Form 10-K
period 2011-12-31
Atlas Financial Holdings, Inc.
filed 2012-03-26
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2011
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common, $0.001 par value per share	TSX Venture Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ☐                            Accelerated Filer        ☐
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
There were 18,433,153 shares of the Registrant's common stock outstanding as of March 1, 2012 of which 4,628,292 shares of the Registrant’s ordinary voting common stock outstanding as of March 1, 2012 were held by non-affiliates of the Registrant. The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2011, was approximately $5.5 million.
For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Part I
Item 1. Business
Atlas Financial Holdings, Inc. (“Atlas” or the "Company” or “We”) is a financial services holding company incorporated under the laws of the Cayman Islands. The core business of Atlas, which is carried out through its insurance subsidiaries, American Country Insurance Company (“American Country”) and American Service Insurance Company, Inc. (“American Service” together with American Country, the “insurance subsidiaries”), is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. The insurance subsidiaries distribute their products through a network of independent retail agents. American Country commenced operations in 1979. With roots dating back to 1925 selling insurance for taxi cabs, American Country is one of the oldest insurers of U.S. taxi and livery business. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area. Since then, the insurance subsidiaries have expanded their expertise. Together, American Country and American Service are licensed to write property and casualty ("P&C") insurance in 47 states in the United States. The management of American Country and American Service is fully integrated with a single operating infrastructure supporting the insurance subsidiaries.

The address of Atlas’ registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. The operating headquarters of Atlas and its subsidiaries is located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA.

Atlas was formed on December 31, 2010 in a reverse merger transaction amongst:

(a)	JJR VI Acquisition Corporation (“JJR VI”), a Canadian capital pool company sponsored by JJR Capital, a Toronto based merchant bank,

(b)
American Insurance Acquisition Inc., (“American Acquisition”), a corporation formed under the laws of Delaware by Kingsway America Inc. (“KAI”), a subsidiary of Kingsway Financial Services Inc. (“KFSI”), a Canadian public company formed under the laws of Ontario and whose shares are traded on the Toronto and New York Stock Exchanges, and

(c)	Atlas Acquisition Corp, a Delaware corporation formed by JJR VI.
Prior to the transaction, KAI transferred 100% of the capital stock of American Service and American Country , to American Acquisition in exchange for common and preferred shares of American Acquisition and promissory notes aggregating C$60.8 million. In addition, American Acquisition raised C$8.0 million through a private placement offering of subscription receipts to qualified investors at a price of C$2.00 per subscription receipt.
KAI received 13,804,861 restricted voting common shares of Atlas valued at $27.8 million, along with 18,000,000 non-voting preferred shares of Atlas valued at $18.0 million and C$8.0 million cash in exchange for 100% of the outstanding shares of American Acquisition and full payment of the promissory notes. Investors in the American Acquisition subscription receipts received 3,983,502 ordinary voting common shares of Atlas plus warrants to purchase one ordinary voting common share of Atlas for each subscription receipt at C$2.00 at any time until December 31, 2013. JJR VI common shares held by former shareholders of JJR VI were consolidated on the basis of one post-consolidation JJR VI common share for every 10 pre-consolidation JJR VI common shares. The post-consolidation JJR VI common shares were then exchanged on a one-for-one basis for ordinary voting common shares of Atlas.

Atlas' consolidated financial statements are those of Atlas and subsidiaries and have been prepared in accordance with Accounting Standard Codification ("ASC") 805 Business Combinations. Financial statements prepared following the reverse merger are presented in the name of the legal parent acquirer, Atlas, but are a continuation of the financial statements of the accounting acquirer, American Acquisition, with an adjustment for the capital structure (that is, the number and type of equity interests, including equity instruments issued to effect the merger) of Atlas, as the legal parent acquirer and accounting acquiree. Accordingly, and as a result of the December 31, 2010 merger date, shareholders’ equity at December 31, 2010 reflects the ordinary voting common shares outstanding at the date of the merger together with the restricted voting common shares and non-voting preferred shares that were issued to effect the merger, and also reflect the historical retained earnings (retained deficit) balances of American Acquisition, as the accounting acquirer.
On February 25, 2010, while under KAI ownership, Southern United Fire Insurance Company ("Southern United") merged into American Service. The transaction was accounted for as a merger of companies under common control with the Southern United assets and liabilities included at their carrying values and its results of operations included in the financial statements from the date of the merger.

Under Section 12(b) of the U.S. Securities Exchange Act of 1934, non-US companies must test to see if they qualify for domestic issuer status as of the last day of the second quarter of each fiscal year, and, if so, will be considered “domestic issuers” in the United States effective the beginning of the next fiscal year and report its financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and on U.S. domestic forms. Atlas has determined that, as of June 30, 2011, it qualified to become a U.S. domestic issuer effective January 1, 2012 and, as such, has adopted U.S. GAAP for its annual financial statements beginning December 31, 2011.

In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with U.S. GAAP. We frequently use industry publications containing statutory financial information to assess our competitive position.

Strategic Focus

Vision

To be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders.

Mission

To develop and deliver superior specialty insurance products that are correctly priced to meet our customers' needs and generate consistent underwriting profit for the insurance companies we own. These products will be distributed to the insured through independent retail agents utilizing Atlas' efficient operating platform.

We will achieve our Vision and Mission through the design, sophisticated pricing and efficient delivery of specialty transportation insurance products. Through constant interaction with our retail producers, we will strive to thoroughly understand each of the markets we serve. This knowledge will assist us in ensuring we deliver strategically priced products to the right market at the right time. Analysis of the substantial data available through our operating companies will drive product and pricing decisions. We will focus on our key strengths and expand our geographic footprint and products only to the extent that these activities support our Vision and Mission. We will target niche markets that support adequate pricing and will be best able to adapt to changing market needs ahead of our competitors through our strategic commitment and increasing scale.

Competition

The insurance industry is price competitive in all markets in which the insurance subsidiaries operate. Atlas strives to employ disciplined underwriting practices with the objective of rejecting under‑priced risks. Based on the current size of the commercial automobile insurance industry, Atlas requires only 1% market share to achieve its business plan.

Atlas competes on a number of factors such as distribution strength, pricing, agency relationships, policy support, claim service, and market reputation. In Atlas’ core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. Atlas differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance.

In the specialty insurance market, American Country and American Service compete against, among others, American Transit Insurance Company (New York only), Canal Insurance Company, CNA Financial Corporation, Carolina Casualty Insurance Company, Empire Fire & Marine Insurance Company (subsidiary of Zurich Financial Services Ltd.), Gateway Insurance Company, Global Liberty Insurance Company of New York, Grenada Insurance Company, Hereford Holding Company, Inc., Hartford Financial Services Group, Lancer Financial Group, MAPFRE USA, Maya Assurance Company, Mercury General Corporation, National Indemnity Company (subsidiary of Berkshire Hathaway, Inc.), National Interstate Corporation, Northland Insurance Company (subsidiary of Travelers Companies, Inc.), Safeco Corporation (subsidiary of Liberty Mutual), Scottsdale Insurance Company (National Casualty Company) and ULLICO, Inc.

To compete successfully in the specialty commercial insurance industry, Atlas relies on its ability to: identify markets that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; offer diversified products and geographic platforms; practice prudent claims management; reserve appropriately for unpaid claims; strive for cost containment through economies of scale where deemed appropriate; and provide services and competitive commissions to its independent agents and brokers.

Geographic Markets
Currently, Atlas distributes insurance only in the United States. Through our insurance subsidiaries, we are licensed to write P&C insurance in 47 states in the United States. The following table reflects, in percentages, the principal geographic distribution of premiums written for the year ended December 31, 2011. No other jurisdiction accounted for more than 5%.
Table 1(a). Selected Geographic Data

Illinois	60.4%
Michigan	9.1%
Indiana	6.4%
Minnesota	6.1%

The below diagram outlines the states where Atlas is actively writing insurance as of December 31, 2011 and where Atlas plans to become active in 2012.

ATLAS FOOTPRINT

WA
OR
ID
MT
ND
SD
WY
MN
WI
MI
NY
ME
NH
VT
MA
RI
CT
NJ
DE
MD
DC
N.CA
NV
UT
CO
NE
IA
IL
IN
OH
PA
WV
VA
KS
MO
KY
S.CA
AZ
NM
OK
AR
TN
NC
SC
TX
LA
MS
AL
GA
FL

- Active in 2011
- Coming in 2012

Regulation
Atlas is subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes which establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our insurance subsidiaries, not the holders of securities issued by Atlas. These rules have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examination, investing practices, policy forms, pricing, trade practices, reserve adequacy and underwriting standards.
In recent years, the state insurance regulatory framework has come under increased federal oversight. Legislation which would provide for increased federal chartering of insurance companies has been proposed. Moreover, in its effort to strengthen the regulation of the financial services market overall, the federal government has proposed a set of regulatory reforms, including the establishment of an Office of National Insurance within the Department of the Treasury. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.
Nearly all states have insurance laws dictating the protocol for P&C insurers to file or maintain price schedules, policy or coverage forms, and other information subject to that state’s regulatory authority. In many cases, such price schedules, policy forms, or both, must be approved prior to use. While these vary from state to state, the objectives of the pricing regulations are generally the same: a price cannot be excessive, inadequate or unfairly discriminatory.
As a result, the speed with which an insurer can change prices in response to competition or increased costs depends, in part, on whether the pricing regulations are (i) prior approval, (ii) file-and-use, or (iii) use-and-file. In states having prior approval laws (of which there are 18), the regulator must approve a price before an insurer may use it. In file-and-use states, the insurer does not have to wait for the regulator’s approval to use a price, but the price must be filed before being used. When a state significantly restricts both underwriting and pricing, it can become more difficult for an insurer to make adjustments quickly in response to changes which could affect profitability.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on Atlas.
A primary metric used by insurance regulators is the National Association of Insurance Commissioners’ (“NAIC”) risk based capital (“RBC”) ratio which is computed at the end of each year based on annual information. The insurance subsidiaries are required to maintain certain minimum RBC ratios as provided for by insurance statutes in the states in which they write business. The insurance subsidiaries were above the 200% minimum RBC ratio threshold as measured at December 31, 2011.  Based on the 2011 annual statutory financial statements, December 31, 2011 RBC ratios were 592.5% and 803.4% for American Country and American Service, respectively. The insurance subsidiaries had approximately $36.4 million of capital in excess of the 200% minimum RBC described above.

Employees
As of December 31, 2011, Atlas had 89 full-time employees, most of whom work at the corporate offices in Elk Grove Village, Illinois.

Available Information
We maintain an Internet website at www.atlas-fin.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q (as well as those previously filed on the SEDAR system in Canada), current reports on Form 8-K, and any amendments to said reports are available through this website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC available at www.sec.gov.
In addition, our code of business conduct and ethics and Audit Committee charter are available on our website.

Seasonality
The P&C insurance business is seasonal in nature. While Atlas’ net premiums earned generally follow a stable trend from quarter to quarter, Atlas’ gross premiums written follow certain common renewal dates for the light commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. Atlas’ ability to generate written premium is also impacted by the timing of policy periods in the states in which Atlas operates.

Outlook
Over the past two years, through dispositions and by placing certain lines of business into run-off, the insurance subsidiaries have streamlined operations to focus on the lines of business they believe will produce favorable underwriting results. Significant progress has also been made in aligning the cost base to the company's expected revenue base going forward. The core functions of the insurance subsidiaries were integrated into a common operating platform. Management believes that both insurance subsidiaries are well positioned in 2012 to begin returning to the volume of premium they wrote in the recent past with better than industry level profitability. The insurance subsidiaries have a long heritage with respect to their continuing lines of business and will benefit from the efficient operating infrastructure honed in 2011. American Country and American Service will actively write business in more states during 2012 than in any prior year, utilizing its well developed underwriting and claim methodology.

Management believes that the most significant opportunities going forward are: (i) continued re-energizing of distribution channels with the objective of recapturing business generated prior to 2009, (ii) building business in previously untapped geographic markets where our insurance subsidiaries are licensed, but not recently active, and (iii) opportunistically acquiring books of business provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the insurance subsidiaries not successfully maintaining their recently improved ratings from A.M. Best.
Atlas’ sole focus going forward is the underwriting of commercial automobile insurance in the U.S. Atlas will seek to deploy its capital to maximize the return for its shareholders, either by investing in growing the operations or other capital initiatives, depending upon insurance and capital market conditions. Atlas will use historic and current data to analyze and assess future business opportunities.

Item 1A. Risk Factors
This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.
These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services. These risks constitute our cautionary statements under the

Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the SEC or via SEDAR or in materials incorporated therein by reference.
Operational Risk

Operational risk is the risk that the Company is unable to deliver its products or services to customers or perform vital functions required to conduct its business in an efficient and cost effective manner. This risk includes the potential for loss from such events as the breakdown or ineffectiveness of processes, human errors, technology and infrastructure failures, etc.

The insurance subsidiaries’ provisions for unpaid claims may be inadequate, which would result in a reduction in the Company’s net income and might adversely affect its financial condition.

Establishing an appropriate level of reserves is an inherently uncertain process. The Company’s provisions for unpaid claims do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what they expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims and as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:

•	actuarial projections of the cost of settlement and administration of claims reflecting facts and circumstances then known;

•	estimates of future trends in claims severity and frequency;

•	judicial theories of liability;

•	variability in claims handling procedures;

•	economic factors such as inflation;

•	judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and

•	the level of insurance fraud.

Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact the Company’s ability to accurately assess the risks of the policies that it writes. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable development in any of these factors could cause the level of reserves to be inadequate. The following factors may have a substantial impact on future claims incurred:

•	the amounts of claims payments;

•	the expenses that the insurance subsidiaries incur in resolving claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including inflation.

As time passes and more information about the claims becomes known, the estimates are appropriately adjusted upward or downward to reflect this additional information. Because of the elements of uncertainty encompassed in this estimation process, and the extended time it can take to settle many of the more substantial claims, several years of experience may be required before a meaningful comparison can be made between actual losses and the original provision for unpaid claims. The development of the provision for unpaid claims is shown by the difference between estimates of claims as of the initial year end and the re-estimated liability at each subsequent year end. Favorable development (reserve redundancy) means that the original claims estimates were higher than subsequently determined or re-estimated. Unfavorable development (reserve deficiency) means that the original claims estimates were lower than subsequently determined or re-estimated. The Company cannot guarantee that it will not have additional unfavorable reserve development in the future. In addition, it may in the future, acquire other insurance companies. The Company cannot guarantee that the provisions for unpaid claims of the companies that it acquires are or will be adequate.

Actual claims and claim adjustment expenses incurred under insurance policies may deviate, perhaps substantially, from the amounts of provisions reflected in the financial statements of the Company.

To the extent that actual claims incurred exceed expectations and the provision for unpaid claims reflected on financial statements, the Company will be required to reflect those changes by increasing reserves for unpaid claims. In addition, government regulators could require that it increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims causes a reduction in the insurance subsidiaries’ surplus which could cause a downgrading of the insurance subsidiaries’ ratings. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies.

The insurance subsidiaries will rely on independent agents or producers and will be exposed to risks.

The insurance subsidiaries will market and distribute automobile insurance products through a network of independent agents or producers in the United States. As a result, the Company relies heavily on these agents or producers to attract new business. These agents typically represent more than one insurance company, which may expose the insurance subsidiaries to competition within the agencies and, therefore, cannot rely on their sole commitment to the Company’s insurance products. Independent agents generally have the ability to bind insurance policies, actions over which the Company has a limited ability to exercise preventative control. In the event that an independent agent exceeds their authority by binding the Company on a risk that does not comply with its underwriting guidelines, the Company may be at risk for that policy until it effects a cancellation. Any improper use of such authority may result in losses that could have a material adverse effect on the Company's business, results of operations and financial condition.

In accordance with industry practice, customers often pay the premiums for their policies to agents for payment to the Company. These premiums may be considered paid when received by the agent and thereafter the customer is no longer liable to the Company for those amounts, whether or not the Company has actually received these premium payments from the agent. Consequently, the Company assumes a degree of risk associated with its reliance on independent agents in connection with the settlement of insurance premium balances.

The majority of gross premiums written will be derived from the commercial automobile markets. If the demand for insurance in these markets declines, results of operations could decline significantly.

The size of the commercial automobile insurance market can be affected significantly by many factors outside of the Company’s control, such as the underwriting capacity and underwriting criteria of automobile insurance carriers, and it may be specifically affected by these factors. Additionally, an economic downturn in one or more of its principal markets could result in fewer automobile sales or public transportation operators, resulting in less demand for these insurance products. To the extent that these insurance markets are affected adversely for any reason, gross premiums written will be disproportionately affected due to its substantial reliance on these insurance markets.

The insurance subsidiaries may not be successful in reducing their risk and increasing their underwriting capacity through reinsurance arrangements, which could adversely affect their business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay its claims, the Company may be adversely affected.

In order to reduce underwriting risk and increase underwriting capacity, the Company transfers portions of its insurance risk to other insurers through reinsurance contracts. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of the Company’s control and which may affect its level of business and profitability. The Company purchases reinsurance from third parties in order to reduce its liability on individual risks. Reinsurance does not relieve the Company of its primary liability to its insureds. A third party reinsurer’s insolvency or inability or unwillingness to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company's financial condition or results of operations. The amount and cost of reinsurance available to the Company are subject, in large part, to prevailing market conditions beyond the Company’s control. Its ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which the Company can obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position. There are no assurances that the Company will be able to maintain its current reinsurance facilities, which generally are subject to annual renewal. If it is unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, the Company may need to modify its underwriting practices or reduce its underwriting commitments.

The insurance subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of their insureds. The inability of their risk sharing partners to meet their obligations could adversely affect their profitability.

Although the reinsurers are liable to the Company to the extent of risk ceded to them, the Company remains ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit the Company’s ultimate obligations to policyholders to pay claims. The Company is subject to credit risks with respect to the financial strength of its reinsurers. The Company is also subject to the risk that their reinsurers may dispute their obligations to pay its claims. As a result, the Company may not recover sufficient amounts for claims that it submits to reinsurers, if at all. As of December 31, 2011, the Company had an aggregate of $8.0 million of unsecured reinsurance recoverables. In addition, its reinsurance agreements are subject to specified limits and the Company would not have reinsurance coverage to the extent that it exceeds those limits. With respect to insurance programs, the insurance subsidiaries are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to captives established by their clients or deductibles retained by their clients. The credit worthiness of prospective risk sharing partners is a factor considered when entering into or renewing these alternative risk transfer programs. The Company typically collateralizes balances due through funds withheld, letters of credit or trust agreements. No assurance can be given regarding the future ability of these entities to meet their obligations. The inability of the Company's risk sharing partners to meet their obligations could adversely affect profitability.

Financial Risk

Atlas is a holding company and the insurance subsidiaries are subject to dividend restrictions and are required to maintain certain capital adequacy levels.

Atlas is a holding company with no significant operations of its own and as a legal entity separate and distinct from its insurance subsidiaries. As a result, its only sources of income are dividends and other distributions from its insurance subsidiaries. Atlas will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by its insurance subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations. In addition, payments of dividends by the insurance subsidiaries are subject to various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries, which limit the aggregate amount of dividends or other distributions that they can declare or pay within any 12-month period. In most jurisdictions, payment of dividends is subject to regulatory approval, and insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, Atlas may not be able to receive dividends from its insurance subsidiaries at times and in amounts necessary to meet its operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of its insurance subsidiaries to pay dividends could have a material adverse effect on Atlas’ business and financial condition.

Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on the Company’s investment portfolio. The Company may not be able to realize its investment objectives, which could significantly reduce its net income.

The Company depends on income from its securities portfolio for a substantial portion of its earnings. Investment returns are an important part of overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company currently maintains and intends to continue to maintain a securities portfolio comprised primarily of fixed income securities. As of December 31, 2011, the majority of the investment portfolio was invested in fixed income securities. The Company cannot predict which industry sectors in which it maintains investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows.

The Company’s ability to achieve its investment objectives is affected by general economic conditions that are beyond its control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed maturity securities. U.S. and global markets have been experiencing volatility since mid-2007. Initiatives taken by the U.S. and foreign governments have helped to stabilize the financial markets and restore liquidity to the banking system and credit markets. However, the financial system has not completely stabilized and market volatility could continue in the future if there is a prolonged recession or a worsening in key economic indicators. If market conditions deteriorate, the Company’s investment portfolio could be adversely impacted.

Difficult conditions in the economy generally may materially adversely affect the Company’s business, results of operations, and statement of financial position and these conditions may not improve in the near future.

Current market conditions and the instability in the global financial markets present additional risks and uncertainties for the Company’s business. In particular, deterioration in the public debt markets could lead to additional investment losses and an erosion of capital as a result of a reduction in the fair value of investment securities. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, created significant unrealized losses in the securities portfolio at certain stages in 2009. Depending on market conditions going forward, the Company could again incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. The Company could also experience a reduction in capital in the insurance subsidiaries below levels required by the regulators in the jurisdictions in which they operate. Certain trust accounts for the benefit of related companies and third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreement.

The current market volatility may also make it more difficult to value the Company’s securities if trading becomes less frequent.

Disruptions, uncertainty and volatility in the global credit markets may also impact the Company’s ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease profitability. There can be no assurance that current market conditions will improve in the near future. In addition, the Company may not have coverage by security analysts, the trading price of the Company’s ordinary voting common shares and restricted voting common shares may be lower and it may be more difficult for its shareholders to dispose of their Company’s shares due to the lower trading volume. The lack of a significant presence in the market could serve to limit the distribution of news and limit investor interest in the Company’s shares. One or more of these factors could result in price volatility and serve to depress the liquidity and market price of the Company’s shares.

The Company may not have access to capital in the future due to an economic downturn.

The Company may need new or additional financing in the future to conduct its operations, or expand its business. Any sustained weakness in the general economic conditions and/or financial markets in Canada, the United States or globally could adversely affect its ability to raise capital on favorable terms, or at all. From time-to-time, the Company may rely on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes.

Liquidity Risk

The limited public float and trading volume for the Company’s shares may have an adverse impact on the share price or make it difficult to liquidate.

The Company’s securities are held by a relatively small number of shareholders. KAI holds all of the restricted voting common shares. Also, the Company has ordinary voting shares which are not widely held. Future sales of substantial amounts of the Company’s shares in the public market, or the perception that these sales could occur, may adversely impact the market price of the Company’s shares and the Company’s shares could be difficult to liquidate.

Compliance Risk

Compliance risk includes the risk arising from violations of, or non-conformance with, laws, regulations or prescribed practices. Compliance risk also arises in situations where the laws or rules governing certain products or activities may be ambiguous or untested. Compliance risk exposes the organization to negative publicity, a potential drop in stock price, fines, criminal and civil monetary penalties, payment of damages and the voiding of contracts. Compliance risks are also sometimes referred to as legal/regulatory, tax or documentation risks.

If the Company fails to comply with applicable insurance and securities laws or regulatory requirements, its business, results of operations and financial condition could be adversely affected.

As a publicly traded holding company listed on a stock exchange which owns insurance companies domiciled in the United States, Atlas and its insurance subsidiaries are subject to numerous laws and regulations. These laws and regulations delegate regulatory, supervisory and administrative powers to federal, provincial or state regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including:

•	rate setting;

•	RBC and solvency standards;

•	restrictions on the amount, type, nature, quality and quantity of securities in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions; and

•	insolvency proceedings.

Such rules and regulations are expected to increase the Company’s legal and financial compliance costs and to make some activities more time-consuming and costly. A significant amount of resources has been committed to monitor and address any internal control issues, and failure to do so could adversely impact operating results. Any failure to comply with applicable laws or regulations could result in the imposition of fines or significant restrictions on its ability to do business, which could adversely affect the Company’s results of operations or financial condition. In addition, any changes in laws or regulations, including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage or claims handling procedures, could materially adversely affect its business, results of operations and financial condition. It is not possible to predict the future impact of changing federal, state and provincial regulation on the Company’s operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations. New or more restrictive regulations, including changes in current tax or other regulatory interpretations affecting an alternative risk transfer insurance model, could make it more expensive for the Company to conduct its businesses, restrict the premiums its subsidiaries able to charge or otherwise change the way it does business. In addition, economic and financial market turmoil may result in some type of U.S. federal oversight of the insurance industry in general.

The insurance subsidiaries are subject to comprehensive regulation and their ability to earn profits may be restricted by the regulations.

The insurance subsidiaries are subject to comprehensive regulation by government agencies in the United States. Failure to meet regulatory requirements could subject them to regulatory action. The regulations and associated examinations may have the effect of limiting the insurance subsidiaries’ liquidity and may adversely affect results of operations. The insurance subsidiaries must comply with statutes and regulations relating to, among other things:

•	statutory capital and surplus and reserve requirements;

•	standards of solvency that must be met and maintained;

•	payment of dividends;

•	changes of control of insurance companies;

•	transactions between an insurance company and any of its affiliates;

•	licensing of insurers and their agents;

•	types of insurance that may be written;

•	market conduct, including underwriting and claims practices;

•	provisions for unearned premiums, losses and other obligations;

•	ability to enter and exit certain insurance markets; and

•	nature of and limitations on investments, premium rates, or restrictions on the size of risks that may be insured under a single policy.

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. In addition to financial examinations, the insurance subsidiaries may be subject to market conduct examinations of claims and underwriting practices. Any adverse findings could result in significant fines and penalties, negatively affecting profitability.

The Company’s business is subject to risks related to litigation and regulatory actions.

The Company may from time-to-time be subject to a variety of legal and regulatory actions relating to its current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;

•	disputes regarding sales practices, disclosure, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with its agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes with taxing authorities regarding tax liabilities; and

•	disputes relating to certain businesses acquired or disposed of by it.

As insurance industry practices and regulatory, judicial and industry conditions change, unexpected and unintended issues related to pricing, claims, coverage and business practices may emerge. Plaintiffs often target P&C insurers in purported class action litigation relating to claims handling and insurance sales practices. The resolution and implications of new underwriting, claims and coverage issues could have a negative effect on the Company’s business by extending coverage beyond the Company’s underwriting intent, increasing the size of claims or otherwise requiring them to change their practices. The effects of unforeseen emerging claim and coverage issues could negatively impact revenues, results of operations and reputation.

Current and future court decisions and legislative activity may increase the Company’s exposure to these types of claims. Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on its results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. The Company cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on its business.

The Company may be subject to governmental or administrative investigations and proceedings in the context of its highly regulated sectors of activity. It cannot predict the outcome of these investigations, proceedings and reviews, and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially adversely affect its results of operations and financial condition. In addition, if it were to experience difficulties with its relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on its ability to do business in that jurisdiction.

The Company’s business could be adversely affected as a result of changing political, regulatory, economic or other influences.

The insurance industry is subject to changing political, economic and regulatory influences. These factors affect the practices and operation of insurance and reinsurance organizations. Legislatures in the United States and other jurisdictions have periodically considered programs to reform or amend their respective insurance and reinsurance systems. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions. Changes in current insurance regulation may include increased governmental involvement in the insurance industry and initiatives aimed at premium controls, or may otherwise change the business and economic environment in which insurance industry participants operate. Historically, the automobile insurance industry has been under pressure from time-to-time from regulators, legislators or special interest groups to reduce, freeze or set rates at levels that are not necessarily related to underlying costs or risks, including initiatives to roll back automobile and other personal line rates. These changes may limit the ability of the insurance subsidiaries to price automobile insurance adequately and could require the Company to discontinue unprofitable product lines, make unplanned modifications of its products and services, or result in delays or cancellations of sales of its products and services.

Strategic Risk

Strategic risk arises from adverse effects of high-level business decisions or the improper implementation of those decisions. Strategic risk also incorporates how management analyzes external factors that impact the strategic direction of the business. Strategic risk further encompasses reputation risk which is the impact to earnings, capital or the ability to do business arising from negative public opinion from whatever cause.

The Company will derive the majority of premiums from a few geographic areas, which may cause its business to be affected by catastrophic losses or business conditions in these areas.

Some jurisdictions including Illinois, Michigan, Minnesota, New York and Louisiana generate a significant percentage of total premiums. Results of operations may, therefore, be adversely affected by any catastrophic losses or material loss trends in these areas, to the extent covered by policies underwritten by the insurance subsidiaries. Catastrophic losses can be caused by a wide variety of events, including earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, and their incidence and severity are inherently unpredictable. Catastrophic losses are characterized by low frequency but high severity due to aggregation of losses, and could result in adverse effects on its results of operations or financial condition. Results of operations may also be adversely affected by general economic conditions, competition, regulatory actions or other business conditions that affect losses or business conditions in the specific areas in which it does most of its business.

The Company may experience difficulty in managing historic and future growth, which could adversely affect its results of operations and financial condition.

The Company intends to grow by expanding geographically and underwriting more market share via the Company’s distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand.

The successful integration and management of books of business, acquired businesses and other business involve numerous risks that could adversely affect the Company’s profitability, and are contingent on many factors, including:

•expanding its financial, operational and management information systems;
•managing its relationships with independent agents, brokers, and legacy program managers including maintaining adequate controls;
•expanding its executive management and the infrastructure required to effectively control its growth;
•maintaining ratings for certain of its insurance subsidiaries;
•increasing the statutory capital of its insurance subsidiaries to support growth in written premiums;
•accurately setting claims provisions for new business where historical underwriting experience may not be available;
•obtaining regulatory approval for appropriate premium rates; and
•obtaining the required regulatory approvals to offer additional insurance products or to expand into additional states or other jurisdictions.

Failure by the Company to manage its growth effectively could have a material adverse effect on its business, financial condition or results of operations.

Engaging in acquisitions involves risks and, if the Company is unable to effectively manage these risks its business may be materially harmed.

From time-to-time the Company may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition, the Company’s share price may fall depending on the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per share.

Acquisitions entail numerous risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid claims;

•	diversion of management's attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of policyholders or key employees of acquired companies.

The Company may not be able to integrate or operate successfully any business, operations, personnel, services or products that it may acquire in the future, which may result in its inability to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. Integration may result in the loss of key employees, disruption to the existing businesses or the business of the acquired company, or otherwise harm the Company’s ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair its ability to grow its existing businesses. Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected.

Various factors may inhibit potential acquisition bids that could be beneficial to shareholders.

Regulatory provisions may delay, defer or prevent a takeover attempt that shareholders may consider in their best interest. For example, under the terms of applicable U.S. state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10% but can be as low as 5%) of the Company’s outstanding voting securities is required to obtain regulatory approval prior to the purchase of such shares. These requirements would require a potential bidder to obtain prior approval from the insurance departments of the states in which the insurance subsidiaries are domiciled and may require pre-acquisition notification in states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in material delays or deter any such transaction.

Regulatory requirements could make a potential acquisition of the Company more difficult and may prevent shareholders from receiving the benefit from any premium over the market price of its shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of its shares if they are viewed as discouraging takeover attempts in the future.

Provisions in the Company’s organizational documents, corporate laws and the insurance laws of Illinois could impede an attempt to replace or remove their management or directors or prevent or delay a merger or sale, which could diminish the value of the Company’s shares.

The Company’s Amended and Restated Articles of Incorporation and Code of Regulations and the corporate laws and the insurance laws of various states contain, or are anticipated to contain, provisions that could impede an attempt to replace or remove management or directors or prevent the sale of the insurance subsidiaries that shareholders might consider to be in their best interests. These provisions may include, among others:

•	classified insurance subsidiary boards of directors consisting of no less than five, and no more than ten directors;

•	requiring a vote of holders of 20% of the common shares to call a special meeting of shareholders;

•	requiring a two-thirds vote to amend the Articles of Incorporation;

•	requiring the affirmative vote of a majority of the voting power of shares represented at a special meeting of shareholders; and

•
statutory requirements prohibiting a merger, consolidation, combination or majority share acquisition between the insurance subsidiaries and an interested shareholder or an affiliate of an interested shareholder without regulatory approval.

These provisions may prevent shareholders from receiving the benefit of any premium over the market price of the Company’s shares offered by a bidder in a potential takeover. In addition, the existence of these provisions may adversely affect the prevailing market price of the Company’s shares if they are viewed as discouraging takeover attempts.

The insurance laws of most states require prior notice or regulatory approval of changes in control of an insurance company or its holding company. The insurance laws of the State of Illinois, where the insurance subsidiaries are domiciled, provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such insurance or reinsurance company and obtained prior written approval of the relevant insurance regulatory authorities. Any purchaser of 10% or more of the Company’s aggregate outstanding voting power could become subject to these regulations and could be required to file notices and reports with the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of the Company’s shares if they are viewed as discouraging takeover attempts.

Market and Competition Risk

Because the insurance subsidiaries are commercial automobile insurers, conditions in that industry could adversely affect their business.

The majority of the gross premiums written by the Company's insurance subsidiaries will be generated from commercial automobile insurance policies. Adverse developments in the market for commercial automobile insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The commercial automobile insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. These fluctuations in the business cycle have negatively impacted and could continue to negatively impact the revenues of the Company. The results of the insurance subsidiaries, and in turn, the Company, may also be affected by risks, to the extent they are covered by the insurance policies we issue, that impact the commercial automobile industry related to severe weather conditions, floods, hurricanes, tornadoes, earthquakes and tsunamis, as well as explosions, terrorist attacks and riots. The insurance subsidiaries’ commercial automobile insurance business may also be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact profitability. Legacy business previously written by the Company also includes private passenger auto, surety and other P&C insurance business. Adverse developments relative to previously written business could have a negative impact on the Company’s results.

The insurance and related businesses in which the Company operates may be subject to periodic negative publicity which may negatively impact its financial results.

The products and services of the insurance subsidiaries are ultimately distributed to individual and business customers. From time-to-time, consumer advocacy groups or the media may focus attention on insurance products and services, thereby subjecting the industry to periodic negative publicity. The Company also may be negatively impacted if participants in one or more of its markets engage in practices resulting in increased public attention to its business. Negative publicity may also result in increased regulation and legislative scrutiny of practices in the P&C insurance industry as well as increased litigation. These factors may further increase its costs of doing business and adversely affect its profitability by impeding its ability to market its products and services, requiring it to change its products or services or by increasing the regulatory burdens under which it operates.

The highly competitive environment in which the Company operates could have an adverse effect on its business, results of operations and financial condition.

The commercial automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of the Company’s competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than the Company.

The Company’s underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with the Company’s products, services and programs or offer similar or better products at or below the Company’s prices. Insurers in its markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of its competitors, it is not in the Company’s best interest to compete solely on price, and may from time-to-time experience a loss of market share during periods of intense price competition. Its business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect its ability to attract and retain profitable business.

Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. Atlas believes its pricing model will generate future underwriting profits.

If the Company is not able to attract and retain independent agents and brokers, its revenues could be negatively affected.

The Company competes with other insurance carriers to attract and retain business from independent agents and brokers. Some of its competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than the Company. The Company’s top ten independent agents accounted for an aggregate of 63% of its commercial auto gross premium written during the year ended December 31, 2011. While Atlas maintains rigorous standards for both new and existing agents, it is seeking to expand its agent network in many areas around the country. If the insurance subsidiaries are unable to attract and retain independent agents/brokers to sell their products, their ability to compete and attract new customers and their revenues would suffer.

If the Company is unable to maintain its claims-paying ratings, its ability to write insurance and to compete with other insurance companies may be adversely impacted. A decline in rating could adversely affect its position in the insurance market, make it more difficult to market its insurance products and cause its premiums and earnings to decrease.

Financial ratings are an important factor influencing the competitive position of insurance companies. Third party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based upon criteria that they have established. Periodically these rating agencies evaluate the business to confirm that it continues to meet the criteria of the ratings previously assigned. Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s premiums.

The insurance subsidiaries are rated by A.M. Best, which issues independent opinions of an insurer’s financial strength and its ability to meet policyholder obligations. A.M. Best ratings range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. On January 30, 2012, A.M. Best Co. affirmed the financial strength rating of American Country and American Service as “B” and the outlook assigned to all ratings is “Stable.”

The Company cannot provide assurance that A.M. Best will maintain these ratings in the future. If the insurance subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

Human Resources Risk

Human resources risk is the risk that the Company is unable to maximize available human resources in the achievement of its business objectives. This includes people, their experience, knowledge, skills and work environment.

The Company’s business depends upon key employees, and if it is unable to retain the services of these key employees or to attract and retain additional qualified personnel, its business may suffer.

The Company’s success depends, to a great extent, upon the ability of executive management and other key employees to implement its business strategy and its ability to attract and retain additional qualified personnel in the future. The loss of the services of any of its key employees, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of the Company's business operations. In addition, the Company must forecast volume and other factors in changing business environments with reasonable accuracy and adjust its hiring and employment levels accordingly. Its failure to recognize the need for such adjustments, or its failure or inability to react appropriately on a timely basis, could lead the Company either to over-staffing (which could adversely affect its costs structure) or under-staffing (which could impair its ability to service current products lines and new lines of business). In either event, the Company's financial results and customer relationships could be adversely affected.

U.S. Tax Risks

If the Company were not to be treated as a U.S. Corporation for U.S. federal income tax purposes, certain tax inefficiencies would result and certain adverse tax rules would apply.

Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended, the reverse merger agreement provides that the parties intend to treat the Company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If the Company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both the Company and the recipients and holders of stock in the Company, including that dividend distributions from its insurance subsidiaries to Atlas would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated net operating loss carry-forwards that could have otherwise been utilized.

The Company’s use of losses may be subject to limitations and the tax liability of the Company may be increased.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change generally limits a U.S. corporation’s ability to use its net operating loss carry-forwards attributable to the period prior to the change. Both the insurance subsidiaries experienced ownership changes in connection with the private placement and reverse merger transaction completed in the last quarter of 2010, such that the use of their net operating loss carry-forwards will be subject to limitation.  In addition, the amounts of any pre-transaction net operating losses of the insurance subsidiaries and tax basis that may be available for use by the insurance subsidiaries following the reverse merger transaction are limited and dependent on tax elections to be taken on a tax return of the insurance subsidiaries’ former parent. The Company’s former parent controls the determination of which elections are made and the extent to which the elections will impact the net operating losses and tax attributes of the insurance subsidiaries for net operating losses and tax attributes generated in periods through December 31, 2010.  The Company will not be compensated to the extent the net operating losses and tax attributes are reduced or otherwise unfavorably adjusted due to changes and elections in the former parent’s 2010 and prior tax filings.

Further limitations on the utilization of losses may apply because of the “dual consolidated loss” rules, which will also require the Company to recapture into income the amount of any such utilized losses in certain circumstances. As a result of the application of these rules, the future tax liability of the Company and its insurance subsidiaries could be significantly increased. In addition, taxable income may also be recognized by the Company or its insurance subsidiaries in connection with the 2010 reverse merger transaction.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Atlas' corporate headquarters is located in Elk Grove Village, Illinois. It consists of one office building totaling 176,844 net rentable square feet of office space on 7.2 acres. Atlas occupies one floor of the building and rents some of the remaining space. This building and property is currently held for sale.
We also own approximately 50 acres of vacant land in Alabama which was transferred to Atlas from Southern United. It is also currently held for sale.

Item 3. Legal Proceedings
In connection with its operations, the Company and its insurance subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions.

Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 19, 2012, there were 100 shareholders of record of Atlas ordinary voting common shares, of which 4,628,292 were issued and outstanding. Atlas ordinary voting common shares have been exclusively listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” since January 6, 2011.
Set forth below are the high and low listing prices of the ordinary common shares during 2011 per the TSXV (in Canadian dollars):
Table 1(c) Summary of Share Prices

	High	Low
First Quarter	$2.00	$1.60
Second Quarter	$2.00	$1.48
Third Quarter	$1.90	$1.25
Fourth Quarter	$2.03	$1.10
During 2011, Atlas did not repurchase any of its equity securities. Atlas also did not pay any dividends during 2011 and has no current plans to pay dividends to its common shareholders. The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation (or sooner, if Atlas declares dividends), is $810,000 as at December 31, 2011.

Item 7. Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations

Overview
This MD&A contains “forward-looking information” which may include, but is not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition and results of operations; the availability and terms of additional capital; dependence on key suppliers, and other strategic partners; industry trends and the competitive and regulatory environment; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this MD&A.

Often, but not always, forward-looking statements can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, or “believes” or variations (including negative variations) of such words and phrases, or state that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Atlas to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political, regulatory and social uncertainties.

Although Atlas has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this MD&A and Atlas disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements due to the inherent uncertainty in them.

(All amounts in thousands of US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)

I. CONSOLIDATED PERFORMANCE

Full year 2011 Highlights

•	Core commercial auto lines gross premium written for 2011 increased 36.9% over 2010 reflecting Atlas’ strong focus on re-energizing this line of business.

•	Net loss for the year ended December 31, 2011 was $(2,470).

•	After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in 2011 was $(0.18).

•
2011 non-operating expenses totaled $4,971 ($3,357 net of tax) which includes a one-time $2,544 ($1,755 net of tax) non-cash charge upon settlement of the American Country Pension Plan , a $1,800 ($1,188 net of tax) fourth quarter reserve strengthening charge related to pre-Atlas periods, and non-recurring expenses incurred in Q1 2011 of $627 ($414 net of tax) related to transaction costs and restructuring.

•	The above non-operating expenses had an unfavorable impact of ($0.18) on basic and diluted earnings per share in 2011.

•	Total investment income (including realized capital gains) in 2011 was $7,481, an increase of 35.9% as compared to 2010.

•	Underwriting losses improved by $12,746 for the year ended December 31, 2011 as compared to 2010.

•	Atlas' distribution channel was able to write business in a total of 25 states at the end of 2011.

•	Book value per common share diluted at December 31, 2011 was $2.03.

•	Atlas carries a valuation allowance, in the amount of $0.67 per common share diluted at December 31, 2011, against its deferred tax asset.

The following financial data is derived from Atlas’ consolidated financial statements for the years ended December 31, 2011 and 2010:

Table 1 Selected financial information

For the year ended December 31,	2011	2010
Gross premium written	$42,031	$46,679
Net premium earned	35,747	53,603
Losses on claims	28,994	48,074
Acquisition costs	7,294	11,115
Other underwriting expenses	10,697	18,398
Net underwriting loss	(11,238)	(23,984)
Net investment and other income	7,605	4,747
Net loss before tax	(3,633)	(19,237)
Income tax (benefit) expense	(1,163)	2,575
Net loss	$(2,470)	$(21,812)

Key Financial Ratios:
Loss ratio	81.1%	89.7%
Acquisition cost ratio	20.4%	20.7%
Other underwriting expense ratio	29.9%	34.3%
Combined ratio (see Table 6)	131.4%	144.7%
Return on equity	(4.2)%	(38.7)%
Loss per common share, basic and diluted	$(0.18)	$(1.19)
Book value per common share, basic and diluted	$2.03	$2.30

Atlas’ full year combined ratio for 2011 was 131.4%, compared to 144.7% for the full year of 2010. The $4,971 in 2011 non-operating expenses added 13.9% to the combined ratio in 2011.

As planned, core commercial automobile lines became a more significant component of Atlas’ gross premium written as a result of the strategic focus on these core lines of business coupled with positive response from new and existing agents. Gross premium written related to these core commercial lines increased by 36.9% for 2011 as compared to 2010. As a result, the overall loss ratio for 2011 was 81.1% compared to 89.7% in 2010. The $1,800 reserve strengthening charge in the fourth quarter of 2011 related to pre-Atlas periods added 5.0% to the loss ratio in 2011.

Investment performance and other income generated $7,605 of income for 2011, of which $4,201 is realized gains. This resulted in a 4.7% yield for the full year 2011. Cash and invested assets were $127,881 as of December 31, 2011 and were $45,167 lower than December 31, 2010, resulting primarily from the payment of claim settlements. This reduction in cash and invested assets is in line with expectations as Atlas rebuilds its book of business.

Overall, Atlas generated a net loss of $(2,470). After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in 2011 was $(0.18). This compares to a net loss of $(21,812) or $(1.19) per common share diluted in 2010.

Book value per common share diluted as of December 31, 2011 was $2.03.

Atlas has a valuation allowance in the amount of $0.67 per common share diluted as of December 31, 2011. Tax loss carry-forwards were assumed through the acquisition of the insurance subsidiaries. These deferred tax assets could be realized in the future dependent upon profitability during the next twenty year period.

II. APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:
•Fair value and impairment of financial assets
•Deferred policy acquisition costs amortization
•Reserve for property-liability insurance claims and claims expense estimation
•Deferred tax asset valuation

In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements.

Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for bonds are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services through a bank trustee.
Impairment of financial assets - Atlas assesses, on a quarterly basis, whether there is objective evidence that a financial asset or group of financial assets is impaired. An investment is considered impaired when the fair value of the investment is less than its cost or amortized cost. When an investment is impaired, the Company must make a determination as to whether the impairment is other-than-temporary.
Under ASC guidance, with respect to an investment in an impaired debt security, other-than temporary impairment (OTTI) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
Deferred policy acquisition costs - Atlas defers brokers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of ceding commissions.
Valuation of deferred tax assets - Deferred taxes are recognized using the asset and liability method of accounting. Under this method the future tax consequences attributable to temporary differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items are recognized in the financial statements by recording deferred tax liabilities or deferred tax assets.
Deferred tax assets related to the carry-forward of unused tax losses and credits and those arising from temporary differences are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.
Claims liabilities - The provision for unpaid claims represent the estimated liabilities for reported claims, plus those incurred but not yet reported and the related estimated loss adjustment expenses. Unpaid claims expenses are determined using case-basis evaluations and statistical analyses, including insurance industry loss data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claims is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

III. OPERATING RESULTS

Gross Premium Written

Table 2 Gross premium written by line of business

Year Ended December 31,	2011	2010	% Change
Commercial automobile	$18,790	$13,729	36.9%
Non-standard automobile	17,412	22,986	(24.2)%
Other	5,829	9,964	(41.5)%
	$42,031	$46,679	(10.0)%

Table 2 above summarizes gross premium written by line of business. For the year ended December 31, 2011, gross premium written was $42,031 compared to $46,679 in 2010, representing a 10.0% decrease primarily due to the reduction of non-core lines of business.
Commercial Automobile

The commercial automobile policies we underwrite provide coverage for light weight, individual unit or small fleet commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. In the year ended December 31, 2011, gross premium written from commercial automobile was $18,790, representing a 36.9% increase relative to 2010. Atlas’ continued focus on these core lines of business coupled with a positive response from both new and existing agents and policyholders to Atlas’ value proposition drove the improvement. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 44.7% of gross premium written in 2011 compared to 29.4% in 2010.

Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the NAIC. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this historically profitable industry segment.

Because there are a limited number of competitors specializing in these lines of business, management believes a strong value proposition is very important and can result in desirable retention levels as policies renew on an annual basis. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic agent relationships are important to ensure efficient distribution.

There is a positive correlation between the economy and commercial automobile insurance in general. However, operators of commercial automobiles may be less likely than other business segments within the commercial auto line to take vehicles out of service as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions which may discourage a policy holder from taking vehicles out of service in the face of reduced demand for the use of the vehicle.

Maintaining continuous insurance on all vehicles under dispatch is an important aspect of Atlas’ target policyholders’ businesses.

Non-Standard Automobile

Non-standard automobile insurance is principally provided to individuals who do not qualify for standard automobile insurance coverage because of their payment history, driving record, place of residence, age, vehicle type or other factors. Such drivers typically represent higher than normal risks and pay higher insurance rates for comparable coverage.

Consistent with Atlas’ focus on commercial automobile insurance, Atlas continues to transition away from the non-standard auto line. Atlas’ has ceased renewals of policies of this type in 2011, allowing surplus and additional resources to be devoted to the expected growth of the commercial automobile business. These lines comprised 41.4% of our gross written premium in 2011 versus 49.2% in 2010. In 2012, gross written premium related to non-standard auto will be negligible.

Other

This line of business is primarily comprised of Atlas’ surety business, which is 100% reinsured.

Geographic Concentration
Table 3 Gross premium written by state

Year Ended December 31,	2011		2010
Illinois	$25,398	60.4%	$28,230	60.5%
Indiana	2,687	6.4%	4,782	10.2%
Michigan	3,828	9.1%	2,032	4.4%
New York	1,865	4.4%	2,830	6.1%
Minnesota	2,555	6.1%	1,524	3.3%
Louisiana	1,530	3.6%	(147)	(0.3)%
Wisconsin	758	1.8%	371	0.8%
Other	3,410	8.2%	7,057	15.1%
Total	$42,031	100.0%	$46,679	100.0%

As illustrated by the data in Table 3 above, 60.4% of Atlas’ 2011 gross premium written came from the state of Illinois and 76.0% came from the three states currently producing the most year-to-date premium volume (Illinois, Indiana and Michigan), as compared to 75.1% in 2010. Atlas is committed to diversifying geographically by expanding in new areas of the country, leveraging experience, historical data and research. In 2011, Atlas began actively writing insurance in 10 new states, 5 of which were added in the fourth quarter.

The decline of written premium for the year ended December 31, 2011 versus the year ended December 31, 2010 in Illinois and Indiana is primarily attributable to Atlas’ de-emphasis of non-standard automobile insurance. The majority of the 2010 non-standard automobile written premium came from those two states.

Ceded Premium Written

Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written decreased 56.5% to $6,173 for the year ended December 31, 2011 compared with $14,201 for the year ended December 31, 2010. This decrease is attributed to the reduction of Atlas’ surety gross premium written.

Net Premium Written

Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 10.4% to $35,858 for 2011 compared with $32,478 for 2010. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.

Net Premium Earned

Premiums are earned ratably over the term of the underlying policy. Net premium earned was $35,747 in 2011, a 33.3% decrease compared with $53,603 in 2010. The decrease in net premiums earned is attributable to the written premium decline experienced by the Company’s insurance subsidiaries prior to Atlas’ formation, coupled with the transition away from private passenger automobile insurance and other non-core lines of business. Policy periods in Atlas’ core lines of business are typically twelve months.

Claims Incurred

The loss ratio relating to the claims incurred in 2011 was 81.1% compared to 89.7% in 2010. The $1,800 reserve strengthening adjustment made in the fourth quarter 2011 unfavorably impacted the loss ratio by 5% in 2011. The change in loss ratios from 2010 to 2011 is attributable to the increased composition of commercial auto as a percentage of the total written premium. Atlas has extensive experience and expertise with respect to underwriting and claims management in this specialty area of insurance and expects the loss ratio to trend back towards levels seen in the second quarter 2011. The company is committed to retain this claim handling expertise as a core competency as the volume of business increases.

Acquisition Costs

Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $7,294 in 2011 or 20.4% of net premium earned, as compared to 20.7% in 2010. This ratio has declined slightly due to the shift away from private passenger automobile insurance which carry higher commission rates and are anticipated to continue decreasing as Atlas transitions entirely away from these non-standard automobile lines.

Other Underwriting Expenses

The other underwriting expense ratio was 29.9% in 2011 compared to 34.3% in 2010. Atlas incurred additional expenses of approximately $627 in 2011 that are deemed non-recurring. These items are highlighted in the table below:

Table 4 Non-recurring Expenses

Expense Item	Description	Non-recurring Expense
Licenses, taxes and assessments	Amounts paid in Q1 2011	$198
Professional fees	Legal and Accounting fees	121
Salary and benefits	Q1 staff reduction impacts	174
EDP expense	Decommissioning software expenses previously capitalized	84
Occupancy/Miscellaneous expense	Straight-line lease adjustment	50
Total non-recurring expenses		$627

The combination of the settlement of the American Country Pension Plan in the fourth quarter of 2011 and the above expenses unfavorably impacted the other underwriting expense ratio by 8.8%. The favorable change in other areas of underwriting expense can be attributed to operating efficiencies realized after the reverse merger at the end of 2010 as well as the absence of significant agent receivable write-offs.

Net Investment Income

Table 5 Investment Results

Year Ended December 31,	2011	2010
Average securities at cost (including cash)	$159,555	$193,686
Interest income after expenses	3,280	4,616
Percent earned on average investments	2.1%	2.4%
Net realized gains	$4,201	$888
Total investment income	7,481	5,504
Total realized yield (annualized)	4.7%	2.8%

Investment income (excluding net realized gains) decreased by 28.9% to $3,280 in 2011, compared to $4,616 in 2010. These amounts are primarily comprised of interest income. This decrease is primarily due to the lower average investment balance during 2011. However, the average yield on invested assets (including net realized gains of $4,201) in 2011 increased to 4.7% as compared with 2.8% in 2010.

Net Realized Investment Gains (Losses)

Net realized investment gains in 2011 were $4,201 compared to $888 in 2010. These gains were the result of management's decision to sell certain securities during favorable market conditions in 2011.

Miscellaneous Income (Loss)

Atlas recorded miscellaneous income in 2011 of $124 compared to expense of $757 for 2010. Miscellaneous income in 2011 is primarily comprised of rental income from the corporate headquarters in Elk Grove Village, Illinois.

Combined Ratio

Atlas’ combined ratio are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.

Table 6 Combined Ratios

Year Ended December 31,	2011	2010
Net premium earned	$35,747	$53,603
Underwriting expenses *	46,985	77,587
Combined ratio	131.4%	144.7%
*Underwriting expense is the combination of losses on claims, acquisition costs, and other underwriting expenses

2011 non-operating expenses totaled $4,971 ($3,357 net of tax) which includes a one-time $2,544 ($1,755 net of tax) non cash charge upon settlement of the American Country Pension Plan, a $1,800 ($1,188 net of tax) fourth quarter reserve strengthening charge related to pre-Atlas periods, and non-recurring expenses incurred in Q1 2011 of $627 ($414 net of tax) related to the reverse merger transaction costs and restructuring. These non-operating expenses had an unfavorable impact of 13.9% on the Company's combined ratio in 2011.

Loss before Income Taxes

Atlas generated loss before tax of $3,633 in 2011 as compared to a loss before income taxes of $19,237 in 2010.

Income Tax Benefit

Atlas recognized an income tax benefit in 2011 of $1,163, consistent with operating results for the year. No further valuation allowance was recorded on net operating losses generated in 2011. This compares to a tax expense of $2,575 in 2010. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax losses provided for the years ended December 31, 2011 and 2010.

Table 7 Income tax benefit reconciliation

Year ended December 31,	2011		2010
	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$(1,235)	(34.0)%	$(6,541)	(34.0)%
Valuation allowance	—	—%	(9,476)	(49.3)%
Nondeductible expenses	5	0.1%	183	1.0%
Tax implications of qualifying transaction	75	2.1%	18,412	95.7%
Other	(8)	(0.2)%	(3)	—%
Total	$(1,163)	(32.0)%	$2,575	13.4%

Upon formation of Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future.

Net Loss and Loss per Share

Atlas lost $2,470 during 2011 compared to net losses of $21,812 in 2010. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in 2011 was $(0.18) versus a loss per common share of $1.19 in 2010 computed under continuation accounting rules.

The combination of the one-time $2,544 ($1,755 net of tax) non-cash charge upon settlement of the American Country Pension Plan, the $1,800 ($1,188 net of tax) fourth quarter reserve strengthening, and other non-recurring expenses incurred in Q1 2011 of $627, had an unfavorable impact of ($0.18) on earnings per common share in 2011.

There were 18,373,624 weighted average common shares outstanding at the end of 2011. In 2010, 18,358,363 common shares were used to compute both basic and dilutive earnings per common share, the number of voting common shares at the merger date as required by continuation accounting rules.

Book Value per Common Share

Book value per common share was $2.03 at December 31, 2011 as compared to $2.30 at December 31, 2010. The settlement of the American Country Pension Plan had no significant impact on book value per share.

IV. FINANCIAL CONDITION

Table 8 Consolidated Statement of Financial Position

	December 31,
	2011	2010
Assets
Investments
Fixed income securities, at fair value (Amortized cost $101,473 and $148,531)	$103,491	$154,011
Equity securities, at fair value (cost $994 and $0)	1,141	—
Total Investments	104,632	154,011
Cash and cash equivalents	23,249	19,037
Accrued investment income	586	1,293
Accounts receivable and other assets (Net of allowance of $4,254 and $4,212)	9,579	13,340
Reinsurance recoverables, net	8,044	4,277
Prepaid reinsurance premiums	2,214	6,999
Deferred policy acquisition costs	3,020	3,804
Deferred tax asset, net	6,775	6,399
Software and office equipment, net	440	1,274
Assets held for sale	13,634	15,004
Total Assets	$172,173	$225,438
Liabilities
Claims liabilities	$91,643	$132,579
Unearned premiums	15,691	17,061
Due to reinsurers and other insurers	5,701	9,614
Other liabilities and accrued expenses	2,884	6,015
Total Liabilities	$115,919	$165,269
Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,625,526 shares issued and outstanding at December 31, 2011 and 4,553,502 at December 31, 2010	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at December 31, 2011 and December 31, 2010	14	14
Additional paid-in capital	152,652	152,466
Retained deficit	(115,841)	(113,371)
Accumulated other comprehensive income, net of tax	1,425	3,056
Total Shareholders’ Equity	$56,254	$60,169
Total Liabilities and Shareholders’ Equity	$172,173	$225,438
See accompanying Notes to Consolidated Financial Statements.

Investments

Investments Overview and Strategy

Atlas manages its securities portfolio to support the liabilities of the insurance subsidiaries, to preserve capital and to generate investment returns. Atlas invests predominantly in corporate and government bonds with relatively short durations that correlate with the payout patterns of Atlas’ claims liabilities. A third-party investment management firm manages Atlas’ investment portfolio pursuant to the Company’s investment policies and guidelines as approved by its Board of Directors. Atlas monitors the third-party investment manager’s performance and its compliance with both its mandate and Atlas’ investment policies and guidelines.

Atlas’ investment guidelines stress the preservation of capital, market liquidity to support payment of liabilities and the diversification of risk. With respect to fixed income securities, Atlas generally purchases securities with the expectation of holding them to their maturities; however, the securities are available for sale if liquidity needs arise.

Portfolio Composition

At December 31, 2011, Atlas held securities with a fair value of $104,632 which was comprised primarily of fixed income securities. The insurance subsidiaries’ securities must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.

The following table summarizes the fair value of the securities portfolio, including cash and cash equivalents, as at the dates indicated.

Table 9 Fair value of securities portfolio

As at December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Term Deposits		$—	$—	$—	$—
Fixed Income:
U.S.	- Government	44,835	911	—	45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632

As at December 31, 2010		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Term Deposits		$7,898	$3	$—	$7,901
Fixed Income:
U.S.	- Government	67,388	2,117	—	69,505
	- Corporate	62,429	3,011	—	65,440
	- Commercial mortgage backed	8,445	270	—	8,715
	- Other asset backed	2,371	79	—	2,450
Total Fixed Income		$148,531	$5,480	$—	$154,011
Equities
Totals		$148,531	$5,480	$—	$154,011

Table 10 Net Change in unrealized gains/(losses) on available-for-sale securities

		2011	2010
Term Deposits		$(3)	$3
Fixed Income:
U.S.	-Government	(1,206)	852
	- Corporate	(2,210)	386
	- Commercial mortgage backed	(62)	33
	- Other asset backed	19	2,037
Equities		147
Totals		$(3,315)	$3,311

For the year ended December 31, 2011, Atlas recognized $7,481 in total investment income, including $4,201 of realized gains.

Liquidity and Cash Flow Risk

The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio excluding cash and cash equivalents at the dates indicated.

Table 11 Fair value of fixed income securities by contractual maturity date

As of December 31,	2011		2010
	Amount	%	Amount	%
Due in less than one year	$29,407	28.4%	$21,555	14.0%
Due in one through five years	27,317	26.4%	88,564	57.5%
Due after five through ten years	10,242	9.9%	24,026	15.6%
Due after ten years	36,525	35.3%	19,866	12.9%
Total	$103,491	100.0%	$154,011	100.0%

At December 31, 2011, 54.8% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 2.35 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.

Market Risk

Market risk is the risk that Atlas will incur losses due to adverse changes in interest rates, currency exchange rates or equity prices. Having disposed of a majority of its asset backed securities, its primary market risk exposures in the fixed income securities portfolio are to changes in interest rates. Because Atlas’ securities portfolio is comprised of primarily fixed income securities that are usually held to maturity, periodic changes in interest rate levels generally impact its financial results to the extent that the securities in its available for sale portfolio are recorded at market value. During periods of rising interest rates, the market value of the existing fixed income securities will generally decrease and realized gains on fixed income securities will likely be reduced. The reverse is true during periods of declining interest rates.

Credit Risk

Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders and reinsurers. It monitors concentration and credit quality risk through policies to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company's policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has policies to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 95.3% rated ‘A’ or better as at December 31, 2011 compared to 97.4% as at December 31, 2010.

Table 12 Credit ratings of fixed income securities portfolio

As of December 31,	2011		2010
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$54,717	52.9%	$88,684	57.6%
AA/Aa	21,567	20.8%	26,388	17.1%
A/A	22,380	21.6%	35,027	22.7%
BBB/Baa	4,827	4.7%	3,851	2.5%
CCC/Caa or lower or not rated	—	—%	61	0.1%
Total Securities	$103,491	100.0%	$154,011	100.0%

Other-than-temporary impairment

Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the years ended December 31, 2011 and December 31, 2010.

The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. As of December 31, 2011 and December 31, 2010, Atlas had no material gross unrealized losses in its portfolio.

Estimated impact of changes in interest rates and securities prices

For Atlas’ available-for-sale fixed income securities held as of December 31, 2011, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $271. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $271.

A 100 basis point increase would have also decreased other comprehensive income by approximately $3,041 due to “mark-to-market” requirement; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.

Due from Reinsurers and Other Insurers

Atlas purchases reinsurance from third parties in order to reduce its liability on individual risks and its exposure to large losses. Reinsurance is insurance purchased by one insurance company from another for part of the risk originally underwritten by the purchasing (ceding) insurance company. The practice of ceding insurance to reinsurers allows an insurance company to reduce its exposure to loss by size, geographic area, and type of risk or on a particular policy. An effect of ceding insurance is to permit an insurance company to write additional insurance for risks in greater number or in larger amounts than it would otherwise insure independently, having regard to its statutory capital, risk tolerance and other factors.

Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. In addition, in 2010 the insurance subsidiaries were part of a larger group of insurance companies that purchased catastrophe reinsurance providing coverage in the event of a series of claims arising out of a single occurrence, limiting exposure to $2,000 per occurrence with a maximum coverage of $38,000. This catastrophic coverage was deemed appropriate at the time based on the insurance subsidiaries being part of a larger group of companies. However, this exposure is now much more limited due to the insurance subsidiaries’ relatively low limits of first party physical damage coverage. Further, Atlas primarily operates in geographic regions believed to have less exposure to natural disasters; therefore management determined that catastrophe reinsurance was not required in 2011 and going forward. Atlas will continue to evaluate and adjust its reinsurance needs based on business volume, mix, and supply levels.

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. As at December 31, 2011, Atlas had $8,044 recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as compared to $4,277 as at December 31, 2010.

Estimating amounts of reinsurance recoverables is also impacted by the uncertainties involved in the establishment of provisions for unpaid claims. As underlying reserves potentially develop, the amounts ultimately recoverable may vary from amounts currently recorded. Atlas’ reinsurance recoverables are generally unsecured. Atlas regularly evaluates its reinsurers, and the respective amounts recoverable, and an allowance for uncollectible reinsurance is provided for, if needed.

Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc. and Gen Re, a subsidiary of Berkshire Hathaway, Inc. Great American has a financial strength rating of A+ from Standard & Poor’s, while Gen Re has a financial strength rating of Aa1 from Moody’s.

Deferred Tax Asset

Table 13 Components of Deferred Tax

As at year ended December 31,	2011	2010
Deferred tax assets:
Unpaid claims and unearned premiums	$3,004	$4,218
Loss carry-forwards	15,558	13,252
Pension expense	—	841
Bad debts	1,297	1,356
Other	1,338	1,394
Valuation Allowance	(12,361)	(11,288)
Total gross deferred tax assets	$8,836	$9,773

Deferred tax liabilities:
Investment securities	$740	$1,863
Deferred policy acquisition costs	1,027	1,293
Other	294	218
Total gross deferred tax liabilities	$2,061	$3,374
Net deferred tax assets	$6,775	$6,399

Atlas established a valuation allowance of approximately $12,361 and $11,288 for its gross future deferred tax assets at December 31, 2011 and December 31, 2010, respectively.
Based on Atlas’ expectations of future taxable income, as well as the reversal of gross future deferred tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets, with the exception of the aforementioned valuation allowance. Atlas has therefore established the valuation allowance as a result of the potential inability to utilize a portion of its net operation losses in the U.S. which are subject to a yearly limitation. The uncertainty over the Company’s ability to utilize a portion of these losses over the short term has led to the recording of a valuation allowance.
Atlas has the following total net operating loss carry-forwards as of December 31, 2011:
Table 14 Net operating loss carry-forward by expiry

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
Total		$45,632

Assets Held for Sale

As at December 31, 2010, Atlas had five properties held for sale with an aggregate carrying value of $15,004, including its headquarters building in Elk Grove Village, Illinois. During 2011, two of the properties were sold for combined proceeds of $2,436 and Atlas re-classified leasehold improvements with a net book value of $926 from office equipment to assets held for sale. At December 31, 2011, Atlas had three properties remaining as held for sale with an aggregate carrying value of $13,634.
All of the properties’ individual carrying values were less than their respective appraised values net of reasonably estimated selling costs at the time those appraisals were received and at the time properties were deemed to be held for sale. All properties were listed for sale through brokers at the appraised values and above carrying values as of December 31, 2011. Atlas expects to re-invest the proceeds from the sale of real estate in its investment portfolio.
The Elk Grove Village building and property were previously owned by KAI and were contributed to Atlas as a capital contribution in June 2010. The other three properties, all located in Alabama, were assets of Southern United Fire Insurance Company which was merged into American Service in February 2010.
On June 8, 2011, the Mobile, Alabama office building was sold for $2,100, which was the same as its carrying value as of December 31, 2010. On November 2, 2011, land in Saraland, Alabama held for sale as of December 31, 2010 was sold for $336. Its carrying value on the date of sale was $296.
In 2011, bank financing for commercial properties in the Chicago suburbs became more difficult to obtain due to high vacancy rates and tightened lending standards. This has made the sale of the property more difficult than originally envisioned in spite of a reasonable selling price relative to the appraised value. In response, Atlas began offering structured financing to prospective buyers in the fourth quarter, which Atlas believes will lead to a sale of the property in 2012.
Claims Liabilities

The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of December 31, 2011 and December 31, 2010. The provision for unpaid claims decreased by 30.9% to $91,643 at the end of 2011 compared to $132,579 at the end of 2010. During 2011, case reserves decreased by 26.2% compared to December 31, 2010, while IBNR reserves decreased by 39.8% generally due to the payment of claims related to prior accident years, consistent with management’s expectations.

Table 15 Provision for unpaid claims by type - gross

As at year ended December 31,	2011	2010	YTD% Change
Case reserves	64,276	87,119	(26.2)%
IBNR	27,367	45,460	(39.8)%
Total	$91,643	$132,579	(30.9)%

Table 16 Provision for unpaid claims by line of business – gross

As at year ended December 31,	2011	2010	YTD % Change
Non-standard auto	$18,175	$28,897	(37.1)%
Commercial auto	64,881	92,669	(30.0)%
Other	8,587	11,013	(22.0)%
Total	$91,643	$132,579	(30.9)%

Table 17 Provision for unpaid claims by line of business - net of reinsurance recoverables

As at year ended December 31,	2011	2010	YTD % Change
Non-standard Auto	$18,175	$28,897	(37.1)%
Commercial Auto	62,497	92,102	(32.1)%
Other	3,146	5,103	(38.3)%
Total	$83,818	$126,102	(33.5)%

The reduction of the provision for unpaid claims is consistent with the change in written premium in prior years. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.

Table 18 Provision for unpaid claims, net of recoveries from reinsurers

2011	2010	2009	2008		2007	2006	2005	2004	2003	2002	2001
Gross reserves for unpaid claims and claims expenses
$91,643	$132,579	$179,054	$173,652		$183,649	$191,171	$202,677	$195,437	$189,262	$193,909	$175,104
Less: Reinsurance recoverable on unpaid claims and claims expenses
7,825	6,477	5,196	103,612		107,837	111,911	95,215	90,596	91,079	94,510	38,779
Reserve for unpaid claims and claims expenses, net
83,818	126,102	173,858	70,040		75,812	79,260	107,462	104,841	98,183	99,399	136,325
Cumulative paid on originally established reserve as of:
One year later	$58,562	$76,835	$(38,449)	*	$29,811	$29,917	$30,637	$37,220	$41,426	$46,083	$51,260
Two years later		125,455	13,573		2,812	49,804	52,182	56,126	66,428	75,709	84,175
Three years later			43,671		38,650	33,742	66,806	69,801	77,919	91,773	104,423
Four years later					59,370	57,853	60,877	78,028	85,576	97,764	114,623
Five years later						69,428	75,935	76,174	89,396	101,725	118,347
Six years later							81,347	85,150	88,820	103,935	120,455
Seven years later								88,755	93,142	104,484	121,990
Eight years later									95,401	106,560	123,240
Nine years later										107,625	123,965
Ten years later											124,707

Unpaid claims as of:
One year later	$69,230	$102,173	$114,284		$46,338	$50,772	$76,344	$62,895	$57,873	$61,668	$65,338
Two years later		56,268	65,101		75,258	31,322	56,428	46,081	35,431	33,838	39,466
Three years later			35,500		43,336	46,116	43,015	34,082	25,491	20,460	21,682
Four years later					21,859	25,534	26,714	26,833	19,231	14,710	12,591
Five years later						11,061	15,329	14,797	16,245	12,300	9,269
Six years later							6,712	9,359	8,674	10,780	9,515
Seven years later								4,339	6,108	5,523	8,446
Eight years later									3,300	4,105	3,624
Nine years later										2,539	3,275
Ten years later											2,102

Re-estimated liability as of:
One year later	$127,792	$179,008	$75,835		$76,149	$80,689	$106,981	$100,115	$99,299	$107,751	$116,598
Two years later		181,723	78,674		78,070	81,126	108,610	102,207	101,859	109,547	123,641
Three years later			79,171		81,986	79,858	109,821	103,883	103,410	112,233	126,105
Four years later					81,229	83,387	87,591	104,861	104,807	112,474	127,214
Five years later						80,489	91,264	90,971	105,641	114,025	127,616
Six years later							88,059	94,509	97,494	114,715	129,970
Seven years later								93,094	99,250	110,007	130,436
Eight years later									98,701	110,665	126,864
Nine years later										110,164	127,240
Ten years later											126,809

As of December 31, 2011: Cumulative (redundancy) deficiency
	$1,690	$7,865	$9,131		$5,417	$1,229	$(19,403)	$(11,747)	$518	$10,765	$(9,516)
Cumulative (redundancy) deficiency as a % of reserves originally established- net
	1.3%	4.5%	13.0%		7.1%	1.6%	-18.1%	-11.2%	0.5%	10.8%	-7.0%
Re-estimated liability- gross
	$134,223	$187,715	$194,560		$196,966	$200,740	$212,901	$209,876	$211,744	$227,169	$235,021
Less: Re-established reinsurance recoverable
	6,431	5,992	115,389		115,737	120,251	124,842	116,782	113,043	117,005	108,212
Re-estimated provision- net
	$127,792	$181,723	$79,171		$81,229	$80,489	$88,059	$93,094	$98,701	$110,164	$126,809
Cumulative deficiency– gross
	1,645	8,661	20,908		13,317	9,569	10,224	14,439	22,482	33,260	59,917

* Results from the commutation of reinsured reserves by Kingsway Re

The financial statements are presented on a calendar year basis for all data. Claims payments and changes in reserves, however, may be made on accidents that occurred in prior years, not on business that is currently insured. Calendar year losses consist of payments and reserve changes that have been recorded in the financial statements during the applicable reporting period, without regard to the period in which the accident occurred. Calendar year results do not change after the end of the applicable reporting period, even as new claim information develops. Calendar year information is presented in Note 11 to the consolidated financial statements and shows the claims activity and impact on income for changes in estimates of unpaid claims. Accident year losses consist of payments and reserve changes that are assigned to the period in which the accident occurred. Accident year results will change over time as the estimates of losses change due to payments and reserve changes for all accidents that occurred during that period.

Table 19 Net increase in prior years’ incurred claims estimates by line of business and accident year

Year Ended December 31, 2011

Accident year	Non- standard Auto	Commercial Auto	Other	Total
2006 & prior	$(423)	$(2,420)	$(53)	$(2,896)
2007	(100)	2,259	(19)	2,140
2008	365	993	(104)	1,254
2009	(2,040)	3,716	542	2,218
2010	1,004	(1,588)	(440)	(1,024)
Total	$(1,194)	$2,960	$(74)	$1,692

Year Ended December 31, 2010

Accident year	Non- standard Auto	Commercial Auto	Other	Total
2005 & prior	$(103)	$4,074	$(297)	$3,674
2006	(415)	421	(151)	(145)
2007	(1,164)	1,686	(133)	389
2008	(1,050)	(123)	95	(1,078)
2009	1,031	1,534	(253)	2,312
Total	$(1,701)	$7,592	$(739)	$5,152

Due to Reinsurers

The decrease in due to reinsurers is consistent with the payout patterns of the underlying claims liabilities.

Off-balance sheet arrangements

Atlas has no material off-balance sheet arrangements.

Shareholders’ Equity

The table below identifies changes in shareholders’ equity for the years ended December 31, 2011 and December 31, 2010.

Table 20 Changes in Shareholders' Equity

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2009	$18,000	$4	$14	$82,675	$(47,714)	$(433)	$52,546
Net loss					(21,812)		(21,812)
Capital Contribution				26,994			26,994
Dividends Paid				(16,700)			(16,700)
Merger of Southern United				59,944	(43,845)	331	16,430
Forgiveness of debt				(447)			(447)
Other comprehensive income						3,158	3,158
Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(2,470)		(2,470)
Other Comprehensive Loss						(3,315)	(3,315)
Share-based compensation				113			113
Stock options exercised				73			73
Settlement of pension plan, net of tax						1,684	1,684
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254

As of March 19, 2012, there are 4,628,292 ordinary voting common shares, 13,804,861 restricted voting common shares and 18,000,000 preferred shares issued and outstanding.

The restricted voting common shares are convertible into ordinary voting common shares at the option of the holder in the event that an offer is made to purchase all or substantially all of the restricted voting common shares.

The holders of restricted voting shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.

All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by KFSI or its affiliated entities. In the event that such shares ceased to be beneficially owned or controlled by KFSI or its affiliated entities, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting shares on a one-to-one basis.

Preferred shares are not entitled to vote. They accrue dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. Upon liquidation, dissolution or winding-up of Atlas, holders of preferred shares receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date that is after December 31, 2015, the fifth year after issuance at the rate of 0.3808 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of US$1.00 per share plus accrued and unpaid dividends commencing at the earlier of December 31, 2012, two years from issuance date, or the date at which KFSI’s beneficial interest is less than 10%.

The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $810 as at December 31, 2011.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable and may create increased liquidity requirements.

As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy” on page 18. These insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. At December 31, 2011, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations.

Atlas currently has no material commitments for capital expenditures.

In 2010 the insurance subsidiaries paid dividends of $16,700 to their parent, KAI, during that time period.

In 2010 the insurance subsidiaries incurred losses under their former owner, as did Atlas which at the time was a newly formed capital pool company known as JJR VI with no operations. The result of the losses by the insurance subsidiaries reduces Atlas’ capital flexibility by limiting their dividend paying capacity.

Capital Requirements

In the United States, a RBC formula is used by the NAIC to identify P&C insurance companies that may not be adequately capitalized. The NAIC requires capital and surplus not fall below 200% of the authorized control level. As of December 31, 2011, the insurance subsidiaries are well above the required risk based capital levels, with risk based capital ratios based on the unaudited statutory financial statements of 592.5% and 803.4% for American Country and American Service, respectively, and have estimated aggregate capital in excess of the 200% level of approximately $36,402.

Item 8. Financial Statements and Supplementary Data

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands, except per share data)
	Year ended December 31,
	2011	2010
Net premiums earned	$35,747	$53,603
Net claims incurred	28,994	48,074
Acquisition costs	7,294	11,115
Other underwriting expenses	10,697	18,398
Underwriting loss	(11,238)	(23,984)
Net investment income	3,280	4,616
Net investment gains	4,201	888
Other income (expense), net	124	(757)
Loss from operations before income tax (benefit)/expense	(3,633)	(19,237)
Income tax (benefit)/expense	(1,163)	2,575
Net loss attributable to Atlas	$(2,470)	$(21,812)

Other comprehensive loss
Available for sale securities:
Changes in net unrealized gains (losses)	$154	$3,514
Reclassification to income of net (gains) losses	(3,469)	(203)
Effect of income tax	—	—
Pension Liability
Settlement of pension plan	2,473	—
Minimum pension liability adjustment	—	(153)
Effect of income tax	(789)	—
Other comprehensive (loss)/income for the period	(1,631)	3,158
Total comprehensive loss	(4,101)	(18,654)

Basic weighted average common shares outstanding	18,373,624	18,358,363
Loss per common share, basic	$(0.18)	$(1.19)
Diluted weighted average common shares outstanding	18,373,624	18,358,363
Loss per common share, diluted	$(0.18)	$(1.19)

See accompanying Notes to Consolidated Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in thousands)
	December 31,
	2011	2010
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $101,473 and $148,531)	$103,491	$154,011
Equity securities, at fair value (cost $994 and $0)	1,141	—
Total Investments	104,632	154,011
Cash and cash equivalents	23,249	19,037
Accrued investment income	586	1,293
Accounts receivable and other assets (Net of allowance of $4,254 and $4,212)	9,579	13,340
Reinsurance recoverables, net	8,044	4,277
Prepaid reinsurance premiums	2,214	6,999
Deferred policy acquisition costs	3,020	3,804
Deferred tax asset, net	6,775	6,399
Software and office equipment, net	440	1,274
Assets held for sale	13,634	15,004
Total Assets	$172,173	$225,438

Liabilities
Claims liabilities	$91,643	$132,579
Unearned premiums	15,691	17,061
Due to reinsurers and other insurers	5,701	9,614
Other liabilities and accrued expenses	2,884	6,015
Total Liabilities	$115,919	$165,269

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,625,526 shares issued and outstanding at December 31, 2011 and 4,553,502 at December 31, 2010	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at December31, 2011 and December 31, 2010	14	14
Additional paid-in capital	152,652	152,466
Retained deficit	(115,841)	(113,371)
Accumulated other comprehensive income, net of tax	1,425	3,056
Total Shareholders’ Equity	$56,254	$60,169
Total Liabilities and Shareholders’ Equity	$172,173	$225,438

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)
	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2009	$18,000	$4	$14	$82,675	$(47,714)	$(433)	$52,546
Net loss					(21,812)		(21,812)
Capital Contribution				26,994			26,994
Dividends Paid				(16,700)			(16,700)
Merger of Southern United				59,944	(43,845)	331	16,430
Forgiveness of debt				(447)			(447)
Other comprehensive income						3,158	3,158
Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(2,470)		(2,470)
Other comprehensive loss						(3,315)	(3,315)
Share-based compensation				113			113
Stock options exercised				73			73
Settlement of pension plan, net of tax						1,684	1,684
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
	Year Ended December 31,
	2011	2010
Operating Activities
Net loss	$(2,470)	$(21,812)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of mortgage loan	—	1,695
Amortization of fixed assets	218	3,370
Settlement of pension plan	2,544	—
Share-based compensation expense	113	—
(Gain)/loss on sale of fixed assets	(54)	3
Deferred income taxes	(1,163)	2,875
Net realized gains	(4,147)	(891)
Amortization of bond premiums and discounts	953	1,431
Net changes in operating assets and liabilities, net of effects of the merger of subsidiary:
Accounts receivable and other assets, net	3,762	13,074
Due from reinsurers and other insurers	1,018	(5,255)
Deferred policy acquisition costs	784	5,750
Income taxes receivable	—	271
Other assets and accrued investment income	707	493
Unpaid claims	(40,936)	(36,936)
Unearned premium	(1,370)	(16,789)
Due to reinsurers and other insurers	(3,913)	9,193
Accounts payable and accrued liabilities	(3,207)	(1,472)
Net change in other balances	—	(7,466)
Net cash used by operating activities	$(47,161)	$(52,466)
Financing activities:
Capital contributions	$—	$—
Options exercised	73
Dividends paid	—	(16,700)
Issuance of notes payable	—	—
Net cash provided/(used) by financing activities	$73	$(16,700)
Investing activities:
Purchase of securities	$(64,563)	$(25,826)
Proceeds from sales and maturities of securities	113,823	106,684
Sale of assets held for sale	2,436	—
Cash acquired from merger of subsidiary	—	3,871
Net (purchases)/additions of software and other equipment	(396)	(3,221)
Net cash provided by investing activities	$51,300	$81,508
Net change in cash and cash equivalents	4,212	12,342
Cash and cash equivalents, beginning of year	19,037	6,695
Cash and cash equivalents, end of year	$23,249	$19,037
Supplementary disclosure of cash information:
Represented by:
Cash on hand and balances with banks	$23,249	$2,329
Investments with original maturities less than 30 days	—	16,708
Cash and cash equivalents, end of year	$23,249	$19,037
Cash paid for:
Interest	—	—
Income taxes	—	(227)

See accompanying Notes to Consolidated Financial Statements.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(All amounts in thousands of US dollars, except for amounts preceded by “C” as thousands of Canadian dollars, share and per share amounts)
Formation and Description of the Business
Atlas Financial Holdings, Inc. (“Atlas”, or "The Company") is a financial services holding company formed on December 31, 2010 in a transaction amongst:

(a)	JJR VI Acquisition Corporation (“JJR VI”), a Canadian Capital Pool Company sponsored by JJR Capital, a Toronto based merchant bank,

(b)
American Insurance Acquisition Inc., (“American Acquisition”), a corporation formed under the laws of Delaware by Kingsway America Inc. (“KAI”), a subsidiary of Kingsway Financial Services Inc. (“KFSI”), a Canadian public company formed under the laws of Ontario and whose shares are traded on the Toronto and New York Stock Exchanges, and

(c)	Atlas Acquisition Corp, a Delaware corporation formed by JJR VI.
Prior to the transaction, KAI transferred 100% of the capital stock of American Service Insurance Company (“American Service”) and American Country Insurance Company (“American Country,” together with American Service the “insurance subsidiaries”), to American Acquisition in exchange for common and preferred shares of American Acquisition and promissory notes aggregating C$60,780. In addition, American Acquisition raised C$7,967 through a private placement offering of subscription receipts to qualified investors at a price of C$2.00 per subscription receipt.
KAI received 13,804,861 restricted voting common shares valued at $27,760, along with 18,000,000 non-voting preferred shares valued at $18,000 and C$7,967 cash in exchange for 100% of the outstanding shares of American Acquisition and full payment of the promissory notes. Investors in the American Acquisition subscription receipts received 3,983,502 ordinary voting common shares plus warrants to purchase one ordinary voting common share for each subscription receipt at C$2.00 at any time until December 31, 2013. JJR VI common shares held by former shareholders of JJR VI were consolidated on the basis of one post-consolidation JJR VI common share for every 10 pre-consolidation JJR VI common shares. The post-consolidation JJR VI common shares were then exchanged on a one-for-one basis for ordinary voting common shares of Atlas.
Atlas commenced operations on December 31, 2010. Atlas ordinary voting common shares have been listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” since January 6, 2011.
The primary business of Atlas is commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector including taxi cabs, non-emergency paratransit, limousine, livery and business auto.

The business of the Company is carried on through its insurance subsidiaries. The insurance subsidiaries distribute their insurance products through a network of retail independent agents. Together, American Country and American Service are licensed to write property and casualty insurance in 47 states in the United States. The management and operating infrastructure of American Country is integrated with that of American Service.

On February 25, 2010, while under KAI ownership, Southern United Fire Insurance Company (Southern United) merged into American Service. The transaction was accounted for as a merger of companies under common control with the Southern United assets and liabilities included at their carrying values and its results of operations included in the financial statements from the date of the merger.

Summary of Significant Accounting Policies
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. To conform to the current year presentation, certain amounts in the prior years’ consolidated financial statements and notes have been reclassified.
Classification of assets and liabilities - It is not customary in the insurance and financial services industries to classify assets and liabilities as current (settled in 1 year or less) and non-current (settled beyond 1 year). Assets and liabilities that could otherwise be classified as current include cash and cash equivalents, accrued investment income, accounts receivable and other assets, due from reinsurers and other insurers, income tax receivable, deferred policy acquisition costs, assets held for sale, accounts payable and accrued expenses, due to reinsurers and other insurers. Balances that would otherwise be classified as non-current include deferred tax assets and office equipment. All other assets and liabilities include balances that are both current and non-current.
Reverse acquisition continuation accounting - Atlas was formed through a reverse triangular merger and these consolidated financial statements are those of Atlas and subsidiaries and have been prepared in accordance with Accounting Standard Codification ("ASC") 805 Business Combinations. Financial statements prepared following the reverse merger are presented in the name of the legal parent acquirer, Atlas, but are a continuation of the financial statements of the accounting acquirer, American Acquisition, with an adjustment for the capital structure (that is the number and type of equity interests, including equity instruments issued to effect the merger) of Atlas, as the legal parent acquirer and accounting acquiree. Accordingly, and as a result of the December 31, 2010 merger date, shareholders’ equity at December 31, 2010 reflects the common shares outstanding at the date of the merger together with the ordinary voting common shares, restricted voting common shares and preferred shares that were issued to effect the merger, and also reflect the historical retained earnings (retained deficit) balances of American Acquisition, as the accounting acquirer.
Estimates and assumptions - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid loss and loss adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements. Significant estimates in the accompanying financial statements also include the fair values of investments in bonds, deferred tax asset valuation, premium receivable bad debt allowance and deferred policy acquisition cost recoverability.
Business combinations - The reverse merger was consummated and Atlas commenced operations on December 31, 2010. In accordance with ASC 805 Business Combinations, American Acquisition is considered the accounting acquirer and Atlas (formerly JJR VI), the legal acquirer, is considered to be the accounting acquiree. Accordingly, the consolidated financial statements for all periods presented herein are a continuation of the financial statements of American Acquisition adjusted for the legal capital of Atlas.
Principles of consolidation - The consolidated financial statements include the accounts of Atlas and the entities it controls, its subsidiaries. Subsidiaries are entities over which Atlas, directly or indirectly, has the power to govern the financial and operating policies in order to obtain the benefits from their activities, generally accompanying an equity shareholding of more than one half of the voting rights. Subsidiaries are fully consolidated from the date on which control is transferred to Atlas and would be de-consolidated from the date that control ceases. The operating results of subsidiaries acquired or disposed of during the year will be included in the consolidated statement of operations from the effective date of acquisition and up to the effective date of disposal, as appropriate. All significant intercompany transactions and balances are eliminated in consolidation. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Atlas.

The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation that are included in consolidated financial statements:
American Insurance Acquisition Inc. (Delaware)
American Country Insurance Company (Illinois)
American Service Insurance Company, Inc. (Illinois)

Financial Instruments - Financial instruments are recognized and derecognized using trade date accounting, since that is the date Atlas contractually commits to the purchase or sale with the counterparty.
Effective interest method - Atlas utilizes the effective interest method for calculating the amortized cost of a financial asset and to allocate interest income or interest expense over the relevant period. The effective interest rate is the rate that exactly discounts the estimated future cash flows through the expected life of the financial instrument. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of available-for-sale securities are based on the net proceeds and the adjusted cost of the securities sold, using the specific identification method.
Financial assets - Atlas classifies financial assets as described below. Management determines the classification at initial recognition based on the purpose of the financial asset.
Cash and cash equivalents - Cash and cash equivalents include cash and highly liquid securities with original maturities of 90 days or less.
Available-for-sale (“AFS”) - Investments in fixed income securities are classified as available-for-sale. Securities are classified as available-for-sale when Atlas may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income tax, included as a separate component of accumulated other comprehensive income (loss) in shareholder’s equity.
Accounts receivable and other assets - Receivables are financial assets with fixed or determinable payments that are not quoted in an active market. These assets are recognized initially at fair value, together with directly attributable transaction costs and subsequently measured at amortized cost. Accounts receivable include premium balances due and uncollected and installment premiums not yet due from agents and insureds.
Atlas evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer's operating results or financial position, Atlas records a specific reserve for bad debt to reduce the related receivable to the amount Atlas reasonably believes is collectible. Atlas also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.
Premiums receivable are shown net of bad debt allowance of $4,254 and $4,212 at December 31, 2011 and December 31, 2010, respectively. Atlas' allowance for bad debt primarily relates to a single agent.
Impairment of financial assets - Atlas assesses, on a quarterly basis, whether there is evidence that a financial asset or group of financial assets is impaired. An investment is considered impaired when the fair value of the investment is less than its cost or amortized cost. When an investment is impaired, the Company must make a determination as to whether the impairment is other-than-temporary.
Under ASC guidance, with respect to an investment in an impaired debt security, other-than temporary impairment (OTTI) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
There were no other-than-temporary impairments recognized in 2011.
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for bonds are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services .
Deferred policy acquisition costs (DAC) - Atlas defers producers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of ceding commissions.
Deferred policy acquisition costs for the years ended December 31 follows:

	2011	2010
Balance, beginning of year	$3,804	$9,399
Acquisition costs deferred	6,510	5,520
Amortization charged to income	7,294	11,115
Balance, end of year	$3,020	$3,804
When anticipated losses, loss adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium, and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. In 2011 and 2010, Atlas concluded that no premium deficiency adjustments were necessary.
Income taxes - Income taxes expense (benefit) includes all taxes based on taxable income (loss) of Atlas and its subsidiaries and are recognized in the statement of operations except to the extent that they relate to items recognized directly in other comprehensive income, in which case the income tax effect is also recognized in other comprehensive income.
Deferred taxes are recognized using the asset and liability method of accounting. Under this method the future tax consequences attributable to temporary differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items are recognized in the financial statements by recording deferred tax liabilities or deferred tax assets.
Deferred tax assets related to the carry-forward of unused tax losses and credits and those arising from temporary differences are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

When considering the extent of the valuation allowance on Atlas' deferred tax asset, the weight given by management to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. However, the strength and trend of earnings, as well as other relevant factors are considered.
Office equipment and software – Office equipment is stated at historical cost less deprecation. Subsequent costs are included in the asset’s carrying amount or capitalized as a separate asset only when it is probable that future economic benefits will be realized. Repairs and maintenance are recognized as an expense during the period incurred. Depreciation on equipment is provided on a straight-line basis over the estimated useful lives which range from 5 years for vehicles, 7 years for furniture and the term of the lease for leased equipment.
Insurance contracts – Contracts under which Atlas’ insurance subsidiaries accept risk at the inception of the contract from another party (the insured holder of the policy) by agreeing to compensate the policyholder or other insured beneficiary if a specified future event (the insured event) adversely affects the holder of the policy are classified as insurance contracts. All policies are short-duration contracts.
Revenue Recognition - Premium income is recognized on a pro rata basis over the terms of the respective insurance contracts. Unearned premiums represent the portion of premiums written that are related to the unexpired terms of the policies in force.
Claims liabilities - The provision for unpaid claims represent the estimated liabilities for reported claims, plus those incurred but not yet reported and the related estimated loss adjustment expenses. Unpaid claims expenses are determined using case-basis evaluations and statistical analyses, including insurance industry loss data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claims is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.
Reinsurance - As part of Atlas’ insurance risk management policies, portions of its insurance risk is ceded to reinsurers. Reinsurance premiums and claims expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and claims ceded to other companies have been reported as a reduction of premium revenue and claims incurred expense. Commissions paid to Atlas by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance receivables are recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies. Prepaid reinsurance premiums are recorded for unearned premiums that have been ceded to other companies.
Share-based payments - Atlas has a stock-based compensation plan which is described fully in Note 10. Under ASC 718 Compensation-Stock Compensation (“ASC 718”), the fair-value method of accounting is used to determine and account for equity settled transactions and to determine stock-based compensation awards granted to employees and non-employees using the Black-Scholes option pricing model. Compensation expense is recognized over the period that the stock options vest, with a corresponding increase to additional paid in capital.
For option awards with graded vesting, ASC 718 provides two options: on a straight-line basis over the service period for each separately vesting portion of the award (as if the award were in effect multiple awards), or on a straight line basis over the service period for the entire award. Atlas has chosen the latter policy. Atlas recognized $113 in stock compensation expense in 2011 and none in 2010.
Post-employment benefits - Prior to December 31, 1997, substantially all salaried employees of American Country were covered by a defined benefit pension plan known as the American Country Pension Plan (the “pension plan”). The pension plan was dissolved in the fourth quarter 2011 and the plan assets were distributed. The dissolution resulted in the immediate recognition of $2,544 in prior service costs previously recorded in Accumulated Other Comprehensive Income, which are shown within Other Underwriting Expenses.

Until its dissolution, periodic net pension expense was based on the cost of incremental benefits for employee service during the period, interest on projected benefit obligation, actual return on plan assets and amortization of actuarial gains and losses.
Operating segments - Atlas is in a single operating segment – property and casualty insurance.
Presentation of equity and cash flows: Ordinary and restricted voting common shares are reflected as par value amounts with any remaining consideration upon issuance recorded in additional paid in capital. In 2010, the Company reported the total consideration within the common share equity amounts in the consolidated statement of financial position. The Company has adjusted the prior period common share and additional paid in capital amounts to conform to the presentation in 2011.
In the consolidated statements of cash flows, adjustments to reconcile net income (loss) to cash used in operating activities includes a non cash expense for forgiveness of mortgage loan and net realized investment gains and losses. In 2010, the amount of the expense for forgiveness of mortgage loan was reported as an increase to the net loss amount rather than a reduction. The Company has adjusted the prior period cash flows for the immaterial error in presentation.

2. PENDING ACCOUNTING STANDARDS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct−response advertising accounting criteria are met. The new guidance is effective for reporting periods beginning after December 15, 2011. Atlas' current policy for accounting for acquisition costs is already materially consistent with this guidance. Therefore the adoption of this guidance will not have an impact of on our financial statements.
Amendments to Fair Value Measurement and Disclosure Requirements - In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. Changes were made to improve consistency in global application. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011. Early adoption is not permitted. The impact of adoption is not expected to be material to the Company's results of operations or financial position.
Presentation of Comprehensive Income - In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The new guidance affects presentation only and will have no material impact on the Company's results of operations or financial position.

3. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments are as follows:

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Term Deposits		$—	$—	$—	$—
Bonds:
U.S.	- Government	44,835	911	—	45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632

December 31, 2010		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Term Deposits		$7,898	$3	$—	$7,901
Fixed Income:
U.S.	- Government	67,388	2,117	—	69,505
	- Corporate	62,429	3,011	—	65,440
	- Commercial mortgage backed	8,445	270	—	8,715
	- Other asset backed	2,371	79	—	2,450
Total Fixed Income		$148,531	$5,480	$—	$154,011
Equities		—	—	—	—
Totals		$148,531	$5,480	$—	$154,011

The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As at December 31, 2011	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$29,407	$27,317	$10,242	$36,525	$103,491
Percentage of total	28.4%	26.4%	9.9%	35.3%	100.0%

As at December 31, 2010	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$21,556	$88,564	$24,026	$19,865	$154,011
Percentage of total	14.0%	57.5%	15.6%	12.9%	100.0%

The following table summarizes the change in unrealized gains and losses for the years ended December 31:

		2011	2010
Term Deposits		$(3)	$3
Fixed Income:
U.S.	-Government	(1,206)	852
	- Corporate	(2,210)	386
	- Commercial mortgage backed	(62)	33
	- Other asset backed	19	2,037
Equities		147
Totals		$(3,315)	$3,311

The following table summarizes the components of net investment income for the years ended December 31:

	2011	2010
Total investment income
Interest (from fixed income securities)	$3,791	$4,915
Dividends	12	—
Other	—	—
Investment expenses	(523)	(299)
Net investment income	$3,280	$4,616
The following table summarizes the components of net investment gains for the years ended December 31:

	2011	2010
Fixed income securities	$4,149	$888
Equities	—	—
Other	52	—
Net invesment gains (losses)	$4,201	$888
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other than temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

•	identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

•	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market based valuation techniques;

•	reviewing the trading range of certain securities over the preceding calendar period;

•	assessing if declines in market value are other than temporary for debt security holdings based on their investment grade credit ratings from third party security rating agencies;

•	assessing if declines in market value are other than temporary for any debt security holding with a non-investment grade credit rating based on the continuity of its debt service record; and

•	determining the necessary provision for declines in market value that are considered other than temporary based on the analyses performed.

The risks and uncertainties inherent in the assessment methodology utilized to determine declines in market value that are other than temporary include, but may not be limited to, the following:

•	the opinion of professional investment managers could be incorrect;

•	the past trading patterns of individual securities may not reflect future valuation trends;

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company’s financial situation; and

•	the debt service pattern of non-investment grade securities may not reflect future debt service capabilities and may not reflect a company’s unknown underlying financial problems.

There were no impairments recorded in the years ended December 31, 2011 or December 31, 2010 as a result of the above analysis performed by management to determine declines in market value that may be other than temporary. All securities as of December 31, 2011 and 2010 in an unrealized loss position have been in said position for less than 12 months.

4. FINANCIAL AND CREDIT RISK MANAGEMENT
By virtue of the nature of Atlas’ business activities, financial instruments make up the majority of the balance sheet. The risks which arise from transacting financial instruments include credit risk, market risk, liquidity risk and cash flow risk. These risks may be caused by factors specific to an individual instrument or factors affecting all instruments traded in the market. Atlas has a risk management framework in place to monitor, evaluate and manage the risks assumed in conducting its business. Atlas’ risk management policies and practices are as follows:
Credit risk - Atlas is exposed to credit risk principally through its fixed income securities and balances receivable from policyholders and reinsurers. Atlas controls and monitors concentration and credit quality risk through policies to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. Government bonds) as well as through ongoing review of the credit ratings of issuers held in the securities portfolio. Atlas’ credit exposure to any one individual policyholder is not material. Atlas has policies requiring evaluation of the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency.
The following table summarizes the credit exposure of Atlas from its investments in fixed income securities and term deposits by rating as assigned by Fitch, Standard & Poor’s or Moody’s Investor Services, using the higher of these ratings for any security where there is a split rating:

	2011		2010
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$54,717	52.9%	$88,684	57.6%
AA/Aa	21,567	20.8%	26,388	17.1%
A/A	22,380	21.6%	35,027	22.7%
BBB/Baa	4,827	4.7%	3,851	2.5%
CCC/Caa or lower or not rated	—	—	61	0.1%
Total Securities	$103,491	100.0%	$154,011	100.0%

Equity price risk - This is the risk of loss due to adverse movements in equity prices. Atlas' investment in equity securities comprises a small percentage of its total portfolio, and as a result, the exposure to this type of risk is minimal.
Foreign currency risk - Atlas is not currently exposed to material changes in the U.S. dollar currency exchange rates with any other foreign currency.
Liquidity and cash flow risk - Liquidity risk is the risk of having insufficient cash resources to meet current financial obligations without raising funds at unfavorable rates or selling assets on a forced basis. Liquidity risk arises from general business activities and in the course of managing the assets and liabilities of Atlas. There is the risk of loss to the extent that the sale of a security prior to its maturity is required to provide liquidity to satisfy policyholder and other cash outflows. Cash flow risk arises from risk that future inflation of policyholder cash flow exceeds returns on long-term investment securities. The purpose of liquidity and cash flow management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity and cash flow requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable and may create increased liquidity requirements.
Fair value - Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act.
Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. The calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.
Atlas records the available for sale securities held in its securities portfolio at their fair value. Atlas primarily uses the services of external securities pricing vendors to obtain these values. The securities are valued using quoted market prices or prices established using observable market inputs. In volatile market conditions, these quoted market prices or observable market inputs can change rapidly causing a significant impact on fair value and financial results recorded.
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). Atlas used Level 1 and Level 2 inputs to value 100% of its available for sale securities investments as of December 31, 2011 and December 31, 2010. There were no transfers in or out of Level 2 during either period.
Capital Management - The Company manages capital using both regulatory capital measures and internal metrics. The company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive income (loss).
As a holding company, Atlas derives cash from its insurance subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments. Atlas’ insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. In the event that dividends available to the holding company are inadequate to cover its operating expenses, the holding company would need to raise capital, sell assets or incur future debt.
The insurance subsidiaries must each maintain a minimum statutory capital and surplus of $1,500 under the provisions of the Illinois Insurance Code. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
Net loss computed under statutory-basis accounting for American Country and American Service were $(2,328) and $(497) respectively for the year ended December 31, 2011 (unaudited), versus $(1,451) and $(5,351) for the year ended December 31, 2010 (unaudited). Statutory capital and surplus of the insurance subsidiaries was $49,954 (unaudited) and $45,560 at December 31, 2011 and 2010, respectively.

Atlas did not pay any dividends to its common shareholders during 2011 and has no current plans to pay dividends to its common shareholders.
A risk based capital formula is used by the National Association of Insurance Commissioners ("NAIC") to identify property and casualty insurance companies that may not be adequately capitalized. The NAIC requires that capital and surplus not fall below 200% of the authorized control level. As of December 31, 2011, based on the unaudited statutory basis financial statements, both the insurance subsidiaries are above the required risk based capital levels, with risk based capital ratio estimates for American Country and American Service of 592.5% and 803.4%. The insurance subsidiaries had approximately $36,402 of capital in excess of the 200% minimum described above. As of December 31, 2010, the comparable risk based capital ratio estimates for American Country and American Service were 322% and 536%, and estimated capital in excess of the 200% level was approximately $26,100.

5. INCOME TAXES
The effective tax rate was (32.0)% and 13.4% for the years ended December 30, 2011 and 2010, respectively, compared to the U.S. statutory income tax rate of 34% as shown below:

Year ended December 31,	2011		2010
	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$(1,235)	(34.0)%	$(6,541)	(34.0)%
Valuation allowance	—	—%	(9,476)	(49.3)%
Nondeductible expenses	5	0.1%	183	1.0%
Tax implications of qualifying transaction	75	2.1%	18,412	95.7%
Other	(8)	(0.2)%	(3)	—%
Total	$(1,163)	(32.0)%	$2,575	13.4%

Income tax expense consists of the following for the years ended December 31:

	2011	2010
Current tax expense/(benefit)	$—	$(300)
Deferred tax (benefit)/expense	(1,163)	2,875
Total	$(1,163)	$2,575
The components of deferred income tax assets and liabilities as of December 31 are as follows:

	2011	2010
Deferred tax assets:
Unpaid claims and unearned premiums	$3,004	$4,218
Loss carry-forwards	15,558	13,252
Pension expense	—	841
Bad debts	1,297	1,356
Other	1,338	1,394
Valuation Allowance	(12,361)	(11,288)
Total gross deferred tax assets	$8,836	$9,773

Deferred tax liabilities:
Investment securities	740	1,863
Deferred policy acquisition costs	1,027	1,293
Other	294	218
Total gross deferred tax liabilities	$2,061	$3,374
Net deferred tax assets	$6,775	$6,399
Amounts and expiration dates of the operating loss carry forwards as of December 31, 2011 are as follows:

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
Total		$45,632
Atlas established a valuation allowance of approximately $12,361 and $11,288 for its gross deferred tax assets at December 31, 2011 and December 31, 2010 respectively.
Based on Atlas’ expectations of future taxable income, as well as the reversal of gross future deferred tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets, with the exception of the aforementioned valuation allowance. Atlas has therefore established the valuation allowance as a result of the potential inability to utilize a portion of its net operation losses in the U.S. which are subject to a yearly limitation. The uncertainty over the Company’s ability to utilize a portion of these losses over the short term has led to the recording of a valuation allowance. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. However, the trend and anticipated strength of earnings, as well as other relevant factors were considered.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2011 or 2010. Tax years 2006 through 2010 are subject to examination by the Internal Revenue Service.

6. ASSETS HELD FOR SALE
As at December 31, 2011, Atlas had three properties held for sale with an aggregate carrying value of $13,634, including its headquarters building in Elk Grove Village, Illinois. All of the properties’ individual carrying values were less than their respective appraised values net of reasonably estimated selling costs at the time those appraisals were received and at the time properties were deemed to be held for sale. All properties were listed for sale through brokers at the appraised values and above carrying values as of December 31, 2011. Atlas expects to re-invest the proceeds from the sale of real estate in its investment portfolio which will support strategic growth initiatives.
The Elk Grove Village building and property were previously owned by KAI and were contributed to Atlas as a capital contribution in June 2010. The other two properties, all located in Alabama, were assets of Southern United Fire Insurance Company which was merged into American Service in February 2010.

7. UNDERWRITING POLICY AND REINSURANCE CEDED
Underwriting Risk - Underwriting risk is the risk that the total cost of claims and acquisition expenses will exceed premiums received and can arise from numerous factors, including pricing risk, reserving risk, catastrophic loss risk, reinsurance coverage risk and that loss and loss adjustment expense reserves are not sufficient.
Reinsurance Ceded - As is customary in the insurance industry, Atlas reinsures portions of certain insurance policies it writes, thereby providing a greater diversification of risk and minimizing exposure on larger risks. Atlas remains contingently at risk with respect to any reinsurance ceded and would incur an additional loss if an assuming company were unable to meet its obligation under the reinsurance treaty.
Atlas monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Letters of credit are maintained for any unauthorized reinsurer to cover ceded unearned premium, ceded loss reserve balances and ceded paid losses. These policies mitigate the risk of credit quality or dispute from becoming a danger to financial strength. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables.
Gross premiums written and ceded premiums, losses and commissions as of and for the year ended December 31 are as follows:

	2011	2010
Gross premiums written	$42,031	$46,679
Ceded premiums written	6,173	14,201
Net premiums written	35,858	32,478

Ceded premiums earned	$7,653	$7,434
Ceded losses and loss adjustment expenses	2,767	3,628
Ceded unpaid losses and loss adjustment expenses	7,825	5,192
Ceded unearned premiums	2,214	3,694
Other amounts due from reinsurers	219	2,390
Ceded commissions	2,412	5,441

8. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the year ended December 31, 2011 and 2010 were as follows:

	2011	2010
Unpaid claims, beginning of period	$132,579	$169,520
Less: reinsurance recoverable	6,477	5,197
Net beginning unpaid claims reserves	126,102	164,323
Incurred related to:
Current year	27,303	42,739
Prior years	1,691	5,335
	28,994	48,074
Paid related to:
Current year	12,715	18,994
Prior years	58,563	76,835
	71,278	95,829

Net unpaid claims of subsidiary acquired	—	9,534
Net unpaid claims, end of period	$83,818	$126,102
Add: reinsurance recoverable	7,825	6,477
Unpaid claims, end of period	$91,643	$132,579
At the end of 2010, a detailed review of claim payment and reserving practices was performed, which led to significant changes in both practices, increasing ultimate loss estimates and accelerating claim payments. Reserves were adjusted at that time to account for these changes, primarily during the second and third quarters of 2010. This review continued into 2011 and Atlas recorded a $1,800 adjustment to further strengthen its reserves for claims related to policies issued while the insurance subsidiaries were under previous ownership in years preceding 2010. The establishment of the estimated provision for unpaid claims is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a large variety of factors. These factors include the Atlas’ experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, product mix or concentration, claims severity and claim frequency patterns.
Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Atlas’ claims department personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future claims settlement costs, court decisions, economic conditions and public attitudes. In addition, time can be a critical part of the provision determination, since the longer the span between the incidence of a loss and the payment or settlement of the claims, the more variable the ultimate settlement amount can be. Accordingly, short tail claims such as property claims, tend to be more reasonably predictable than long tail claims, such as general liability and automobile accident benefit claims that are less predictable.
Consequently, the process of establishing the estimated provision for unpaid claims is complex and imprecise as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made.
As the processes of management and the independent appointed actuary are undertaken independently, the provision for unpaid claims recorded by management can differ from the independent appointed actuary’s central estimate.
Comparing management’s selected reserve estimate to the actuarial central estimate and range of reasonable reserves independently determined by the independent appointed actuary continues to be an important step in the reserving process of the Company, however; where differences exist and the Company believes the internally developed reserve estimate to be more accurate, management’s estimate will not change. We believe this to be consistent with industry practice for companies with a robust reserving process in place. As of December 31, 2011, the Company's carried reserves were within the range of reasonable reserves of its independent appointed actuary. As of December 31, 2011, the carrying value of unpaid claims was $91,643. There is no active market for policy liabilities; hence market value is not determinable. The carrying value of unpaid claims does not take into consideration the time value of money or make explicit provisions for adverse deviation. Fair value of unpaid claims would include such considerations.

9. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for years ended December 31, 2011 and December 31, 2010 is as follows:

	2011		2010
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	110,600	C$1.00	--	--
Granted	369,749	C$2.00	132,000	C$1.00
Exercised	(72,024)	C$1.00	--	--
Expired	--	--	(21,400)	C$1.00
Outstanding, end of period	408,325	C$1.90	110,600	C$1.00

Information about options outstanding at December 31, 2011 is as follows:

Grant Date	Expiration Date	Exercise Price	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	C$2.00	9.1	369,749	92,437
March 18, 2010	March 31, 2012	C$1.00	0.3	6,476	6,476
March 18, 2010	March 18, 2020	C$1.00	8.2	32,100	32,100
Total			8.8 wtd. average	408,325	131,013
On March 18, 2010, JJR VI issued options to purchase 250,000 common shares to the agent that assisted JJR VI in raising capital (the “IPO agent”) and options to purchase 1,070,000 shares to directors. All of the options were vested at the date of grant. Options to purchase 214,000 shares held by directors expired before the merger as a result of a director resignation. All outstanding JJR VI options were exchanged for Atlas options without modification on the basis of 1 Atlas option for each 10 JJR VI options and the exercise price was changed from C$0.10 to C$1.00, which was on the same basis as the JJR VI exchange ratio for shares, and thus did not represent any additional value or related expense. This resulted in 25,000 and 85,600 Atlas options for the agent and former JJR VI directors, respectively, outstanding after the merger. In total, 72,024 of these options were exercised in 2011. The options granted on March 18, 2010 have an aggregate intrinsic value of $39, as of December 31, 2011.
On January 6, 2011, Atlas adopted a stock option plan in order to advance the interests of Atlas by providing incentives to eligible persons defined in the plan. The maximum number of ordinary voting common shares reserved for issuance under the plan together with all other security based plans is equal to 10% of issued and outstanding ordinary voting common shares at the date of grant. The exercise price of options granted under the plan cannot be less than the volume weighted average trading price of Atlas’ ordinary voting common shares for the five preceding trading days. Options generally vest over a three year period and expire ten years from grant date.
On January 18, 2011, Atlas granted options to purchase 369,749 ordinary shares of Atlas stock to officers and directors at an exercise price of C$2.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021. The weighted average grant date fair value of the options is $1.24 per share. As of December 31, 2011 the options had no aggregate intrinsic value.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 2.27% to 3.13%; dividend yield 0.0%; expected volatility 100%; expected life of 6 to 9 years.
In accordance with ASC 718, Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In 2011, Atlas recognized $113 in expense, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense associated with the January 18, 2011 grant is $337 as of December 31, 2011 which will be recognized ratably over the next three years.
The weighted average exercise price of all the shares exercisable at December 31, 2011 is $1.71.
Warrants - On November 1, 2010, American Acquisition closed a private placement and issued 3,983,502 subscription receipts for ordinary voting common shares of Atlas and warrants to purchase 3,983,502 ordinary voting common shares of Atlas for C$2.00 per share in connection with the merger. The subscription receipts were converted to Atlas ordinary voting shares in connection with the merger. All the warrants were still outstanding at December 31, 2011 and expire on December 31, 2013.
Atlas ordinary voting common shares were trading on the TSXV for C$1.60 on December 30, 2011 (the last trading day of the 2011 calendar year).

10. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $16,500 for 2011 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2011. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Atlas’ contributions were $105 in 2011.
Prior to 2011, eligible employees participated in a defined contribution 401(k) plan maintained by KAI (“the Kingsway Plan”) with features identical to Atlas’ current plan (the “Atlas Plan”). Employer contributions to the Kingsway Plan attributable to the Atlas insurance subsidiaries were $144 in 2011 and $130 in 2010, and are included in Other Underwriting Expenses. Assets of the Kingsway Plan attributable to Atlas’ employees, were transferred to the Atlas Plan in March 2011.
Defined Benefit Plan – Prior to December 31, 1997, substantially all salaried employees of American Country were covered by a defined benefit pension plan known as the American Country Pension Plan (the “pension plan”). Benefits were based on the employee’s length of service and wages and benefits, as defined by the pension plan. The funding policy of the pension plan was generally to contribute amounts required to maintain minimum funding standards in accordance with the Employee Retirement Income Security Act. Effective December 31, 1997, upon resolution by the board of directors, the pension plan was frozen. During 2010, American Country made an application to the U.S. Internal Revenue Service to dissolve the pension plan and distribute the net plan assets to the beneficiaries. In the fourth quarter of 2011, the plan assets were fully distributed. As a result of the plan liquidation, the Company recognized a settlement charge of $2,544 within other underwriting expenses in the fourth quarter of 2011. The settlement impact was previously reflected as an unrecognized adjustment to other comprehensive income and therefore, has created a nil impact to shareholders' equity.

	2011	2010
Change in Benefit Obligation
Benefit Obligation, beginning of year	$5,110	$4,913
Interest cost	228	263
Actuarial losses	(28)	192
Benefits paid	(229)	(258)
Settlement of obligation	(5,081)	—
Benefit Obligation, end of year	$—	$5,110

Change in Plan Assets
Fair value of plan assets, beginning of year	$3,993	$3,869
Actual return on plan assets	17	244
Employer contributions	1,300	138
Benefits Paid	(229)	(258)
Settlement of obligation	(5,081)	—
Fair value of plan assets, end of year	$—	$3,993

Funded Status, end of year	$—	$1,117

Items unrecognized as component of net pension cost, end of year (pre-tax)	—	2,473
Deferred income tax	—	(789)
Items unrecognized as component of net pension cost, end of year	—	1,684

Components of net pension cost
Interest cost	$229	$263
Expected return on plan assets	(177)	(268)
Amortization of:
Prior Service Cost	—	—
Actuarial Losses	61	64
Subtotal	$113	$59
Expense resulting from settlement of plan	2,544	—
Net periodic pension cost	$2,657	$59
Weighted average assumptions used to determine net pension cost for the years ended December 31:

	2011	2010	2009
Weighted average discount rate	5.25%	5.5%	6.0%
Rate of increase in compensation	n/a	n/a	n/a
Expected long-term rate of return	5.0%	7.0%	7.0%
Weighted average discount rate used to determine end of year benefit obligation	n/a	5.25%	5.5%
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant.. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary voting common shares as an initial participation incentive. Atlas will also pay administrative costs related to this plan. In 2011, Atlas’ incurred total expenses of $38 related to the plan.

11. COMMITMENTS AND CONTINGENCIES
Legal proceedings:
In connection with its operations, the Company and its subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions.
Collateral pledged:
As of December 31, 2011, bonds and term deposits with an estimated fair value of $11,843 were on deposit with state and provincial regulatory authorities, versus $9,294 as of December 31, 2010. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At December 31, 2011, the amount of such pledged securities was $10,396 versus $1,629 at December 31, 2010. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged.
Collateral held:
In the normal course of business, the Company receives collateral on certain business transactions to reduce its exposure to credit risk. As of December 31, 2011, the amount of such pledged securities was $240. The Company is normally permitted to sell or re-pledge the collateral it receives under terms that are common and customary to standard collateral holding and are subject to the Company’s standard risk management controls.
12. SHARE CAPITAL
The share capital for the common shares:

As at December 31,		2011		2010
	Shares Authorized	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding		Amount
Ordinary	800,000,000	4,625,526	$4	4,553,502	[1]	$4
Restricted	100,000,000	13,804,861	14	13,804,861		14
Total common shares	900,000,000	18,430,387	$18	18,358,363		$18
1 Summation of 3,983,502 ordinary voting common shares (refer above) and 570,000 shares issued to former JJR VI shareholders (no cash paid).
The restricted voting common shares are convertible to ordinary voting common shares at the option of the holder in the event that an offer is made to purchase all or substantially all of the restricted voting common shares.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway. In the event that such shares are disposed of such that Kingsway’s beneficial interest is less than 10% of the issued and outstanding restricted voting common shares, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting common shares.
The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
Preferred shares are not entitled to vote. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of U.S. $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of US$1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.3808 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of US$1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from issuance date of the preferred shares or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which KAI holds a 10% or greater interest.
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $810 as at December 31, 2011.

13. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010
Net loss attributable to Atlas	$(2,470)	$(21,812)
Less: Preferred share dividends	(810)	—
Net loss attributable to common shareholders	(3,280)	(21,812)
Basic:
Weighted average common shares outstanding	18,373,624	18,358,363
Basic loss per common share	$(0.18)	$(1.19)
Diluted:
Weighted average common shares outstanding	18,373,624	18,358,363
Dilutive potential ordinary shares	—	—
Dilutive average common shares outstanding	18,373,624	18,358,363
Dilutive loss per common share	$(0.18)	$(1.19)
For 2011 and 2010, basic loss per common share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. As required by continuation accounting, Atlas assumed the same number of common shares outstanding for all of 2010.
Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method. Atlas’ dilutive potential common shares consist of outstanding stock options and warrants to purchase ordinary voting common shares. The effects of options and warrants to issue ordinary voting common shares are excluded from the computation of diluted loss per share in periods in which the effect would be anti-dilutive. For the year ended December 31, 2011, potential ordinary voting common shares were anti-dilutive due to the net loss attributable to common shareholders.

14. RELATED PARTY TRANSACTIONS
The business of Atlas is carried on through its insurance subsidiaries. Atlas’ insurance subsidiaries have been a party to various transactions with affiliates in the past, although activity in this regard has diminished over time. Related party transactions, including services provided to or received by Atlas’ insurance subsidiaries, are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed upon by the parties. Management believes that consideration paid for such services approximates fair value.

At December 31, 2011 and December 31, 2010, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets:

As at year ended December 31,	2011	2010
Kingsway America, Inc.	$291	$2,058
Universal Casualty Company	(500)	—
Kingsway Amigo Insurance Company	(1)	(13)
Hamilton Risk Management Inc.	—	(1)
Total	$(210)	$2,044
In 2010, Atlas’ insurance subsidiaries remitted management fees monthly to KAI for managerial services. During the first six months of 2010, those management fees included rent for Atlas’ Elk Grove Village headquarters building. That building was contributed to Atlas on June 30, 2010 and rental payments ceased at that time. Management fees paid to KAI totaled approximately $0 and $2,643 for the year ended December 31, 2011 and 2010, respectively.
Atlas’ insurance subsidiaries received $158 in regularly scheduled monthly mortgage payments for the six months ended June 30, 2010 under mortgage loan agreements with KAI which were secured by the Elk Grove Village headquarters building. In June 2010, American Service forgave the $1,695 remaining balance of its mortgage loan from KAI and American Country was paid the $1,767 total remaining balance of its mortgage loan from KAI.
The amounts due to Universal Casualty Company relate primarily to claim handling services provided to Atlas.
For the year ended December 31, 2011 and 2010, Atlas incurred $2,279 and $4,463, respectively, in commissions to Avalon Risk Management, Inc. (“Avalon”). In the year ended December 31, 2011 and 2010, Atlas also incurred expenses of $137 and $125 respectively, for marketing services performed by Avalon. Avalon was a KFSI subsidiary through October 2009, and has certain investors and directors in common with Atlas.
During 2010, dividends of $16,700 were paid to KAI by the insurance subsidiaries of Atlas.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is comprised of the following:

As at December 31,	2011			2010
	Pre-tax	Tax	Post-tax	Pre-tax	Tax	Post-tax
Available-for-sale securities	$2,165	$(740)	$1,425	$5,478	$(737)	$4,741
Pension liability	—	—	—	(2,474)	789	(1,685)
Total	$2,165	$(740)	$1,425	$3,004	$52	$3,056

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Gross Premium Written	$14,166	$18,704	$7,856	$8,558	$10,928	$10,163	$9,081	$9,273
Net Premium Earned	8,809	19,301	9,062	12,515	8,797	10,192	9,079	11,595
Underwriting loss	(1,906)	(4,061)	(1,278)	(12,805)	(1,729)	(2,393)	(6,325)	(4,723)
Net (loss)/income attributable to Atlas	(705)	(1,583)	193	(8,135)	1,066	(664)	(3,024)	(11,430)
Net (loss)/income attributable to common shareholders	(905)	(1,583)	(9)	(8,135)	862	(664)	(3,228)	(11,430)
Basic earnings (loss) per share	$(0.05)	$(0.09)	$—	$(0.44)	$0.05	$(0.04)	$(0.18)	$(0.62)
Diluted earnings (loss) per share	(0.05)	(0.09)	—	(0.44)	0.05	(0.04)	(0.18)	(0.62)

17. SUBSEQUENT EVENTS
As of March 26, 2012, there were no subsequent events which had a material impact on the 2011 consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Atlas Financial Holdings, Inc.:
We have audited the accompanying consolidated statement of financial position of Atlas Financial Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Financial Holdings, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
April 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statement of financial position of Atlas Financial Holdings, Inc. ("the Company") as of December 31, 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for the period ended December 31, 2011. These consolidated financial statements and financial statement schedules listed on Item 15 of the Company's Form 10-K are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Financial Holdings, Inc as of December 31, 2011, and the results of its operations and its cash flows for the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson Lambert & Co. LLP

Arlington Heights, Illinois
March 26, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no changes in or disagreements with our independent accountants since our Board of Directors’ June 2011 appointment, based upon the recommendation of our Audit Committee, of Johnson Lambert & Co. LLP as Atlas’ independent auditors for the year ended December 31, 2011, replacing KPMG LLP as our independent auditors.
Item 9B. Other Information
None.

Part III
ITEM 10.   Directors, Executive Officers and Corporate Governance
Table 1(b). Executive Officers

Name	Age	Position
Scott D. Wollney	43	Chief Executive Officer
Paul A. Romano	50	Chief Financial Officer
Bruce W. Giles	52	Vice President, Underwriting
Joseph A. Shugrue	48	Vice President, Claims
Leslie A. DiMaggio	43	Vice President, Operations

Scott Wollney was President and Chief Executive Officer of KAI since July 2009, prior to which he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI) from May 2008 to March 2009. From January 1998 to may 2008, he was President of Avalon Risk Management, Inc.
Paul Romano was previously Vice President and Chief Financial officer of American Country from 2002 to September 2008. He was also Vice President and Treasurer of KAI since March 2010, prior to which he was the Vice President Data Management of Lincoln General Insurance Company from October 2008 to March 2009.
Bruce Giles was previously Assistant Vice President of Commercial Underwriting for KAI, prior to which he held various positions with KAI from December 2003 to June 2010. From 2000 to 2003, he held various positions with Allstate Insurance Group.
Joseph Shugrue was the Vice President Claims of KAI since March 2004.

Leslie DiMaggio was previously the Vice President, Information Technology for KFSI from November 2008 to June 2010, prior to which she was the President, CEO and COO of Southern United Fire Insurance Company from April 2007 to November 2008. From 2000 until 2008, she held various other executive positions at KAI.
Information regarding directors of Atlas Financial Holdings, Inc standing for election at the 2012 annual shareholders’ meeting is incorporated in this Item 10 by reference to the descriptions in the 2012 proxy statement of the company to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement")under the captions “Management Proposals to be Voted On – Proposal 1. Election of Directors.”
Information regarding our audit committee is incorporated in this Item 10 by reference to the first paragraph of the discussion under the captions “Corporate Governance Practices and Code of Ethics – Audit Committee” in the Proxy Statement.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this item 10 by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information regarding executive officers of Atlas Financial Holdings, Inc. is incorporated in this item 10 by reference to Part I of this report under the caption “Executive Officers.”
We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.atlas-fin.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website.

ITEM 11.  Executive Compensation
The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•	Security Ownership of Directors & Executive Officers

•	Security Ownership of Certain Beneficial Owners

The following table includes information as of December 31, 2011 with respect to Atlas' equity compensation plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,391,827 [1]	C$1.99	1,434,714 [2]
1 Summation of 408,325 shares outstanding under the March 18, 2010 and January 18, 2011 equity compensation plans and 3,983,502 shares related to the outstanding warrants. 2 Equal to the remainder allowable according to the 2011 Equity Incentive Plan (10% of issued and outstanding ordinary voting common shares)
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions “Related Person Transactions” and “Corporate Governance Practices and Code of Ethics – Determinations of Independence of Nominees for Election.”
ITEM 14. Principal Accountant Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions “Management Proposals to be Voted On – Proposal 2. Ratification of Appointment of Independent Registered Public Accountant.”

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc, are included in Item 8.
Consolidated Statements of Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a) (2) The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K:
Schedules required to be filed under the provisions of Regulation S-X Article 7:

Schedule II - Condensed Financial Information of Registrant
Schedule IV - Reinsurance
Schedule V - Valuation and qualifying accounts
Schedule VI - Supplemental P&C insurance operations
All other schedules pursuant to Article 7 of Regulation S-X are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or in the notes thereto.
(a) (3) The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Item 3 - Articles of Incorporation and By-laws
3.1a	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010.
3.1b	Restated Articles of Incorporation of American Country Insurance Company, Inc., as amended as of February 13, 2004
3.1c	Restated Articles of Incorporation of American Service Insurance, Inc., as amended as of June 15, 2009
3.1d	Restated Certificate of Incorporation of American Insurance Acquisition, Inc., as amended December 31, 2010
Item 4 - Instruments Defining the Rights of Security Holders, Including Indentures
4.1a	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010, included in item 3.1a
4.1b	By-laws of American Country Insurance Company, Inc., as amended September 14, 2005
4.1c	By-laws of American Service Insurance, Inc., as amended October 20, 2005
4.1d	By-laws of American Insurance Acquisition, Inc., as amended July 9, 2010
4.2	Specimen Common Stock Certificate
4.3	Specimen Warrant Agreement
Item 10 - Material Contracts
10.1*	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011
10.2*	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012
10.3*	Employee Share Purchase Plan Agreement, as adopted June 1, 2011
10.4*	Defined Contribution Plan Document dated August 11, 2011
Item 14 - Code of Ethics
14	Atlas Financial Holdings, Inc. Code of Business Conduct and Ethics, dated January 1, 2011
Item 16- Letter re change in certifying accountant
16	Letter from KPMG LLP regarding its concurrence with the statements made by Atlas in the current report concerning the dismissal as the registrant's principal accountant.
Item 21 - Subsidiaries of the Registrant
21	List of Subsidiaries
Item 23 - Consent of Independent Registered Public Accounting Firm
23	Consent of Johnson Lambert & Co. LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC (Registrant)
/s/ Paul A. Romano By: Paul A. Romano (Vice President and Chief Financial Officer)
March 26, 2012
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 26, 2012
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 26, 2012
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 26, 2012
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 26, 2012
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 26, 2012

Schedule II – Condensed Financial Information of Registrant
Statements of Comprehensive Income

($ in thousands)	Year ended December 31,
	2011	2010
Other underwriting expenses	$(55)	$—
Underwriting income	55	—
Income before income tax benefit	55	—
Income tax benefit	(1,137)	(20,628)
Income before equity in net income of subsidiaries	$1,192	$20,628
Equity in net loss of subsidiaries	(3,662)	(42,440)
Net loss	$(2,470)	$(21,812)

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in thousands)	December 31,
	2011	2010
Assets
Investments
Cash and cash equivalents	$15	$2
Securities	—	—
Total Investments	15	2
Other Assets	52	—
Deferred tax asset	64	—
Investment in subsidiaries	56,123	60,338
Total Assets	$56,254	$60,340

Liabilities
Accounts payable and accrued liabilities	$—	$171
Total Liabilities	$—	$171

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,625,526 shares issued and outstanding at December 31, 2011 and 4,553,502 at December 31, 2010	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at December31, 2011 and December 31, 2010	14	14
Additional paid-in capital	152,652	152,466
Retained deficit	(115,841)	(113,371)
Accumulated other comprehensive income, net of tax	1,425	3,056
Total Shareholders’ Equity	$56,254	$60,169
Total Liabilities and Shareholders’ Equity	$56,254	$60,340

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

	Year Ended December 31,
	2011	2010
Operating Activities
Net income (loss)	$(2,470)	$(21,812)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	3,662	42,440
Share-based compensation expense	113	—
Deferred income taxes	(1,137)	(20,628)
Net changes in operating assets and liabilities:
Other assets	52
Accounts payable and accrued liabilities	(207)
	13	—
Financing activities:
Proceeds from sale of preferred stock	—	18,000
Proceeds from sale of common stock	—	42,340
Net cash provided by financing activities	—	60,340

Investing activities:
Purchase of operating subsidiaries	—	(60,338)
Net cash used in investing activities	—	(60,338)

Net change in cash and cash equivalents	13	2
Cash and cash equivalents, beginning of year	2	—
Cash and cash equivalents, end of year	$15	$2
Supplementary disclosure of cash information:
Represented by:
Cash on hand and balances with banks	$15	$2
Investments with maturities less than 30 days	—	—
Cash and cash equivalents, end of year	$15	$2
Cash paid for:
Interest	—	—
Income taxes	—	—

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
Atlas commenced operations on December 31, 2010. Therefore, a statement of operations and statement of cash flow from the year ended December 31, 2009 has not been included.
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
Atlas has no material contingencies, long-term debt obligations or guarantees.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.

Schedule IV – Reinsurance

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2011
Premiums earned	$43,253	$(7,653)	$147	$35,747	0.4%

December 31, 2010
Premiums earned	$60,873	$(7,434)	$164	$53,603	0.3%

Schedule V – Valuation and qualifying accounts

	Balance at Beginning of Period	Charged to Expenses	Other additions	Deductions	Balance at End of Period
December 31, 2011
Allowance for uncollectible receivables	$4,212	$413		$(371)	$4,254
Valuation allowance for deferred tax assets	11,288		1,073		12,361

December 31, 2010
Allowance for uncollectible receivables	$1,827	$2,780		$(395)	$4,212
Valuation allowance for deferred tax assets	14,748	6,016		(9,476)	11,288

Schedule VI - Supplemental information concerning property-casualty insurance operations

	Year Ended December 31,
	2011	2010
Deferred policy acquisition costs	3,020	3,804
Reserves for insurance claims and claims expense	91,643	132,579
Unearned premiums	15,691	17,061
Earned Premiums	35,747	53,603
Net investment income	3,280	4,616
Claims and claims adjustment expense incurred
Current Year	27,303	42,739
Prior Year	1,691	5,335
Amortization of deferred policy acquisition costs	7,294	11,115
Paid claims and claim adjustment expense	71,278	95,829
Gross premium written	42,031	46,679