Form 10-K/A
period 2011-12-31
Atlas Financial Holdings, Inc.
filed 2012-05-04
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2011	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common, $0.001 par value per share	TSX Venture Exchange

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
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☐
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

Part I
Explanatory Note:
Atlas Financial Holdings, Inc. (“Atlas” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2012.

We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”).  The following sections of the Original Filing were revised:

Item 1. Business
Item 2. Properties
Item 7. Management's Discussion & Analysis
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 10. Directors, Executive Officers and Corporate Governance
In addition, three new exhibits (10.5, 10.6 and 10.7) have been included in Item 15 and the Corporation's principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

The revisions made are primarily enhancements of disclosures. No revisions were made which impacted the financial statements, earnings per share or book value per share.

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to be as of the date of the Original Filing. Unless otherwise noted, this Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Item 1. Business
Atlas is a financial services holding company incorporated under the laws of the Cayman Islands. The core business of Atlas, which is carried out through its insurance subsidiaries, American Country Insurance Company (“American Country”) and American Service Insurance Company, Inc. (“American Service” together with American Country, the “insurance subsidiaries”), is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. The insurance subsidiaries distribute their products through a network of independent retail agents. American Country commenced operations in 1979. With roots dating back to 1925 selling insurance for taxi cabs, American Country is one of the oldest insurers of U.S. taxi and livery business. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area. Since then, the insurance subsidiaries have expanded their expertise. Together, American Country and American Service are licensed to write property and casualty ("P&C") insurance in 47 states in the United States. The management of American Country and American Service is fully integrated with a single operating infrastructure supporting the insurance subsidiaries.

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
Agency Relationships
Independent agents are recruited by the company directly and through marketing efforts targeting the specialty niche upon which Atlas focuses. Interested agents are evaluated based on their experience, expertise and ethical dealing. Typically, we enter into distribution relationships with one out of every ten agents seeking an agency contract. Atlas is generally interested in acting as one of a relatively small number of insurance partners with whom their independent agents place business and are also careful not to oversaturate the distribution channel in any given geographic market. This helps to ensure that Atlas is able to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model. Agents receive commission as their primary compensation from Atlas. This commission is set as a percentage of premiums and is included in our subsidiaries' statutory filings. Larger agents are also eligible for profit sharing based on the growth and underwriting probability related to their book of business with Atlas. The quality of business presented and written by each independent agent is evaluated regularly by Atlas' underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented by their customers (as applicable) and overall underwriting profitability of the agent's book of business. While we rely on our independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by Atlas. Many of Atlas' agents have had direct relationships with either or both of the subsidiaries for a number of years.

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
On April 6, 2012, Atlas entered into a definitive sale and purchase agreement related to the headquarters building in Elk Grove Village.  Proceeds from this cash transaction, net of costs and fees at closing, are expected to be slightly higher than the asset value of the property and related leasehold improvements recorded as held for sale at December 31, 2011 ($13.5 million).  Atlas will remain in the building as a tenant.  The transaction is scheduled to close in second quarter 2012 subject to the terms of the agreement.
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

Investment performance and other income generated $7,605 of income for 2011, of which $4,201 is realized gains. This resulted in a 4.7% yield for the full year 2011. Cash and invested assets were $127,881 as of December 31, 2011 and were $45,167 lower than December 31, 2010, resulting primarily from the payment of claim settlements. This reduction in cash and invested assets is in line with expectations as Atlas rebuilds its book of business (see page 27 below).

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

III. OPERATING RESULTS
In the years prior the reverse merger which formed Atlas, the Company's insurance subsidiaries were writing a variety of different lines of business, many of which were non-profitable and/or managed by third parties. Challenges facing the subsidiaries' former owner, coupled with that organization's strategic decision to focus their business on private passenger, versus commercial, lines of business resulted in a significant reduction in commercial lines premiums written. In the year prior to the reverse merger, agents were notified that the companies were exiting commercial lines of business resulting in dramatic premium decline and an expense structure that was not in-line with the premium volume written. The former ownership structure also created a substantial amount of overhead and other expense resulting in negative pressure on the subsidiaries' operating results. Effective with the reverse merger, Atlas' management team realigned the strategic focus of the subsidiaries around commercial lines of business which were historically profitable. Infrastructure changes were made to ensure that the Company's expense structure was adjusted based on near term premium expectations to support underwriting profit at a scale considered realistic in the near term. The companies maintain strong core competencies with respect to these lines of business and expect to re-capture business lost in recent years and expect to win new business based on Atlas' strong value proposition. As evidenced below, written premium from core lines of business is increasing. Continued premium growth and the maintenance of the current expense discipline will create positive cash flow. The negative cash flow experienced in connection with claim payments will also reverse as claims related to policies written in prior years are paid and new premium from core lines of business is collected. The reduction in cash and invested assets seen in 2011 was expected in light of the companies' reorganization and circumstances. This is not expected to continue in 2012 forward.
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

The Company's investment guidelines are designed to ensure that liquidity provided by the insurance subsidiaries' investment portfolio can support claim payments and any other cash operating needs of the subsidiaries. The non-core private passenger automobile lines of business which were historically written by the subsidiaries have a claim payout pattern that is substantially shorter than the expected payout pattern of the Company's core commercial lines of business. The non-recurring expenses described earlier in this document also created an operating cash need in 2011 which is not expected in future years. Based on the Company's business shift, expected operating cash flow needs and the level of surplus as respects policyholders, the duration of the subsidiaries' investment portfolio was extended resulting in a shift from shorter maturity dates to longer ones. Working with our external investment manager, we allocated invested assets to match liquidity and duration for those assets expected to provide future cash for the payment of claims and have extended duration to increase yield for a portion of invested assets considered to be surplus.

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
Premiums receivable are shown net of bad debt allowance of $4,254 and $4,212 at December 31, 2011 and December 31, 2010, respectively. Bad debt expense of $248 and $2,766 was incurred in the years ended December 31, 2011 and December 31, 2010, respectively. Atlas' allowance for bad debt primarily relates to a single agent. Settlement proceedings with this agent were ongoing as of December 31, 2011. A settlement was executed in April 2012 and will be reflected in Atlas' financial statements for the six month period ended June 30, 2012.
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
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for bonds are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas' fixed income portfolio is managed by Asset Allocation Management (“AAM”), an SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with AAM to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. AAM has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, do independent fundamental credit analysis to find the best securities possible. AAM has found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of December 31, 2011, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by AMM to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from those AMM or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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

Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the years ended December 31, 2011 and December 31, 2010:

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$13,363	$90,128	$—	$103,491
Equities	1,141	—	—	1,141
Totals	$14,504	$90,128	$—	$104,632

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$27,561	$126,450	$—	$154,011
Equities	—	—	—	—
Totals	$27,561	$126,450	$—	$154,011
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

Atlas carried deferred tax assets on its balance sheet that were generated by its subsidiaries, primarily related to net operating loss carry-forwards. The qualifying transaction caused a change in control for tax purposes which triggered Internal Revenue Code Section 382. Section 382 created a yearly limit on its deferred tax assets such that a portion of the operating loss deferred tax assets would never be able to be utilized. In addition, as a result of the structure of the transaction, the seller, Kingsway, retains a portion of those deferred tax assets as dictated by the Internal Revenue Code. Kingsway, in general, retained those portions of the net operating loss deferred tax assets that Atlas would have otherwise not been able to use due to the Section 382 limit mentioned above. Since the removal of the deferred tax asset from the balance sheet without an off-setting cash recoverable from the U.S. Government, this removal created a reconciling item from Atlas' statutory income tax rate.

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
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized or if it is deemed premature to conclude that these assets will be realized in the near future, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.
Atlas' assessment also accounted for the following evidence:

◦	Recent spin-off from prior ownership - Atlas was formed on December 31, 2010 in a reverse merger transaction. Consideration was made as to the impact of this transaction on future earnings.

◦
Nature, frequency, and severity of current and cumulative financial reporting losses - A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. Cumulative pre-tax losses in the three-year period ending with the current quarter are generally considered to be significant negative evidence regarding future profitability. However, the strength and trend of earnings are also considered, as well as other relevant factors. Atlas did not consider historical information as relevant due to the significant changes in business operations beginning on January 1, 2011;

◦
Trends in quarterly earnings from operating activities during the period - When performing the assessment, Atlas excluded certain non-operating items which impacted 2011 results: (1) a $2,544 charge upon settlement of the American Country Pension Plan (see Note 10 below); (2) a $1,800 reserve strengthening adjustment related to claims incurred under prior ownership (See Note 8 below); (3) $627 in non-recurring costs relating to the transactions that created Atlas.

◦
Sources of future taxable income - Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, future taxable income is generally given no weight for the purposes of assessing the valuation allowance pursuant to GAAP; and

◦
Tax planning strategies - If necessary and available, tax planning strategies could be implemented to accelerate taxable amounts to utilize expiring carry-forwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

At the end of 2011, Atlas' operations (excluding the aforementioned non-operating items) had returned to a position of cumulative profits for the most recent one-year period. Further, operations showed three consecutive quarters of pre-tax operating profits (before non-operating items). Management concluded that the successful repositioning of Atlas during 2011 combined with the business plan showing continued profitability into future periods, provide assurance that future tax benefits more likely than not will be realized. Accordingly, at year-end 2011, a tax benefit was realized and the valuation was reduced against net deferred tax assets.
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
Collateral pledged:
As of December 31, 2011, bonds and term deposits with an estimated fair value of $11,843 were on deposit with state and provincial regulatory authorities, versus $9,294 as of December 31, 2010. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At December 31, 2011, the amount of such pledged securities was $10,396 versus $1,629 at December 31, 2010. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
Chicago, IL
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
KPMG LLP was discharged on June 20, 2011. KPMG LLP had not issued a report in the last two fiscal years containing a disclaimer or adverse opinion, or that was qualified or modified.

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
All of the above officers were employed by Atlas in the positions noted above on the date of its formation, December 31, 2010.
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

Item 3 - Articles of Incorporation and By-laws
3.1a	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010.
3.1b	Restated Articles of Incorporation of American Country Insurance Company, Inc., as amended as of February 13, 2004
3.1c	Restated Articles of Incorporation of American Service Insurance, Inc., as amended as of June 15, 2009
3.1d	Restated Certificate of Incorporation of American Insurance Acquisition, Inc., as amended December 31, 2010
Item 4 - Instruments Defining the Rights of Security Holders, Including Indentures
4.1a	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010, included in item 3.1a
4.1b	By-laws of American Country Insurance Company, Inc., as amended September 14, 2005
4.1c	By-laws of American Service Insurance, Inc., as amended October 20, 2005
4.1d	By-laws of American Insurance Acquisition, Inc., as amended July 9, 2010
4.2	Specimen Common Stock Certificate
4.3	Specimen Warrant Agreement
Item 10 - Material Contracts
10.1*	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011
10.2*	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012
10.3*	Employee Share Purchase Plan Agreement, as adopted June 1, 2011
10.4*	Defined Contribution Plan Document dated August 11, 2011
10.5	Transition Services Agreement between Kingsway Financial Services, Inc and American Insurance Acquisition, Inc., dated December 31, 2010
10.6	Lease Agreement between Universal Casualty Company and American Service Insurance Company, Inc., dated December 31, 2010
10.7	Program Manager Agreement between American Service Insurance Company and both Universal Casualty Company and Kingsway America, Inc., dated January 1, 2011
Item 14 - Code of Ethics
14	Atlas Financial Holdings, Inc. Code of Business Conduct and Ethics, dated January 1, 2011
Item 16- Letter re change in certifying accountant
16	Letter from KPMG LLP regarding its concurrence with the statements made by Atlas in the current report concerning the dismissal as the registrant's principal accountant.
Item 21 - Subsidiaries of the Registrant
21	List of Subsidiaries
Item 23 - Consent of Independent Registered Public Accounting Firm
23	Consent of Johnson Lambert & Co. LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC (Registrant)
/s/ Paul A. Romano By: Paul A. Romano (Vice President and Chief Financial Officer)
May 4, 2012
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	May 4, 2012
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	May 4, 2012
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	May 4, 2012
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	May 4, 2012
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	May 4, 2012

Schedule II – Condensed Financial Information of Registrant
Statements of Comprehensive Income

($ in thousands)	Year ended December 31,
	2011	2010
Other underwriting expenses	$(55)	$—
Underwriting income	55	—
Income before income tax benefit	55	—
Income tax benefit	(1,137)	(20,628)
Income before equity in net income of subsidiaries	$1,192	$20,628
Equity in net loss of subsidiaries	(3,662)	(42,440)
Net loss	$(2,470)	$(21,812)

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in thousands)	December 31,
	2011	2010
Assets
Investments
Cash and cash equivalents	$15	$2
Securities	—	—
Total Investments	15	2
Other Assets	52	—
Deferred tax asset	64	—
Investment in subsidiaries	56,123	60,338
Total Assets	$56,254	$60,340

Liabilities
Accounts payable and accrued liabilities	$—	$171
Total Liabilities	$—	$171

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,625,526 shares issued and outstanding at December 31, 2011 and 4,553,502 at December 31, 2010	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at December31, 2011 and December 31, 2010	14	14
Additional paid-in capital	152,652	152,466
Retained deficit	(115,841)	(113,371)
Accumulated other comprehensive income, net of tax	1,425	3,056
Total Shareholders’ Equity	$56,254	$60,169
Total Liabilities and Shareholders’ Equity	$56,254	$60,340

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