Form 10-Q
period 2012-03-31
Atlas Financial Holdings, Inc.
filed 2012-05-14
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period year ended:	COMMISSION FILE NUMBER:
March 31, 2012	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.001 par value per share	TSX Venture Exchange

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

There were 18,433,153 shares of the Registrant's common stock outstanding as of May 9, 2012 of which 4,628,292 shares of the Registrant’s ordinary voting common stock outstanding as of May 9, 2012 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except par values)

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $106,563 and $101,473)	$108,422	$103,491
Equity securities, at fair value (cost $994)	1,356	1,141
Total Investments	109,778	104,632
Cash and cash equivalents	8,712	23,249
Accrued investment income	839	586
Accounts receivable and other assets (Net of allowance of $4,401 and $4,254)	12,191	9,579
Reinsurance recoverables, net	8,405	8,044
Prepaid reinsurance premiums	2,104	2,214
Deferred policy acquisition costs	2,788	3,020
Deferred tax asset, net	6,756	6,775
Software and office equipment, net	518	440
Assets held for sale	13,634	13,634
Total Assets	$165,725	$172,173

Liabilities
Claims liabilities	$83,902	$91,643
Unearned premiums	17,493	15,691
Due to reinsurers and other insurers	5,274	5,701
Other liabilities and accrued expenses	2,598	2,884
Total Liabilities	$109,267	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,628,292 shares issued and outstanding at March 31, 2012 and 4,625,526 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at March 31, 2012 and December 31, 2011	14	14
Additional paid-in capital	152,684	152,652
Retained deficit	(115,706)	(115,841)
Accumulated other comprehensive income, net of tax	1,462	1,425
Total Shareholders’ Equity	$56,458	$56,254
Total Liabilities and Shareholders’ Equity	$165,725	$172,173

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net premiums earned	$8,310	$8,809
Net claims incurred	5,904	6,889
Acquisition costs	1,374	1,779
Other underwriting expenses	1,649	2,047
Underwriting loss	(617)	(1,906)
Net investment income	607	999
Net investment gains	28	434
Other income (expense), net	117	(232)
Income (loss) from operations before income tax (benefit)/expense	$135	$(705)
Income tax benefit	—	—
Net income (loss) attributable to Atlas	$135	$(705)

Other comprehensive loss:
Available for sale securities:
Changes in net unrealized gains (losses)	$173	$(336)
Reclassification to income of net gains	(117)	(580)
Effect of income tax	(19)	—
Other comprehensive income/(loss) for the period	$37	$(916)
Total comprehensive income/(loss)	$172	$(1,621)

Basic weighted average common shares outstanding	18,432,758	18,368,483
Loss per common share, basic	$—	$(0.05)
Diluted weighted average common shares outstanding	18,432,758	18,368,483
Loss per common share, diluted	$—	$(0.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)
	Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities
Net income/(loss)	$135	$(705)
Adjustments to reconcile net loss to net cash used by operating activities:
Adjustments for non-cash items	297	(54)
Changes in other operating assets and liabilities	(1,794)	(553)
Changes in net claims liabilities	(7,741)	(12,975)
Net cash flows used in operating activities	(9,103)	(14,287)

Investing activities
Proceeds from sale and maturity of investments	12,353	12,955
Purchases of investments	(17,662)	(8,988)
Purchases of property and equipment and other	(129)	(20)
Net cash flows (used in)/provided by investing activities	(5,438)	3,947

Financing activities
Options Exercised	4	16
Net cash flows provided by investing activities	4	16
Net decrease in cash and cash equivalents	(14,537)	(10,324)
Cash and cash equivalents, beginning of period	23,249	19,037
Cash and cash equivalents, end of period	$8,712	$8,713

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
($ in thousands)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(705)		(705)
Other comprehensive loss						(916)	(916)
Share-based compensation				28			28
Stock options exercised				16			16
Balance March 31, 2011	$18,000	$4	$14	$152,510	$(114,076)	$2,140	$58,592

Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					135		135
Other Comprehensive Income						37	37
Share-based compensation				28			28
Stock options exercised				4			4
Balance March 31, 2012	$18,000	$4	$14	$152,684	$(115,706)	$1,462	$56,458

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Atlas Financial Holdings, Inc. ("Atlas", or "The Company") and its insurance subsidiaries, American Service Insurance Company, Inc. (“American Service”) and American Country Insurance Company (“American Country”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K (as amended).
The primary business of Atlas, which is carried out through its insurance subsidiaries, is the underwriting of commercial automobile insurance policies in the United States, with a niche market orientation and focus on insurance in the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage where the insured is responsible for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
Atlas' insurance subsidiaries distribute their insurance products through a network of independent retail agents. Together, American Country and American Service are licensed to write property and casualty (“P&C”) insurance in 47 states in the United States. The management and operating infrastructure of the insurance subsidiaries are fully integrated.
Seasonality - The P&C insurance business is seasonal in nature. While Atlas' net premiums earned are generally stable from quarter to quarter, Atlas' gross premiums written follow the common renewal dates for the "light" commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. Atlas' ability to generate written premium is also impacted by the timing of policy periods in the states in which Atlas operates.
The accounting policies followed in these unaudited condensed consolidated financial statements are identical as those applied in Atlas' audited annual consolidated financial statements on Form 10-K for the period ended December 31, 2011. Atlas has consistently applied the same accounting policies throughout all periods presented, as if these policies had always been in effect.
2. NEW ACCOUNTING STANDARDS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct−response advertising accounting criteria are met. The new guidance became effective for reporting periods beginning after December 15, 2011. Atlas' previous policy for accounting for acquisition costs was already consistent with this guidance. Therefore the adoption of this guidance in the three month period ended March 31, 2012 did not have an impact on our financial statements.
Amendments to Fair Value Measurement and Disclosure Requirements - In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. Changes were made to improve consistency in global application. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011. Early adoption was not permitted. The impact of adoption was not material to the Company's results of operations or financial position.
Presentation of Comprehensive Income - In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The new guidance affected presentation only and had no material impact on the Company's results of operations or financial position.

3. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share for the three month periods ended March 31, 2012 and 2011 is as follows:

Three month period ended:	March 31, 2012	March 31, 2011
Net income/(loss) attributable to Atlas	$135	$(705)
Less: Preferred share dividends	199	199
Net loss attributable to common shareholders	(64)	(904)
Basic:
Weighted average common shares outstanding	18,432,758	18,368,483
Basic loss per common share	$—	$(0.05)
Diluted:
Weighted average common shares outstanding	18,432,758	18,368,483
Dilutive potential ordinary shares	—	—
Dilutive average common shares outstanding	18,432,758	18,368,483
Dilutive loss per common share	$—	$(0.05)
For 2012 and 2011, basic loss per common share has been computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.
Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method. Atlas’ dilutive potential common shares consist of outstanding stock options and warrants to purchase ordinary voting common shares. The effects of options and warrants to issue ordinary voting common shares are excluded from the computation of diluted loss per share in periods in which the effect would be anti-dilutive. For the three month period ended March 31, 2012 and the three month period ended March 31, 2011, potential ordinary voting common shares were anti-dilutive due to the net loss attributable to common shareholders.
4. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments are as follows:

March 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income:
U.S.	- Government	$43,514	$796	$34	$44,276
	- Corporate	38,446	907	77	39,276
	- Commercial mortgage backed	19,947	221	45	20,123
	- Other asset backed	4,656	97	6	4,747
Total Fixed Income		$106,563	$2,021	$162	$108,422
Equities		994	362	—	1,356
Totals		$107,557	$2,383	$162	$109,778

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632

The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As at March 31, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$21,378	$27,669	$15,657	$43,718	$108,422
Percentage of total	19.7%	25.5%	14.4%	40.4%	100.0%

As at December 31, 2011	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$29,407	$27,317	$10,242	$36,525	$103,491
Percentage of total	28.4%	26.4%	9.9%	35.3%	100.0%
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other than temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

◦	identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

◦	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market based valuation techniques;

◦	reviewing the trading range of certain securities over the preceding calendar period;

◦	assessing if declines in market value are other than temporary for debt security holdings based on their investment grade credit ratings from third party security rating agencies;

◦	assessing if declines in market value are other than temporary for any debt security holding with a non-investment grade credit rating based on the continuity of its debt service record; and

◦	determining the necessary provision for declines in market value that are considered other than temporary based on the analyses performed.
The risks and uncertainties inherent in the assessment methodology utilized to determine declines in market value that are other than temporary include, but may not be limited to, the following:

◦	the opinion of professional investment managers could be incorrect;

◦	the past trading patterns of individual securities may not reflect future valuation trends;

◦	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company’s financial situation; and

◦	the debt service pattern of non-investment grade securities may not reflect future debt service capabilities and may not reflect a company’s unknown underlying financial problems.
There were no impairments recorded in the three month period ended March 31, 2012 or the year ended December 31, 2011 as a result of the above analysis performed by management to determine declines in fair value that may be other than temporary. All securities in an unrealized loss position as at the period ended March 31, 2012 and as at the year ended December 31, 2011 have been in said position for less than 12 months.
The following table summarizes the components of net investment income for the three month periods ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Total investment income
Interest (from fixed income securities)	$711	$1,119
Investment expenses	(102)	(120)
Net investment income	$609	$999
Collateral pledged:
As at the period ended March 31, 2012, bonds and term deposits with a fair value of $9,738 were on deposit with state and provincial regulatory authorities, versus $11,843 as at the year ended December 31, 2011. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As at the period ended March 31, 2012, the amount of such pledged securities was $10,462 versus $10,396 at December 31, 2011. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
5. FINANCIAL AND CREDIT RISK MANAGEMENT
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
Credit risk - Atlas is exposed to credit risk principally through its fixed income securities and balances receivable from policyholders and reinsurers. Atlas controls and monitors concentration and credit quality risk through policies to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. Government bonds) as well as through ongoing review of the credit ratings of issuers held in the securities portfolio. Atlas’ credit exposure to any one individual policyholder is not material. Atlas has policies requiring evaluation of the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency. In the three month periods ended March 31, 2012 and 2011, Atlas recognized bad debt expense of $133 and $79, respectively.
The following table summarizes the credit exposure of Atlas from its investments in fixed income securities and term deposits by rating as assigned by Fitch, Standard & Poor’s or Moody’s Investor Services, using the higher of these ratings for any security where there is a split rating:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$58,151	53.6%	$54,717	52.9%
AA/Aa	19,488	18.0%	21,567	20.8%
A/A	24,381	22.5%	22,380	21.6%
BBB/Baa	6,402	5.9%	4,827	4.7%
Total Securities	$108,422	100.0%	$103,491	100.0%
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the three month period ended March 31, 2012 and as at the year ended December 31, 2011:

March 31, 2012	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$10,387	$98,035	$—	$108,422
Equities	1,356	—	—	1,356
Totals	$11,743	$98,035	$—	$109,778

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$13,363	$90,128	$—	$103,491
Equities	1,141	—	—	1,141
Totals	$14,504	$90,128	$—	$104,632
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 during either period.
Capital Management - The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive income (loss).
As a holding company, Atlas could derive cash from its insurance subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments. Atlas’ insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio. The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. In the event that dividends available to the holding company are inadequate to cover its operating expenses, the holding company would need to raise capital, sell assets or incur future debt.
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
Net loss computed under statutory-basis accounting for American Country and American Service were $(2,328) and $(497) respectively for the year ended December 31, 2011 (unaudited), versus $(1,451) and $(5,351) for the year ended December 31, 2010 (audited). Statutory capital and surplus of the insurance subsidiaries was $49,954 (unaudited) and $45,560 at December 31, 2011 and 2010, respectively.
Atlas did not pay any dividends to its common shareholders during the three month period ended March 31, 2012 or in the year ended December 31, 2011, and has no current plans to pay dividends to its common shareholders.

6. INCOME TAXES
The effective tax rate was 0% for both of the three month periods ended March 31, 2012 and 2011, respectively, compared to the U.S. statutory income tax rate of 34% as shown below:

3 month period ended March 31,	2012		2011
	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$46	34.0%	$(240)	(34.0)%
Valuation allowance	(48)	(35.5)%	239	33.9%
Nondeductible expenses	4	3.0%	1	0.1%
Other	(2)	(1.5)%	$—	—%
Total	$—	—%	$—	—%

Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future.
Income tax expense consists of the following for the 3 month periods ended March 31:

	2012	2011
Current tax expense/(benefit)	$—	$—
Deferred tax (benefit)/expense	—	—
Total	$—	$—
The components of deferred income tax assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$2,973	$3,004
Loss carry-forwards	15,465	15,558
Bad debts	1,302	1,297
Other	1,365	1,338
Valuation Allowance	(12,314)	(12,361)
Total deferred tax assets, net of allowance	$8,791	$8,836

Deferred tax liabilities:
Investment securities	759	740
Deferred policy acquisition costs	948	1,027
Other	328	294
Total gross deferred tax liabilities	$2,035	$2,061
Net deferred tax assets	$6,756	$6,775
Amounts and expiration dates of the operating loss carry forwards as of March 31, 2012 are as follows:

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,605
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
Total		$45,487
Atlas established a valuation allowance of $12,314 and $12,361 for its gross deferred tax assets as at the three month period ended March 31, 2012 and as at the year ended December 31, 2011, respectively
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended March 31, 2012 and 2011. Tax years 2006 through 2011 are subject to examination by the Internal Revenue Service.

7. ASSETS HELD FOR SALE
As at March 31, 2012 and December 31, 2011, Atlas had three properties held for sale with an aggregate carrying value of $13,634, including its headquarters building in Elk Grove Village, Illinois.
On April 6, 2012, Atlas entered into a definitive sale and purchase agreement related to the headquarters building and land in Elk Grove Village.  Proceeds from this cash transaction, net of costs and fees at closing, are expected to be slightly higher than the asset value of the property and related leasehold improvements recorded as held for sale at March 31, 2012 ($13,468).  Atlas will remain in the building as a tenant.  The transaction is scheduled to close in second quarter 2012 subject to the terms of the agreement.
The other two properties, which are still for sale, and listed for amounts greater than carried values, are located in Alabama. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
8. UNDERWRITING POLICY AND REINSURANCE CEDED
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
Gross premiums written and ceded premiums, losses and commissions as of and for the three month periods ended March 31, 2012 and 2011 are as follows:

	2012	2011
Gross premiums written	$11,754	$14,166
Ceded premiums written	1,533	1,751
Net premiums written	10,221	12,415

Ceded premiums earned	$1,643	$2,322
Ceded losses and loss adjustment expenses	805	1,215
Ceded unpaid losses and loss adjustment expenses	8,081	7,078
Ceded unearned premiums	2,104	3,122
Other amounts due from reinsurers	324	1,373
Ceded commissions	568	665
9. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the 3 month periods ended March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011
Unpaid claims, beginning of period	$91,643	$132,579
Less: reinsurance recoverable	7,825	6,477
Net beginning unpaid claims reserves	83,818	126,102
Incurred related to:
Current year	5,798	6,904
Prior years	106	(15)
	5,904	6,889
Paid related to:
Current year	1,657	1,840
Prior years	12,244	18,625
	13,901	20,464

Net unpaid claims, end of period	$75,821	$112,526
Add: reinsurance recoverable	8,081	7,078
Unpaid claims, end of period	$83,902	$119,604

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
10. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the three month periods ended March 31, 2012 and 2011 is as follows:

	March 31, 2012		March 31, 2011
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	408,325	C$1.90	110,600	C$1.00
Granted	—	—	369,749	C$2.00
Exercised	(2,766)	C$1.00	(15,703)	C$1.00
Expired	(3,710)	C$1.00	—	—
Outstanding, end of period	401,849	C$1.92	464,646	C$1.80
Information about options outstanding at March 31, 2012 is as follows:

Grant Date	Expiration Date	Exercise Price	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	C$2.00	8.8	369,749	184,874
March 18, 2010	March 18, 2020	C$1.00	8.2	32,100	32,100
Total			8.8 wtd. average	401,849	216,974
On January 18, 2011, Atlas granted options to purchase 369,749 ordinary shares of Atlas stock to officers and directors at an exercise price of C$2.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021. The weighted average grant date fair value of the options is C$1.24 per share.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 2.27% to 3.13%; dividend yield 0.0%; expected volatility 100%; expected life of 6 to 9 years.
In accordance with ASC 718, Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In both of the three month periods ended March 31, 2012 and 2011, Atlas recognized $28 in expense, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense associated with the January 18, 2011 grant is $310 as of March 31, 2012 which will be recognized ratably through December 31, 2014.
The weighted average exercise price of all the shares exercisable at December 31, 2011 was C$1.85. The stock options have an aggregate intrinsic value of zero as at March 31, 2012.
Warrants - On November 1, 2010, American Acquisition closed a private placement where it issued 3,983,502 subscription receipts for ordinary voting common shares of Atlas and warrants to purchase 3,983,502 ordinary voting common shares of Atlas for C$2.00 per share in connection with the merger. The subscription receipts were converted to Atlas ordinary voting shares in connection with the merger. All the warrants were still outstanding at March 31, 2012 and expire on December 31, 2013.
Atlas' closing stock price on March 30, 2012 (the last trading day of the quarter) was C$1.80.
11. OTHER EMPLOYEE BENEFIT PLANS
Defined Benefit Plan – Prior to December 31, 1997, substantially all salaried employees of American Country were covered by a defined benefit pension plan known as the American Country Pension Plan (the “pension plan”). Benefits were based on the employee’s length of service and wages and benefits, as defined by the pension plan. The funding policy of the pension plan was generally to contribute amounts required to maintain minimum funding standards in accordance with the Employee Retirement Income Security Act. Effective December 31, 1997, upon resolution by the board of directors, the pension plan was frozen. During 2010, American Country made an application to the U.S. Internal Revenue Service to dissolve the pension plan and distribute the net plan assets to the beneficiaries. In the fourth quarter of 2011, the plan assets were fully distributed. As a result of the plan liquidation, the Company recognized a settlement charge of $2,544 within other underwriting expenses in the fourth quarter of 2011. The settlement impact was previously reflected as an unrecognized adjustment to other comprehensive income and therefore, had created a nil impact to shareholders' equity.
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2011 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2012. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $23 and $24 for the three months ended March 31, 2012 and 2011, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary voting common shares as an initial participation incentive. Atlas will also pay administrative costs related to this plan. In the three month period ended March 31, 2012, Atlas’ incurred expenses of $12 related to the plan.
12. SHARE CAPITAL
The share capital for the common shares:

As at:		March 31, 2012		December 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Ordinary	800,000,000	4,628,292	$4	4,625,526	$4
Restricted	100,000,000	13,804,861	14	13,804,861	14
Total common shares	900,000,000	18,433,153	$18	18,430,387	$18

The restricted voting common shares are convertible to ordinary voting common shares at the option of the holder in the event that an offer is made to purchase all or substantially all of the restricted voting common shares.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway America, Inc., ("Kingsway") a wholly owned subsidiary of Kingsway Financial Services, Inc. In the event that such shares are disposed of such that Kingsway’s beneficial interest is less than 10% of the issued and outstanding restricted voting common shares, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting common shares.
The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
Preferred shares are not entitled to vote and are beneficially owned or controlled by Kingsway. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of U.S. $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of US$1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.3808 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of US$1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from issuance date (December 31, 2012) of the preferred shares or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which Kingsway holds a 10% or greater interest.
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1,010 as at the period ended March 31, 2012.
13. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the three month periods ended March 31, 2012 and 2011:

	2012	2011
Balance, beginning of period	$3,020	$3,804
Acquisition costs deferred	1,142	2,128
Amortization charged to income	1,374	1,779
Balance, end of period	$2,788	$4,153

14. RELATED PARTY TRANSACTIONS
The business of Atlas is carried on through its insurance subsidiaries. Atlas’ insurance subsidiaries have been a party to various transactions with affiliates in the past, although activity in this regard has diminished over time. Related party transactions, including services provided to or received by Atlas’ insurance subsidiaries, are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed upon by the parties. Such transactions typically include claims handling services, marketing services and commission payments. Management believes that consideration paid for such services approximates fair value.
At March 31, 2012 and December 31, 2011, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets:

As at:	March 31, 2012	December 31, 2011
Kingsway America, Inc.	$216	$291
Universal Casualty Company	(125)	(500)
Kingsway Amigo Insurance Company	6	(1)
Total	$97	$(210)

15. SUBSEQUENT EVENTS
Refer to Footnote 7 above for a discussion of the sale of the Elk Grove Village headquarters building on April 6, 2012.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

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

(All amounts in thousands of US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)

I. CONSOLIDATED PERFORMANCE
First Quarter 2012 Highlights:

•
Though overall written premium declined by 17.0%, core commercial auto lines gross premium written for the three month period ended March 31, 2012 increased 62.2% over three month period ended March 31, 2011 and 150.1% over the three month period ended December 31, 2011 reflecting Atlas’ continued strong focus on re-energizing this line of business.

•	The combined ratio improved by 14.3% between the three month period ended March 31, 2012 and the three month period ended March 31, 2011.

•	Net income for three month period ended March 31, 2012 was $135,000 versus a net loss of $705 in the three month period ended March 31, 2011.

•
After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share for the three month period ended March 31, 2012 was $0.00, versus a loss of $(0.05) for the three month period ended March 31, 2011.

•	Underwriting results improved by $1,289 for the three month period ended March 31, 2012 versus the three month period ended March 31, 2011

•	Book value per common share diluted as at the period ended March 31, 2012 was $2.03, the same as at the year ended December 31, 2011.

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three month periods ended March 31, 2012 and 2011:
Table 1 Selected financial information

For the three months ended March 31,	2012	2011
Gross premium written	$11,754	$14,166
Net premium earned	8,310	8,809
Losses on claims	5,904	6,889
Acquisition costs	1,374	1,779
Other underwriting expenses	1,649	2,047
Net underwriting loss	(617)	(1,906)
Net investment and other income	752	1,201
Net income/(loss) before tax	135	(705)
Income tax (benefit) expense	—	—
Net income/(loss)	$135	$(705)

Key Financial Ratios:
Loss ratio	71.0%	78.2%
Acquisition cost ratio	16.5%	20.2%
Other underwriting expense ratio	19.8%	23.2%
Combined ratio (see Table 6)	107.3%	121.6%
Return on equity	0.5%	(4.7)%
Loss per common share, basic and diluted	$—	$(0.05)
Book value per common share, basic and diluted	$2.03	$2.20
Atlas’ combined ratio for the three month period ended March 31, 2012 was 107.3%, compared to 121.6% for the three month period ended March 31, 2011 and 169.7% for the three month period ended December 31, 2011. $627 in non-operating expenses in the three month period ended March 31, 2011 had a 7.2% unfavorable impact to the combined ratio for that period. Similarly, $4,344 in non-operating expenses in the three month period ended December 31, 2011 had a 47.9% unfavorable impact to the combined ratio for that period.
As planned, core commercial automobile lines became the most significant component of Atlas’ gross premium written as a result of the strategic focus on these core lines of business coupled with positive response from new and existing agents. Gross premium written related to these core commercial lines increased by 62.2% for the three month period ended March 31, 2012 as compared to three month period ended March 31, 2011. As a result, the overall loss ratio for the three month period ended March 31, 2012 improved to 71.0% compared to 78.2% in the three month period ended March 31, 2011 and 92.5% for the three month period ended December 31, 2011. The $1,800 reserve strengthening charge in the fourth quarter of 2011 related to pre-Atlas periods added 19.8% to the loss ratio in the three month period ended December 31, 2011.

Investment performance and other income generated $752 of income for the three month period ended March 31, 2012, of which $28 is realized gains. This resulted in a 2.4% annualized yield for the three month period ended March 31, 2012. Cash and invested assets were $118,490 as at the period ended March 31, 2012 and were $9,391 lower than December 31, 2011, resulting primarily from the payment of claim settlements. This reduction in cash and invested assets is in line with expectations.
Overall, Atlas generated net income of $135 for the three month period ended March 31, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in the three month period ended March 31, 2012 was $0.00. This compares to a net loss of $(705) or $(0.05) per common share diluted in three month period ended March 31, 2011 and a loss of $(3,026) or $(0.18) per common share diluted in the three month period ended December 31, 2011.
Book value per common share diluted as at the period ended March 31, 2012 and as at the year ended December 31, 2011 was $2.03, compared to $2.20 as at the period ended March 31, 2011.

II. APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

◦	Fair value and impairment of financial assets

◦	Deferred policy acquisition costs recoverability

◦	Reserve for property-liability insurance claims and claims expense estimation

◦	Deferred tax asset valuation
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
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for bonds and equity securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services through a bank trustee.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than temporary impairment (OTTI) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
Deferred policy acquisition costs - Atlas defers brokers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.
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

III. OPERATING RESULTS
Gross Premium Written
Table 2 Gross premium written by line of business

3 month period ended March 31,	2012	2011	% Change
Commercial automobile	$10,718	$6,609	62.2%
Non-standard automobile	(366)	5,960	(106.1)%
Other	1,402	1,597	(12.2)%
	$11,754	$14,166	(17.0)%

Table 2 above summarizes gross premium written by line of business for the three month periods ended March 31, 2012 and 2011. For the three month period ended March 31, 2012, gross premium written was $11,754 compared to $14,166 in the three month period ended March 31, 2011, and $9,081 in the three month period ended December 31, 2011, representing a 17.0% decrease and 29.4% increase, respectively. The decrease relative to the three month period ended March 31, 2011 is due primarily to the planned exit of the non-standard automobile line of business in 2012. The increase relative to three month period ended December 31, 2011 is the result of Atlas' continued focus on its core lines of business, the expansion into several new states, seasonality, and a generally positive response from both new and existing agents and policyholders to Atlas' value proposition.
Commercial Automobile
The commercial automobile policies we underwrite provide coverage for light weight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policy holders are individual owner or small fleet operators. In the three month period ended March 31, 2012, gross premium written from commercial automobile was $10,718, representing a 62.2% increase relative to three month period ended March 31, 2011 and a 150.1% increase compared to three month period ended December 31, 2011. The cessation of non-standard auto written premium allowed Atlas to focus its resources on its core line of business. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 91.2% of gross premium written in the three month period ended March 31, 2012 compared to 46.7% during the three month period ended March 31, 2011 and 47.2% in the three month period ended December 31, 2011.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the NAIC. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this historically profitable industry segment.
Because there are a limited number of competitors specializing in these lines of business, management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic agent relationships are important to ensure efficient distribution.
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
Consistent with Atlas’ focus on commercial automobile insurance, Atlas has transitioned away from the non-standard auto line in 2012. Atlas ceased renewals of policies of this type in 2011, allowing surplus and resources to be devoted to the expected growth of the commercial automobile business. The negative written premium reflects policies canceled mid-term.
Other
This line of business is primarily comprised of Atlas’ surety business, which is 100% reinsured.
Geographic Concentration
Table 3 Gross premium written by state

3 month period ended March 31,	2012		2011
Illinois	$5,564	47.3%	$10,223	72.2%
Indiana	12	0.1%	1,189	8.4%
Michigan	1,891	16.1%	946	6.7%
New York	1,516	12.9%	801	5.7%
Minnesota	455	3.9%	537	3.8%
Georgia	496	4.2%	—	—%
Virginia	350	3.0%	(34)	-0.2%
Other	1,470	12.5%	504	3.6%
Total	$11,754	100.0%	$14,166	100.0%
As illustrated by the data in Table 3 above, 47.3% of Atlas’ gross premium written three month period ended March 31, 2012 came from the state of Illinois and 76.3% came from the three states currently producing the most year-to-date premium volume

(Illinois, New York and Michigan), as compared to 87.2% (Illinois, Indiana, Michigan) in the three month period ended March 31, 2011 and 74.6% (Illinois, Minnesota and Michigan) in the three month period ended December 31, 2011. Further, in the three month period ended March 31, 2012, Atlas made significant inroads in states such as Georgia and Virginia, in which Atlas had very little presence in 2011. Atlas is committed to diversifying geographically by expanding in new areas of the country, leveraging experience, historical data and research. Atlas anticipates its premiums will continue diversifying geographically throughout the year.
The decline of written premium for the three month period ended March 31, 2012 versus the three month period ended March 31, 2011 in Illinois and Indiana is primarily attributable to Atlas’ exiting the non-standard automobile insurance lines. The majority of the 2011 non-standard automobile written premium came from those two states.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written decreased 12.5% to $1,533 for the three month period ended March 31, 2012 compared with $1,751 for the three month period ended March 31, 2011, and decreased 1.0% from $1,549 for three month period ended December 31, 2011. The quarter over quarter decrease is correlated to the reduction of Atlas’ surety gross premium written.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written decreased 17.7% to $10,221 for three month period ended March 31, 2012 compared with $12,415 for the three month period ended March 31, 2011 and increased 35.7% versus the three month period ended December 31, 2011. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $8,309 in the three month period ended March 31, 2012, a 5.7% decrease compared with $8,809 in the three month period ended March 31, 2011 and an 8.5% decrease versus the three month period ended December 31, 2011. The decrease in net premiums earned is attributable to the written premium decline related to the transition away from non-standard automobile insurance and other non-core lines of business in early 2012. Policy periods in Atlas’ core lines of business are typically twelve months. Net earned premiums on our core lines were $5,131 in the three month period ended March 31, 2012, a 39.7% increase compared with $3,673 in the three month period ended March 31, 2011 and a 16.8% increase versus the three month period ended December 31, 2011.
Claims Incurred
The loss ratio relating to the claims incurred in the three month period ended March 31, 2012 was 71.0% compared to 78.2% in the three month period ended March 31, 2011 and 92.5% for the three month period ended December 31, 2011. A $1,800 reserve strengthening adjustment made in the fourth quarter 2011 unfavorably impacted the fourth quarter 2011 loss ratio by 19.8%. The change in loss ratios is attributable to the increased composition of commercial auto as a percentage of the total written premium. Atlas has extensive experience and expertise with respect to underwriting and claims management in this specialty area of insurance and expects the loss ratio to continue decreasing. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $1,374 in the three month period ended March 31, 2012 or 16.5% of net premium earned, as compared to 20.2% in the three month period ended March 31, 2011 and 21.5% in the three month period ended December 31, 2011. This ratio has declined due to the shift away from non-standard automobile insurance which carries higher commission rates.
Other Underwriting Expenses
The other underwriting expense ratio was 19.8% in the three month period ended March 31, 2012 compared to 23.2% in the three month period ended March 31, 2011 and 55.7% in the three month period ended December 31, 2011. A settlement charge related to the American Country Pension Plan of $2,544 was within other underwriting expenses in the fourth quarter of 2011, which had a 28.0% unfavorable impact to the other underwriting expense ratio. Atlas incurred additional expenses of approximately $627 in the three month period ended March 31, 2011 that are deemed non-recurring. These items are highlighted in the table below:

Table 4 2011 Non-recurring Expenses

Expense Item	Description	Non-recurring Expense
Licenses, taxes and assessments	Amounts paid in Q1 2011	$198
Professional fees	Legal and Accounting fees	121
Salary and benefits	Q1 staff reduction impacts	174
EDP expense	Decommissioning software expenses previously capitalized	84
Occupancy/Miscellaneous expense	Straight-line lease adjustment	50
Total non-recurring expenses		$627
The above expenses were incurred in connection with the Atlas going public transaction along with related infrastructure changes and unfavorably impacted the other underwriting expense ratio by 7.1% in the three month period ended March 31, 2011.
Net Investment Income
Table 5 Investment Results

3 month period ended March 31,	2012	2011
Average securities at cost (including cash)	$105,012	$160,506
Interest income after expenses	607	999
Percent earned on average investments (annualized)	2.3%	2.5%
Net realized gains	$28	$434
Total investment income	635	1,433
Total realized yield (annualized)	2.4%	3.6%
Investment income (excluding net realized gains) decreased by 39.2% to $607 in the three month period ended March 31, 2012, compared to $999 in the three month period ended March 31, 2011, and decreased by 3.3% from $628 for the three month period ended December 31, 2011. These amounts are primarily comprised of interest income. This decrease correlates with a similar decline in the average securities held. The annualized realized yield on invested assets (including net realized gains of $28) in the three month period ended March 31, 2012 decreased to 2.4% as compared with 3.6% in three month period ended March 31, 2011 and decreased compared to 5.5% for the three month period ended December 31, 2011. This is primarily due to the relative lack of realized gains during the three month period ended March 31, 2012 versus those periods.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended March 31, 2012 were $28 compared to $434 in the three month period ended March 31, 2011 and $1,389 during the three month period ended December 31, 2011. These gains were the result of management's decision to sell certain securities consistent with the Company's liquidity needs and expected duration of claim payment triangles during favorable market conditions in 2011.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the three month period ended March 31, 2012 of $117 compared to expense of $232 for three month period ended March 31, 2011 and $120 in the three month period ended December 31, 2011. Miscellaneous income in 2012 is primarily comprised of rental income from the corporate headquarters in Elk Grove Village, Illinois.
Combined Ratio
Atlas’ combined ratio for the three month periods ended March 31, 2012 and 2011 are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Table 6 Combined Ratios

3 month period ended March 31,	2012	2011
Net premium earned	$8,310	$8,809
Underwriting expenses *	8,927	10,716
Combined ratio	107.3%	121.6%
*Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Underwriting expenses in the three month period ended March 31, 2011 included non-recurring expenses incurred of $627 ($414 net of tax) related to the reverse merger transaction costs and restructuring as itemized in Table 4. These non-operating expenses had an unfavorable impact of 7.2% on the Company's combined ratio in the three month period ended March 31, 2011.
The combined ratio for the three month period ended December 31, 2011 was 169.7%, which included non-operating expenses of $2,544 ($1,755 net of tax) upon settlement of the American Country Pension Plan and $1,800 ($1,188 net of tax) fourth quarter reserve strengthening charge related to pre-Atlas periods. Together, these items unfavorably impacted the combined ratio in the three month period ended December 31, 2011 by 47.9%.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $135 in the three month period ended March 31, 2012, compared to a loss before tax of $705 in three month period ended March 31, 2011 and a loss before income taxes of $4,188 in the three month period ended December 31, 2011.
Income Tax Benefit
Atlas recognized no tax expense or benefit in the three month period ended March 31, 2012 and no tax expense or benefit in the three month period ended March 31, 2011. This compares to a tax benefit of $1,163 in the fourth quarter 2011, consistent with operating losses. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax losses provided for the three month periods ended March 31, 2012 and 2011:
Table 7 Income tax benefit reconciliation

3 month period ended March 31,	2012		2011
	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$46	34.0%	$(240)	34.0%
Valuation allowance	(48)	(35.5)%	239	(33.9)%
Nondeductible expenses	4	3.0%	—	—%
Other	(2)	(1.5)%	1	(0.1)%
Total	$—	—%	$—	—%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future.
Net Income/Loss and Income/Loss per Common Share
Atlas earned $135 during the three month period ended March 31, 2012 compared to net losses of $705 during the three month period ended March 31, 2011 and losses of $3,026 for the three month period ended December 31, 2011. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in the three month period ended March 31, 2012 was $0.00 versus a loss per common share of $0.05 in three month period ended March 31, 2011 and a loss per common share of $(0.18) in the three month period ended December 31, 2011.
The $627 in non-recurring expenses incurred had an unfavorable impact of $0.05 on loss per common share in the three month period ended March 31, 2011. Similarly, the combination of the one-time $2,544 ($1,755 net of tax) non-cash charge upon settlement of the American Country Pension Plan and the $1,800 ($1,188 net of tax) fourth quarter reserve strengthening, had an unfavorable impact of $0.18 on loss per common share in the three month period ended December 31, 2011.
There were 18,432,758 weighted average common shares outstanding as at the period ended March 31, 2012 used to compute basic loss per share, and 18,432,758 used to compute diluted loss per share. There were 18,368,483 common shares as at the period ended March 31, 2011 used to compute both basic and dilutive loss per common share, and 18,376,887 common shares used to compute basic and diluted loss per common share for the three month period ended December 31, 2011.
Book Value per Common Share
Book value per common share was $2.03 as at the period ended March 31, 2012, $2.20 as at the period ended March 31, 2011, and $2.03 as at the year ended December 31, 2011.

IV. FINANCIAL CONDITION

Table 8 Consolidated Statements of Financial Condition

($ in thousands, except par values)

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $106,563 and $101,473)	$108,422	$103,491
Equity securities, at fair value (cost $994)	1,356	1,141
Total Investments	109,778	104,632
Cash and cash equivalents	8,712	23,249
Accrued investment income	839	586
Accounts receivable and other assets (Net of allowance of $4,401 and $4,254)	12,191	9,579
Reinsurance recoverables, net	8,405	8,044
Prepaid reinsurance premiums	2,104	2,214
Deferred policy acquisition costs	2,788	3,020
Deferred tax asset, net	6,756	6,775
Software and office equipment, net	518	440
Assets held for sale	13,634	13,634
Total Assets	$165,725	$172,173

Liabilities
Claims liabilities	$83,902	$91,643
Unearned premiums	17,493	15,691
Due to reinsurers and other insurers	5,274	5,701
Other liabilities and accrued expenses	2,598	2,884
Total Liabilities	$109,267	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,628,292 shares issued and outstanding at March 31, 2012 and 4,625,526 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at March 31, 2012 and December 31, 2011	14	14
Additional paid-in capital	152,684	152,652
Retained deficit	(115,706)	(115,841)
Accumulated other comprehensive income, net of tax	1,462	1,425
Total Shareholders’ Equity	$56,458	$56,254
Total Liabilities and Shareholders’ Equity	$165,725	$172,173

Investments
Investments Overview and Strategy
Atlas aligns its securities portfolio to support the liabilities and operating cash needs of the insurance subsidiaries, to preserve capital and to generate investment returns. Atlas invests predominantly in corporate and government bonds with relatively short durations that correlate with the payout patterns of Atlas’ claims liabilities. A third-party investment management firm manages Atlas’ investment portfolio pursuant to the Company’s investment policies and guidelines as approved by its Board of Directors. Atlas monitors the third-party investment manager’s performance and its compliance with both its mandate and Atlas’ investment policies and guidelines.
Atlas’ investment guidelines stress the preservation of capital, market liquidity to support payment of liabilities and the diversification of risk. With respect to fixed income securities, Atlas generally purchases securities with the expectation of holding them to their maturities; however, the securities are available for sale if liquidity needs arise.
Portfolio Composition
Atlas held securities with a fair value of $109,778 as at the period ended March 31, 2012, which was comprised primarily of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The following table summarizes the fair value of the securities portfolio, including cash and cash equivalents, as at the dates indicated.
Table 9 Fair value of securities portfolio

As at March 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$43,514	$796	$34	$44,276
	- Corporate	38,446	907	77	39,276
	- Commercial mortgage backed	19,947	221	45	20,123
	- Other asset backed	4,656	97	6	4,747
Total Fixed Income		$106,563	$2,021	$162	$108,422
Equities		994	362	—	1,356
Totals		$107,557	$2,383	$162	$109,778

As at December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio excluding cash and cash equivalents at the dates indicated.
Table 10 Fair value of fixed income securities by contractual maturity date

As at:	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Due in less than one year	$21,378	19.7%	$29,407	28.4%
Due in one through five years	27,669	25.5%	27,317	26.4%
Due after five through ten years	15,657	14.4%	10,242	9.9%
Due after ten years	43,718	40.4%	36,525	35.3%
Total	$108,422	100.0%	$103,491	100.0%
As at the period ended March 31, 2012, 59.6% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.24 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.

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
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 94.1% rated ‘A’ or better as at the period ended March 31, 2012 compared to 95.3% as at the year ended December 31, 2011.
Table 11 Credit ratings of fixed income securities portfolio

As at:	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$58,151	53.6%	$54,717	52.9%
AA/Aa	19,488	18.0%	21,567	20.8%
A/A	24,381	22.5%	22,380	21.6%
BBB/Baa	6,402	5.9%	4,827	4.7%
Total Securities	$108,422	100.0%	$103,491	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the three month period ended March 31, 2012, the three month period ended March 31, 2011 or the three month period ended December 31, 2011.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio as at the period ended March 31, 2012, as at the period ended March 31, 2011, or as at the year ended December 31, 2011.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as at the period ended March 31, 2012, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $533. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $533.
A 100 basis point increase would have also decreased other comprehensive income by approximately $3,901 due to “mark-to-market” requirement; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.

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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $8,405 recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as at the period ended March 31, 2012 as compared to $8,044 as at the year ended December 31, 2011.
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
Deferred Tax Asset
Table 12 Components of Deferred Tax

As at period ended:	March 31, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$2,973	$3,004
Loss carry-forwards	15,465	15,558
Bad debts	1,302	1,297
Other	1,365	1,338
Valuation Allowance	(12,314)	(12,361)
Total gross deferred tax assets	$8,791	$8,836

Deferred tax liabilities:
Investment securities	$759	$740
Deferred policy acquisition costs	948	1,027
Other	328	294
Total gross deferred tax liabilities	$2,035	$2,061
Net deferred tax assets	$6,756	$6,775
Atlas established a valuation allowance of approximately $12,314 and $12,361 for its gross future deferred tax assets as at the period ended March 31, 2012 and as at the year ended December 31, 2011, respectively.
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
Atlas has the following total net operating loss carry-forwards as at the period ended March 31, 2012:

Table 13 Net operating loss carry-forward by expiry

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,605
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
Total		$45,487
Assets Held for Sale
As at March 31, 2012 and December 31, 2011, Atlas had three properties held for sale with an aggregate carrying value of $13,634, including its headquarters building in Elk Grove Village, Illinois.
On April 6, 2012, Atlas entered into a definitive sale and purchase agreement related to the headquarters building in Elk Grove Village.  Proceeds from this cash transaction, net of costs and fees at closing, are expected to be slightly higher than the asset value of the property and related leasehold improvements recorded as held for sale at March 31, 2012 ($13,468).  Atlas will remain in the building as a tenant.  The transaction is scheduled to close in second quarter 2012 subject to the terms of the agreement.
The other two properties, which are still for sale, and listed for amounts greater than carried values, are located in Alabama. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as at the period ended March 31, 2012 and as at the year ended December 31, 2011. The provision for unpaid claims decreased by 8.4% to $83,902 as at the period ended March 31, 2012 compared to $91,643 as at the year ended December 31, 2011. During the three month period ended March 31, 2012, case reserves decreased by 2.7% compared to December 31, 2011, while IBNR reserves decreased by 22.0% generally due to the reporting of claims related to prior accident years and case reserve changes, which are consistent with management’s expectations.
Table 14 Provision for unpaid claims by type - gross

As at:	March 31, 2012	December 31, 2011	QTD% Change
Case reserves	$62,544	$64,276	(2.7)%
IBNR	21,358	27,367	(22.0)%
Total	$83,902	$91,643	(8.4)%
Table 15 Provision for unpaid claims by line of business – gross

As at:	March 31, 2012	December 31, 2011	QTD% Change
Non-standard auto	$15,656	$18,175	(13.9)%
Commercial auto	59,482	64,881	(8.3)%
Other	8,764	8,587	2.1%
Total	$83,902	$91,643	(8.4)%
Table 16 Provision for unpaid claims by line of business - net of reinsurance recoverables

As at year ended December 31,	March 31, 2012	December 31, 2011	QTD% Change
Non-standard Auto	$15,656	$18,175	(13.9)%
Commercial Auto	57,108	62,497	(8.6)%
Other	3,057	3,146	(2.8)%
Total	$75,821	$83,818	(9.5)%
The reduction of the provision for unpaid claims is consistent with the change in written premium in prior years. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.
The financial statements are presented on a calendar year basis for all data. Claims payments and changes in reserves, however, may be made on accidents that occurred in prior years, not on business that is currently insured. Calendar year losses consist of payments and reserve changes that have been recorded in the financial statements during the applicable reporting period, without regard to the period in which the accident occurred. Calendar year results do not change after the end of the applicable reporting period, even as new claim information develops. Calendar year information is presented in Note 9 to the unaudited condensed consolidated financial statements and shows the claims activity and impact on income for changes in estimates of unpaid claims. Accident year losses consist of payments and reserve changes that are assigned to the period in which the accident occurred. Accident year results will change over time as the estimates of losses change due to payments and reserve changes for all accidents that occurred during that period.
Due to Reinsurers
The decrease in due to reinsurers is consistent with the payout patterns of the underlying claims liabilities.
Off-balance sheet arrangements
Atlas has no material off-balance sheet arrangements.
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the three month periods ended March 31, 2012 and 2011:
Table 17 Changes in Shareholders' Equity

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					135		135
Other Comprehensive Income						37	37
Share-based compensation				28			28
Stock options exercised				4			4
Balance March 31, 2012	$18,000	$4	$14	$152,684	$(115,706)	$1,462	$56,458

Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(705)		(705)
Other comprehensive loss						(916)	(916)
Share-based compensation				28			28
Stock options exercised				16			16
Balance March 31, 2011	$18,000	$4	$14	$152,510	$(114,076)	$2,140	$58,592
As of May 1, 2012, there are 4,628,292 ordinary voting common shares, 13,804,861 restricted voting common shares and 18,000,000 preferred shares issued and outstanding.
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
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway, or its affiliated entities. In the event that such shares ceased to be beneficially owned or controlled by Kingsway, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting shares on a one-to-one basis.
Preferred shares are not entitled to vote and are beneficially owned or controlled by Kingsway. They accrue dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. Upon liquidation, dissolution or winding-up of Atlas, holders of preferred shares receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date that is after December 31, 2015, the fifth year after issuance at the rate of 0.3808 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of US$1.00 per share plus accrued and unpaid dividends commencing at the earlier of December 31, 2012, two years from issuance date, or the date at which Kingsway's beneficial interest is less than 10%.
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1,010 as at the period ended March 31, 2012. The accumulation of these dividends has an unfavorable impact on book value per share of $0.06 as at the period ended March 31, 2012 and an unfavorable impact to earnings per share of $0.01 for the three month period ended March 31, 2012.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at March 31, 2012, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations.
Atlas currently has no material commitments for capital expenditures.
Capital Requirements
In the United States, a RBC formula is used by the NAIC to identify P&C insurance companies that may not be adequately capitalized. The NAIC requires capital and surplus not fall below 200% of the authorized control level. As of December 31, 2011 (when the last annual calculation was performed), the insurance subsidiaries are well above the required risk based capital levels, with risk based capital ratios based on the unaudited statutory financial statements of 592.5% and 803.4% for American Country and American Service, respectively, and have estimated aggregate capital in excess of the 200% level of approximately $36,402.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as at the period ended March 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:
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

Item 1A.	Risk Factors:
Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2011 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as amended.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of securities during the three month period ended March 31, 2012 or the year ended December 31, 2011.
Item 3.     DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
Item 5.     OTHER INFORMATION
None.

Item 6.	EXHIBITS

Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Item 101 - Interactive Data Files
101
The following materials from the Atlas Financial Holdings, Inc. Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer