Form 10-K/A
period 2011-12-31
Atlas Financial Holdings, Inc.
filed 2012-06-01
CIK 1539894

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Part I
Explanatory Note:
Atlas Financial Holdings, Inc. (“Atlas” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2012.

We are filing this Amendment No. 2 in response to a comment letter received from the SEC (the “Comment Letter”).  The following sections of the Original Filing were revised:

Item 8. Financial Statements and Supplementary Data (Note 14 only)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We also corrected the cover page to reflect that our securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 rather than Section 12(b). No revisions were made which impacted the financial statements, earnings per share or book value per share.

Except as described above, no other changes have been made to Amendment No. 1 of the Original Form 10-K Filing. This Amendment No. 2 continues to be as of the date of the Original Form 10-K Filing. Unless otherwise noted, this Amendment does not reflect events occurring after the filing of the Original Form 10-K Filing or modify or update those disclosures, including the exhibits to the Original Form 10-K Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K Filing, including any amendments to those filings.

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
For the year ended December 31, 2011 and 2010, Atlas incurred $2,279 and $4,463, respectively, in commissions to Avalon Risk Management, Inc. (“Avalon”). In the year ended December 31, 2011 and 2010, Atlas also incurred expenses of $137 and $125 respectively, for marketing services performed by Avalon. Avalon was a KFSI subsidiary through October 2009, and has certain investors and directors in common with Atlas. Avalon acts as a program manager for a surety program primarily consisting of U.S. Customs bonds. In this capacity they are responsible for coordinating marketing, customer service and claim handling for the surety bonds written under this agreement. This program is 100% reinsured by an unrelated third party.
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

/s/ Johnson Lambert & Co. LLP

Arlington Heights, Illinois
March 26, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no changes in or disagreements with our independent accountants since our Board of Directors’ June 20, 2011 appointment, based upon the recommendation of our Audit Committee, of Johnson Lambert & Co. LLP as Atlas’ independent auditors for the year ended December 31, 2011, replacing KPMG LLP as our independent auditors.
KPMG LLP was discharged on June 20, 2011. KPMG LLP had not issued a report in the last two fiscal years containing a disclaimer or adverse opinion, or that was qualified or modified.
We have not consulted Johnson Lambert & Co LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; nor the type of audit opinion that might be rendered on our financial statements. They have not provided a written report to us nor oral advice which was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. They also have not been consulted on any matter that was either the subject of a disagreement or a reportable event since they were appointed.
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