Form 10-K/A
period 2011-12-31
Atlas Financial Holdings, Inc.
filed 2012-06-26
CIK 1539894

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

Part I
Explanatory Note:
Atlas Financial Holdings, Inc. (“Atlas” or the “Company”) is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2012.

We are filing this Amendment No. 3 in response to a comment letter received from the SEC (the “Comment Letter”).  The following sections of the Original Filing were revised:

Item 8. Financial Statements and Supplementary Data (Note 1 only)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pursuant to Item 304 of Regulation S-K, we are also filing, as exhibit 16, a letter from our former independent registered public accounting firm confirming their agreement with the disclosures made in Item 9 of this report. No revisions were made which impacted the financial statements, earnings per share or book value per share.

Except as described above, no other changes have been made to Amendment No. 2 of the Original Form 10-K Filing. This Amendment No. 3 continues to be as of the date of the Original Form 10-K Filing. Unless otherwise noted, this Amendment does not reflect events occurring after the filing of the Original Form 10-K Filing or modify or update those disclosures, including the exhibits to the Original Form 10-K Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K Filing, including any amendments to those filings.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change generally limits a U.S. corporation’s ability to use its net operating loss carry-forwards attributable to the period prior to the change. Both the insurance subsidiaries experienced ownership changes in connection with the private placement and reverse merger transaction completed in the last quarter of 2010, such that the use of their net operating loss carry-forwards will be subject to limitation.  In addition, the amounts of any pre-

transaction net operating losses of the insurance subsidiaries and tax basis that may be available for use by the insurance subsidiaries following the reverse merger transaction are limited and dependent on tax elections to be taken on a tax return of the insurance subsidiaries’ former parent. The Company’s former parent controls the determination of which elections are made and the extent to which the elections will impact the net operating losses and tax attributes of the insurance subsidiaries for net operating losses and tax attributes generated in periods through December 31, 2010.  The Company will not be compensated to the extent the net operating losses and tax attributes are reduced or otherwise unfavorably adjusted due to changes and elections in the former parent’s 2010 and prior tax filings.

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
Premiums receivable are shown net of bad debt allowance of $4,254 and $4,212 at December 31, 2011 and December 31, 2010, respectively. Bad debt expense of $248 and $2,766 was incurred in the years ended December 31, 2011 and December 31, 2010, respectively. Atlas' allowance for bad debt primarily relates to a single agent. Settlement proceedings with this agent were ongoing as of December 31, 2011. The entire receivable balance from this agency was fully reserved as of December 31, 2011. A settlement executed in April 2012, which resulted in a minor recovery of previously reserved amounts, will be reflected in Atlas' financial statements for the six month period ended June 30, 2012.
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
KPMG LLP was discharged on June 20, 2011. KPMG LLP had not issued a report in the last two fiscal years containing a disclaimer or adverse opinion, or that was qualified or modified. We had no disagreements with KPMG at any time during their tenure as our independent accountant as to a matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in their report, nor have there been any reportable events.
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
June 25, 2012
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	June 25, 2012
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	June 25, 2012
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	June 25, 2012
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	June 25, 2012
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	June 25, 2012

Schedule II – Condensed Financial Information of Registrant
Statements of Comprehensive Income

($ in thousands)	Year ended December 31,
	2011	2010
Other underwriting expenses	$(55)	$—
Underwriting income	55	—
Income before income tax benefit	55	—
Income tax benefit	(1,137)	(20,628)
Income before equity in net income of subsidiaries	$1,192	$20,628
Equity in net loss of subsidiaries	(3,662)	(42,440)
Net loss	$(2,470)	$(21,812)

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in thousands)	December 31,
	2011	2010
Assets
Investments
Cash and cash equivalents	$15	$2
Securities	—	—
Total Investments	15	2
Other Assets	52	—
Deferred tax asset	64	—
Investment in subsidiaries	56,123	60,338
Total Assets	$56,254	$60,340

Liabilities
Accounts payable and accrued liabilities	$—	$171
Total Liabilities	$—	$171

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,625,526 shares issued and outstanding at December 31, 2011 and 4,553,502 at December 31, 2010	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at December31, 2011 and December 31, 2010	14	14
Additional paid-in capital	152,652	152,466
Retained deficit	(115,841)	(113,371)
Accumulated other comprehensive income, net of tax	1,425	3,056
Total Shareholders’ Equity	$56,254	$60,169
Total Liabilities and Shareholders’ Equity	$56,254	$60,340

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