Form 10-Q/A
period 2012-03-31
Atlas Financial Holdings, Inc.
filed 2012-06-26
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO AMENDMENT #1 TO QUARTERLY REPORT ON FORM 10-Q/A
March 31, 2012

Explanatory Note:
Atlas Financial Holdings, Inc. (“Atlas” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Form 10-Q Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2012.

We are filing this Amendment No. 1 in response to a comment letter received from the SEC (the “Comment Letter”).  The only change made was an expansion of disclosure in Note 5 ("Financial and Credit Risk Management") of the financial statements.

Except as described above, no other changes have been made to the Original Form 10-Q Filing. This Amendment No. 1 continues to be as of the date of the Original Form 10-Q Filing. Unless otherwise noted, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q Filing or modify or update those disclosures, including the exhibits to the Original Form 10-Q Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q Filing, including any amendments to those filings.

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
Atlas' allowance for bad debt as of March 31, 2012 primarily relates to a single agent. Settlement proceedings with this agent were ongoing as of March 31, 2012. The entire receivable balance from this agency was fully reserved as of March 31, 2012. A settlement executed in April 2012, which resulted in a minor recovery of previously reserved amounts, will be reflected in Atlas' financial statements for the six month period ended June 30, 2012.
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

Date: June 25, 2012	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer