Form 10-Q
period 2012-06-30
Atlas Financial Holdings, Inc.
filed 2012-08-13
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period year ended:	COMMISSION FILE NUMBER:
June 30, 2012	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.001 par value per share	TSX Venture Exchange

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

There were 18,433,153 shares of the Registrant's common stock outstanding as of August 1, 2012 of which 4,628,292 shares as of August 1, 2012 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, and those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except par values)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $102,109 and $101,473)	$104,622	$103,491
Equity securities, at fair value (cost $994)	1,327	1,141
Total Investments	105,949	104,632
Cash and cash equivalents	17,592	23,249
Accrued investment income	626	586
Accounts receivable and other assets (Net of allowance of $606 and $4,254)	14,764	9,579
Reinsurance recoverables, net	8,545	8,044
Prepaid reinsurance premiums	1,961	2,214
Deferred policy acquisition costs	2,781	3,020
Deferred tax asset, net	6,544	6,775
Software and office equipment, net	1,008	440
Assets held for sale	166	13,634
Total Assets	$159,936	$172,173

Liabilities
Claims liabilities	$77,350	$91,643
Unearned premiums	17,612	15,691
Due to reinsurers and other insurers	4,843	5,701
Other liabilities and accrued expenses	3,100	2,884
Total Liabilities	$102,905	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,628,292 shares issued and outstanding at June 30, 2012 and 4,625,526 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at June 30, 2012 and December 31, 2011	14	14
Additional paid-in capital	152,713	152,652
Retained deficit	(115,576)	(115,841)
Accumulated other comprehensive income, net of tax	1,876	1,425
Total Shareholders’ Equity	$57,031	$56,254
Total Liabilities and Shareholders’ Equity	$159,936	$172,173

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net premiums earned	$7,552	$9,062	$15,861	$17,871
Net claims incurred	5,408	6,723	11,312	13,612
Acquisition costs	1,395	1,844	2,768	3,623
Other underwriting expenses	1,617	1,773	3,267	3,821
Underwriting loss	(868)	(1,278)	(1,486)	(3,185)
Net investment income	657	934	1,265	1,933
Net investment gains	291	417	319	850
Other income (expense), net	50	120	167	(110)
Income (loss) from operations before income tax (benefit)/expense	$130	$193	$265	$(512)
Income tax expense	—	—	—	—
Net income (loss) attributable to Atlas	$130	$193	$265	$(512)

Other comprehensive loss related to Available for Sale Securities:
Changes in net unrealized gains (losses)	$798	$520	$1,024	$139
Reclassification to income of net gains	(174)	(368)	(344)	(903)
Effect of income tax	(210)	—	(229)	—
Other comprehensive income/(loss) for the period	$414	$152	$451	$(764)
Total comprehensive income/(loss)	$544	$345	$716	$(1,276)

Basic weighted average common shares outstanding	18,433,153	18,374,066	18,435,296	18,371,386
Loss per common share, basic	$—	$—	$(0.01)	$(0.05)
Diluted weighted average common shares outstanding	18,433,153	18,374,066	18,435,296	18,371,386
Loss per common share, diluted	$—	$—	$(0.01)	$(0.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)
	Six Month Periods Ended
	June 30, 2012	June 30, 2011
Operating Activities
Net income/(loss)	$265	$(512)
Adjustments to reconcile net loss to net cash used by operating activities:
Adjustments for non-cash items	315	581
Changes in other operating assets and liabilities	(4,162)	(456)
Changes in net claims liabilities	(14,293)	(20,568)
Net cash flows used in operating activities	(17,875)	(20,955)

Investing activities
Proceeds from sale and maturity of investments	31,031	28,937
Purchases of investments	(31,814)	(23,367)
Purchases of property and equipment and other	(345)	(111)
Proceeds from sale of property and equipment	13,342	1,983
Net cash flows provided by investing activities	12,214	7,442

Financing activities
Options Exercised	4	16
Net cash flows provided by financing activities	4	16
Net decrease in cash and cash equivalents	(5,657)	(13,497)
Cash and cash equivalents, beginning of period	23,249	19,037
Cash and cash equivalents, end of period	$17,592	$5,540

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
($ in thousands)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(512)		(512)
Other comprehensive loss						(764)	(764)
Share-based compensation				57			57
Stock options exercised				16			16
Balance June 30, 2011	$18,000	$4	$14	$152,539	$(113,883)	$2,292	$58,966

Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					265		265
Other Comprehensive Income						451	451
Share-based compensation				57			57
Stock options exercised				4			4
Balance June 30, 2012	$18,000	$4	$14	$152,713	$(115,576)	$1,876	$57,031

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
2. NEW ACCOUNTING STANDARDS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct−response advertising accounting criteria are met. The new guidance became effective for reporting periods beginning after December 15, 2011. Atlas' previous policy for accounting for acquisition costs was already consistent with this guidance. Therefore the adoption of this guidance in the three and six month periods ended June 30, 2012 did not have an impact on our financial statements.
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

3. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share for the three and six month periods ended June 30, 2012 and June 30, 2011 is as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income/(loss) attributable to Atlas	$130	$193	$265	$(512)
Less: Preferred share dividends	202	202	402	402
Net loss attributable to common shareholders	(72)	(9)	(137)	(914)
Basic:
Weighted average common shares outstanding	18,433,153	18,374,066	18,435,296	18,371,386
Basic loss per common share	$—	$—	$(0.01)	$(0.05)
Diluted:
Weighted average common shares outstanding	18,433,153	18,374,066	18,435,296	18,371,386
Dilutive potential ordinary shares	—	—	—	—
Dilutive average common shares outstanding	18,433,153	18,374,066	18,435,296	18,371,386
Dilutive loss per common share	$—	$—	$(0.01)	$(0.05)
For 2012 and 2011, basic loss per common share has been computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.
Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method. Atlas’ dilutive potential common shares consist of outstanding stock options and warrants to purchase ordinary voting common shares. The effects of options and warrants to issue ordinary voting common shares are excluded from the computation of diluted loss per share in periods in which the effect would be anti-dilutive. For both the three and six month periods ended June 30, 2012 and June 30, 2011, potential ordinary voting common shares were anti-dilutive due to the net loss attributable to common shareholders.
4. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments are as follows:

June 30, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income:
U.S.	- Government	$36,213	$955	$2	$37,166
	- Corporate	40,690	1,115	—	41,805
	- Commercial mortgage backed	20,710	346	15	21,041
	- Other asset backed	4,496	117	3	4,610
Total Fixed Income		$102,109	$2,533	$20	$104,622
Equities		994	333	—	1,327
Totals		$103,103	$2,866	$20	$105,949

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As at the period ended June 30, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$20,359	$22,035	$18,177	$44,051	$104,622
Percentage of total	19.5%	21.1%	17.4%	42.0%	100.0%

As at the year ended December 31, 2011	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$29,407	$27,317	$10,242	$36,525	$103,491
Percentage of total	28.4%	26.4%	9.9%	35.3%	100.0%
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
There were no impairments recorded in the three month period ended June 30, 2012 or the year ended December 31, 2011 as a result of the above analysis performed by management to determine declines in fair value that may be other than temporary. All securities in an unrealized loss position as at the period ended June 30, 2012 and as at the year ended December 31, 2011 have been in said position for less than 12 months.
The following table summarizes the components of net investment income for the three month periods ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Total investment income
Interest (from fixed income securities)	$744	$1,038
Investment expenses	(87)	(104)
Net investment income	$657	$934
Collateral pledged:
As at the period ended June 30, 2012, bonds and term deposits with a fair value of $9,783 were on deposit with state and provincial regulatory authorities, versus $11,843 as at the year ended December 31, 2011. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As at the period ended June 30, 2012, the amount of such pledged securities was $11,596 versus $10,396 at December 31, 2011. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
Atlas' allowance for bad debt as at the year ended December 31, 2011 primarily related to a single agent. Settlement proceedings with this agent were executed in April 2012, and resulted in a minor recovery of previously fully reserved amounts. As a result, in the three month periods ended June 30, 2012 and 2011, Atlas recognized $79 in income from the settlement of bad debts (substantially related to the aforementioned agent) and $35 of bad debt expense, respectively.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the three month period ended June 30, 2012 and as at the year ended December 31, 2011:

June 30, 2012	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$9,727	$94,895	$—	$104,622
Equities	1,327	—	—	1,327
Totals	$11,054	$94,895	$—	$105,949

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$13,363	$90,128	$—	$103,491
Equities	1,141	—	—	1,141
Totals	$14,504	$90,128	$—	$104,632
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
Net loss computed under statutory-basis accounting for American Country and American Service were $(2,328) and $(497) respectively for the year ended December 31, 2011 , versus $(1,451) and $(5,351) for the year ended December 31, 2010. Statutory capital and surplus of the insurance subsidiaries was $49,954 and $45,560 at December 31, 2011 and 2010, respectively.
Atlas did not pay any dividends to its common shareholders during the three month period ended June 30, 2012 or in the year ended December 31, 2011, and has no current plans to pay dividends to its common shareholders.

6. INCOME TAXES
The effective tax rate was 0.0% for both of the three month periods ended June 30, 2012 and 2011, respectively, compared to the U.S. statutory income tax rate of 34% as shown below:

	3 months ended				6 months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$44	34.0%	$66	34.0%	$90	34.0%	$(174)	34.0%
Valuation allowance	(44)	(34.0)%	(108)	(56.0)%	(92)	(34.8)%	131	(25.6)%
Nondeductible expenses	1	0.8%	42	22.0%	5	1.9%	43	(8.4)%
Other	(1)	(0.8)%	—	—%	(3)	(1.1)%	—	—%
Total	$—	—%	$—	—%	$—	—%	$—	—%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
Income tax expense consists of the following for the six month period ended June 30, 2012:

	2012	2011
Current tax expense/(benefit)	$—	$—
Deferred tax (benefit)/expense	—	—
Total	$—	$—
The components of deferred income tax assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$2,822	$3,004
Loss carry-forwards	16,520	15,558
Bad debts	101	1,297
Other	1,480	1,338
Valuation Allowance	(12,269)	(12,361)
Total deferred tax assets, net of allowance	$8,654	$8,836

Deferred tax liabilities:
Investment securities	967	740
Deferred policy acquisition costs	946	1,027
Other	197	294
Total gross deferred tax liabilities	$2,110	$2,061
Net deferred tax assets	$6,544	$6,775

Amounts and expiration dates of the operating loss carry forwards as of June 30, 2012 are as follows:

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
2012	2032	2,957
Total		$48,589
Atlas established a valuation allowance of $12,269 and $12,361 for its gross deferred tax assets as at the period ended June 30, 2012 and as at the year ended December 31, 2011, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended June 30, 2012 and 2011. Tax years 2006 through 2011 are subject to examination by the Internal Revenue Service.

7. ASSETS HELD FOR SALE
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas also leased back one floor of the building after the sale for a 5 year term. As at the year ended December 31, 2011, the property was recorded as a component of assets held for sale on Atlas' statement of financial position.
The total sales price of the property, which was paid in cash, amounted to $13,975, less closing costs and related expenses of approximately $633. In connection with the sale, the Company also wrote down an accrual of approximately $792 held for real-estate taxes. Approximately $830 of the sales price was held in escrow for real-estate taxes.
Atlas recognized a gain on the sale of the property of $213, which will be deferred and recognized over the 5 year lease term. In the three month period ended June 30, 2012, Atlas recognized $5 as income.
There are two properties located in Alabama which remain for sale. These properties are listed for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
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
Gross premiums written and ceded premiums, losses and commissions as of and for the three and six month periods ended June 30, 2012 and June 30, 2011 are as follows:

	3 months ended		6 months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross premiums written	$9,242	$7,856	$20,996	$22,022
Ceded premiums written	1,427	1,455	2,960	3,206
Net premiums written	7,815	6,401	18,036	18,816

Ceded premiums earned	$1,570	$1,844	$3,213	$4,166
Ceded losses and loss adjustment expenses	605	787	1,410	202
Ceded commissions	484	685	1,053	1,360

Ceded unpaid losses and loss adjustment expenses	8,153	7,968
Ceded unearned premiums	1,961	2,734
Other amounts due from reinsurers	393	618

9. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2012 and June 30, 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Unpaid claims, beginning of period	$83,902	$119,604	$91,643	$132,579
Less: reinsurance recoverable	8,081	7,077	7,825	6,477
Net beginning unpaid claims reserves	75,821	112,527	83,818	126,102
Incurred related to:
Current year	5,367	6,731	11,165	13,635
Prior years	41	(8)	147	(23)
	5,408	6,723	11,312	13,612
Paid related to:
Current year	2,264	2,335	3,921	4,173
Prior years	9,768	12,872	22,012	31,498
	12,032	15,207	25,933	35,671

Net unpaid claims, end of period	$69,197	$104,043	$69,197	$104,043
Add: reinsurance recoverable	8,153	7,968	8,153	7,968
Unpaid claims, end of period	$77,350	$112,011	$77,350	$112,011
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
10. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the three month periods ended June 30, 2012 and 2011 follows (all prices in Canadian dollars):

	June 30, 2012		June 30, 2011
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	408,325	$1.90	110,600	$1.00
Granted	—	—	369,749	2.00
Exercised	(2,766)	1.00	(15,703)	1.00
Expired	(3,710)	1.00	—	—
Outstanding, end of period	401,849	$1.92	464,646	$1.80
Information about options outstanding at June 30, 2012 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	369,749	184,874
March 18, 2010	March 18, 2020	32,100	32,100
Total		401,849	216,974
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
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the six month periods ended June 30, 2012 and June 30, 2011 respectively, Atlas recognized $57 and $57 in expense, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense associated with the January 18, 2011 grant is $281 as at the period ended June 30, 2012 which will be recognized ratably through the next 2.5 years.
The weighted average exercise price of all the shares exercisable at June 30, 2012 and December 31, 2011 was C$1.85 and the grants have a weighted average remaining life of 8.8 years. The stock options granted on January 18, 2011 have an intrinsic value of $0 as at the period ended June 30, 2012.
Warrants - On November 1, 2010, American Acquisition closed a private placement where it issued 3,983,502 subscription receipts for ordinary voting common shares of Atlas and warrants to purchase 3,983,502 ordinary voting common shares of Atlas for C$2.00 per share in connection with the merger. The subscription receipts were converted to Atlas ordinary voting shares in connection with the merger. All the warrants were still outstanding at June 30, 2012 and expire on December 31, 2013.
Atlas' closing stock price on June 29, 2012 (the last trading day of the quarter) was C$1.50.
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
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2011 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2012. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $57 and $51 for the six months ended June 30, 2012 and 2011, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary voting common shares as an initial participation incentive. Atlas will also pay administrative costs related to this plan. In the six month periods ended June 30, 2012 and June 30, 2011, Atlas incurred costs related to the plan of $26 and $10, respectively.

12. SHARE CAPITAL
The share capital for the common shares:

As at:		June 30, 2012		December 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Ordinary	800,000,000	4,628,292	$4	4,625,526	$4
Restricted	100,000,000	13,804,861	14	13,804,861	14
Total common shares	900,000,000	18,433,153	$18	18,430,387	$18

All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway America Inc., ("Kingsway") a wholly owned subsidiary of Kingsway Financial Services Inc. or other Kingsway subsidiaries. In the event that such shares are disposed of such that Kingsway’s beneficial interest is less than 10% of the issued and outstanding restricted voting common shares, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting common shares.
The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway owned shares are sold to non-affiliates of the Company.
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
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1,212 as at the period ended June 30, 2012.
13. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
Balance, beginning of period	$3,020	$3,804
Acquisition costs deferred	2,529	3,325
Amortization charged to income	2,768	3,623
Balance, end of period	$2,781	$3,506

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
For the six month periods ended June 30, 2012 and June 30, 2011, Atlas incurred $1,031 and $1,255, respectively, in commissions to Avalon Risk Management, Inc. (“Avalon”). In the six month periods ended June 30, 2012 and June 30, 2011, Atlas also incurred expenses of $0 and $48 respectively, for marketing services performed by Avalon. Avalon was a KFSI subsidiary through October 2009, and has certain investors and directors in common with Atlas. Avalon acts as a program manager for a surety program primarily consisting of U.S. Customs bonds. In this capacity they are responsible for coordinating marketing, customer service and claim handling for the surety bonds written under this agreement. This program is 100% reinsured by an unrelated third party.
As at June 30, 2012 and December 31, 2011, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets:

As at:	June 30, 2012	December 31, 2011
Kingsway America, Inc.	$86	$291
Universal Casualty Company	(117)	(500)
Kingsway Amigo Insurance Company	9	(1)
Total	$(22)	$(210)

15. SUBSEQUENT EVENTS
Through August 13, 2012, no material reportable subsequent events have occurred.

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

(All amounts in thousands of US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)

I. CONSOLIDATED PERFORMANCE
Second Quarter 2012 Highlights (Comparisons are to second quarter 2011 unless otherwise noted):

•	Gross written premium increased by 17.6%, which included an increase of 222.6% in our core commercial auto business.

•	Underwriting results improved by $410.

•	The combined ratio improved by 2.6%

•	Net income for the three month period ended June 30, 2012 was $130

•	Basic and diluted loss per common share was $0.00, net of accounting treatment for preferred shares

•	We actively distributed our core products in thirty states during the three month period ended June 30, 2012.

•	Book value per common share diluted on June 30, 2012 was $2.05, compared to $2.03 at March 31, 2012.
The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the for the three and six month periods ended June 30, 2012 and June 30, 2011:
Table 1 Selected financial information

	3 months ended		6 months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross premium written	$9,242	$7,856	$20,996	$22,022
Net premium earned	7,552	9,062	15,861	17,871
Losses on claims	5,408	6,723	11,312	13,612
Acquisition costs	1,395	1,844	2,768	3,623
Other underwriting expenses	1,617	1,773	3,267	3,821
Net underwriting loss	(868)	(1,278)	(1,486)	(3,185)
Net investment and other income	998	1,471	1,751	2,673
Net income/(loss) before tax	130	193	265	(512)
Income tax (benefit) expense	—	—	—	—
Net income/(loss)	$130	$193	$265	$(512)

Key Financial Ratios:
Loss ratio	71.6%	74.2%	71.3%	76.2%
Acquisition cost ratio	18.5%	20.3%	17.5%	20.3%
Other underwriting expense ratio	21.4%	19.6%	20.6%	21.4%
Combined ratio (see Table 6)	111.5%	114.1%	109.4%	117.9%
Return on equity	0.5%	0.7%	0.5%	(0.9)%
Loss per common share, basic and diluted	$—	$—	$(0.01)	$(0.05)
Book value per common share, basic and diluted	$2.05	$2.21	$2.05	$2.21
Second Quarter 2012:
Atlas’ combined ratio for the three month period ended June 30, 2012 was 111.5%, compared to 114.1% for the three month period ended June 30, 2011 and 107.4% for the three month period ended March 31, 2012.
As planned, core commercial automobile lines continues to be the most significant component of Atlas’ gross premium written as a result of the strategic focus on these core lines of business coupled with positive response from new and existing agents. Gross premium written related to these core commercial lines increased by 222.6% for the three month period ended June 30, 2012 as compared to three month period ended June 30, 2011. As a result, the overall loss ratio for the three month period ended June 30, 2012 improved to 71.6% compared to 74.2% in the three month period ended June 30, 2011 and 71.0% for the three month period ended March 31, 2012.
Investment performance and other income generated $998 of income for the three month period ended June 30, 2012, of which $291 are realized gains. This resulted in a 2.6% annualized yield for the three month period ended June 30, 2012. Cash and invested assets were $123,541 as at the period ended June 30, 2012 and were $4,340 lower than December 31, 2011, resulting primarily from the payment of claim settlements. This reduction in cash and invested assets is in line with expectations.
Overall, Atlas generated net income of $130 for the three month period ended June 30, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in the three month period ended June 30, 2012 was $0.00. This compares to net income of $193 or a loss of $0.00 per common share diluted in the three month period ended June 30, 2011 and income of $135 or a loss per share of $0.00 per common share diluted in the three month period ended March 31, 2012.

Year to Date June 30, 2012:
Atlas’ combined ratio for the six month period ended June 30, 2012 was 109.4%, compared to 117.9% for the six month period ended June 30, 2011. This improvement in the combined ratio was mostly attributable to the loss ratio reduction, from 76.2% to 71.3%, as a result of the exiting of the non-standard automobile lines. Our core commercial lines of business grew 106.8% during the six month period ended June 30, 2012 versus the six month period ended June 30, 2011.
Investment performance and other income generated $1,751 of income for the six month period ended June 30, 2012, of which $319 are realized gains. This resulted in a 2.6% annualized yield for the six month period ended June 30, 2012.
Overall, Atlas generated net income of $265 for the six month period ended June 30, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in the six month period ended June 30, 2012 was $0.01. This compares to a net loss of $512 or a loss of $0.05 per common share diluted in the six month period ended June 30, 2011.
Book value per common share diluted as at the period ended June 30, 2012 was $2.05, compared to $2.21 as at the period ended June 30, 2011 and $2.03 as at the three month period ended March 31, 2012.

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
Atlas' fixed income portfolio is managed by Asset Allocation Management (“AAM”), an SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with AAM to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. AAM has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, does independent fundamental credit analysis to find the best securities possible. AAM has found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As at the period ended June 30, 2012, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by AAM to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from AAM or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than temporary impairment (OTTI) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of comprehensive income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of comprehensive income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
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

III. OPERATING RESULTS
Gross Premium Written
Table 2 Gross premium written by line of business

	3 months ended			6 months ended
	June 30, 2012	June 30, 2011%		June 30, 2012	June 30, 2011	% Change
Commercial automobile	8,209	2,545	222.6%	18,927	9,154	106.8%
Non-standard automobile	(143)	3,709	(103.9)%	(509)	9,669	(105.3)%
Other	1,176	1,602	(26.6)%	2,578	3,199	(19.4)%
	$9,242	$7,856	17.6%	$20,996	$22,022	(4.7)%
Table 2 above summarizes gross premium written by line of business.
Second Quarter 2012:
For the three month period ended June 30, 2012, gross premium written was $9,242 compared to $7,856 in the three month period ended June 30, 2011, and $11,754 in the three month period ended March 31, 2012, representing a 17.6% increase and 21.4% decrease, respectively. The increase relative to the three month period ended June 30, 2011 is due primarily to the substantial growth of the core commercial auto business, which offset the exit of the non-standard auto line of business. The decrease relative to three month period ended March 31, 2012 is primarily the result of seasonality.
Commercial Automobile
The commercial automobile policies we underwrite provide coverage for light weight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policy holders are individual owner or small fleet operators. In the three month period ended June 30, 2012, gross premium written from commercial automobile was $8,209, representing a 222.6% increase relative to the three month period ended June 30, 2011 and a 23.4% decrease compared to the three month period ended March 31, 2012. The cessation of non-standard auto written premium allowed Atlas to focus its resources on its core line of business. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 88.8% of gross premium written in the three month period ended June 30, 2012 compared to 32.4% during the three month period ended June 30, 2011 and 91.2% in the three month period ended March 31, 2012.
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
Consistent with Atlas’ focus on commercial automobile insurance, Atlas has transitioned away from the non-standard auto line in 2012. Atlas ceased renewals of policies of this type in 2011, allowing surplus and resources to be devoted to the expected growth of the commercial automobile business. The negative written premium within the non-standard auto line reflects policies canceled mid-term.
Other
This line of business is primarily comprised of Atlas’ surety business, which is 100% reinsured.

Year to Date June 30, 2012:
For the six month period ended June 30, 2012, gross premium written was $20,996 compared to $22,022 in the six month period ended June 30, 2011, representing a 4.7% decrease. While we saw significant gains in commercial automobile premium, there was still a small decrease relative to the six month period ended June 30, 2011. This is due primarily to our exit from the non-standard auto line of business, which had strong premium written in the first quarter of 2011.
Commercial Automobile
In the six month period ended June 30, 2012, gross premium written from commercial automobile was $18,927, representing a 106.8% increase relative to six month period ended June 30, 2011. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 90.1% of gross premium written in the six month period ended June 30, 2012 compared to 41.6% during the six month period ended June 30, 2011.

Geographic Concentration
Table 3 Gross premium written by state

	3 months ended				6 months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Michigan	$1,833	19.8%	$772	9.8%	$3,724	17.7%	$1,718	7.8%
Illinois	1,448	15.7%	5,092	64.8%	7,012	33.4%	15,315	69.5%
Minnesota	1,139	12.3%	546	7.0%	1,595	7.6%	1,082	5.1%
New York	817	8.8%	364	4.6%	2,333	11.1%	1,165	5.4%
Texas	654	7.1%	129	1.6%	856	4.1%	341	1.5%
Nevada	478	5.2%	—	—%	478	2.3%	—	—%
Virginia	311	3.4%	18	0.2%	661	3.1%	(16)	(0.1)%
Georgia	107	1.2%	—	—%	602	2.9%	—	—%
Indiana	103	1.1%	431	5.5%	115	0.5%	1,620	7.4%
Other	2,352	25.4%	504	6.6%	3,620	17.3%	797	3.6%
Total	$9,242	100.0%	$7,856	100.1%	$20,996	100.0%	$22,022	100.0%
Second Quarter 2012:
As illustrated by the data in Table 3 above, 19.8% of Atlas’ gross premium written three month period ended June 30, 2012 came from Michigan and 47.8% came from the three states currently producing the most premium volume (Michigan, Illinois and Minnesota), as compared to 81.6% in the three month period ended June 30, 2011 (Illinois, Michigan, Minnesota) and 76.3% in the three month period ended March 31, 2012 (Illinois, New York and Michigan). This is also the first quarter where Atlas' largest state by premium volume was a state besides Illinois. Further, in the three month period ended June 30, 2012, Atlas also made significant inroads in states such as Nevada, where Atlas had no presence in 2011. Atlas is seeing the results of its commitment to diversifying geographically by expanding in new areas of the country, leveraging experience, historical data and research. This commitment resulted in written premium in a total of 13 states during the three month period ended June 30, 2012 in which we had no presence in the three month period ended June 30, 2011.
Year to Date June 30, 2012:
Atlas saw similar geographic diversification in the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. 62.2% of our premium volume came from the top three states (Michigan, Illinois, New York) in 2012, compared to 84.7% in 2011.
The decline of written premiums for the six month period ended June 30, 2012 versus the six month period ended June 30, 2011 in Illinois and Indiana is primarily attributable to Atlas’ exiting the non-standard automobile insurance lines. The majority of the 2011 non-standard automobile written premiums came from those two states. This was mostly offset by gains in commercial auto premiums in other states, both in established markets such as Michigan and New York and new states like Georgia and Nevada.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. Ceded premium written decreased 2.0% to $1,427 for the three month period ended June 30, 2012 compared with $1,456 for the three month period ended June 30, 2011, and decreased 6.9% from $1,533 for the three month period ended March 31, 2012.
In the six month period ended June 30, 2012, ceded premium written was $2,960, a reduction of 7.7% from $3,207 for the six month period ended June 30, 2011. The reduction of Atlas’ surety gross premium written is the main cause of this decline.

Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 22.1% to $7,815 for the three month period ended June 30, 2012 compared with $6,400 for the three month period ended June 30, 2011 but decreased 23.5% versus the three month period ended March 31, 2012. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
The success of our focus on commercial auto insurance in 2012 is more pronounced when viewed in terms of net premium written. As a percentage of the total net premium written, commercial auto represented 101.5% for the three month period ended June 30, 2012 and 102.7% for the three month period ended March 31, 2012, versus only 39.3% in the three month period ended June 30, 2011. Premium credits in the non-standard personal lines caused the percentage of core commercial auto premium to exceed 100% of the total net written premium for the three month period ended June 30, 2012.
Similarly, in the six month period ended June 30, 2012, commercial auto insurance comprised 102.2% of the total net premium written versus just 47.5% in the six month period ended June 30, 2011. As indicated above, premium credits in the non-standard personal lines caused the percentage of core commercial auto premium to exceed 100% of the total net written premium for the six month period ended June 30, 2012.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $7,552 in the three month period ended June 30, 2012, a 16.7% decrease compared with $9,062 in the three month period ended June 30, 2011 and an 9.1% decrease versus the three month period ended March 31, 2012.
In the six month period ended June 30, 2012, net premium earned was $15,861, an 11.2% decrease compared to $17,871 for the six month period ended June 30, 2011.
The decrease in net premiums earned is attributable to the written premium decline related to the transition away from non-standard automobile insurance and other non-core lines of business in early 2012. Policy periods in Atlas’ core lines of business are typically twelve months. Net earned premiums on our core lines were $6,225 in the three month period ended June 30, 2012, a 67.5% increase compared with $3,716 in the three month period ended June 30, 2011 and a 21.3% increase versus the three month period ended March 31, 2012. Similarly, net earned premiums on our core lines for the six month period ended June 30, 2012 were $11,356, a 53.7% increase compared to the six month period ended June 30, 2011.
Claims Incurred
The loss ratio relating to the claims incurred in the three month period ended June 30, 2012 was 71.6% compared to 74.2% in the three month period ended June 30, 2011 and 71.0% for the three month period ended March 31, 2012.
For the six month period ended June 30, 2012, the loss ratio was 71.3%, compared to 76.2% for the six month period ended June 30, 2011.
The favorable trend in loss ratios in 2012 is attributable to the increased composition of commercial auto as a percentage of the total written premium. Atlas has extensive experience and expertise with respect to underwriting and claims management in this specialty area of insurance and expects the loss ratio to continue decreasing. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $1,395 in the three month period ended June 30, 2012 or 18.5% of net premium earned, as compared to 20.3% in the three month period ended June 30, 2011 and 16.5% in the three month period ended March 31, 2012.
For the six month period ended June 30, 2012, the ratio was 17.5% as compared to 20.3% in the six month period ended June 30, 2011.
The favorable trend in acquisition costs is primarily due to the shift away from non-standard automobile insurance which carries higher commission rates.
Other Underwriting Expenses
The other underwriting expense ratio was 21.4% in the three month period ended June 30, 2012 compared to 19.6% in the three month period ended June 30, 2011 and 19.9% in the three month period ended March 31, 2012. Although the other underwriting expense ratio has increased, nominally other underwriting expenses have decreased by $156 in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, the result of several recent cost saving initiatives.
For the six month period ended June 30, 2012, this ratio was 20.6%, as compared to 21.4% for the six month period ended June 30, 2011. However, 2011 includes $627 in non-recurring expenses (detailed below) which unfavorably impacted the year-to-date ratio by 3.5%. After adjustment for these non-recurring expenses, nominally other underwriting expenses remained static year over year.
Table 4 First Quarter 2011 Non-recurring Expenses

Expense Item	Description	Non-recurring Expense
Licenses, taxes and assessments	Amounts paid in Q1 2011	$198
Professional fees	Legal and Accounting fees	121
Salary and benefits	Q1 staff reduction impacts	174
EDP expense	Decommissioning software expenses previously capitalized	84
Occupancy/Miscellaneous expense	Straight-line lease adjustment	50
Total non-recurring expenses		$627

Net Investment Income
Table 5 Investment Results

	3 months ended		6 months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Average securities at cost (including cash)	$118,482	$150,781	$123,206	$157,843
Interest income after expenses	657	934	1,265	1,933
Percent earned on average investments (annualized)	2.2%	2.5%	2.1%	2.4%
Net realized gains	$291	$417	$319	$850
Total investment income	948	1,351	1,584	2,783
Total realized yield (annualized)	3.2%	3.6%	2.6%	3.5%
Investment income (excluding net realized gains) decreased by 29.6% to $657 in the three month period ended June 30, 2012, compared to $934 in the three month period ended June 30, 2011, and increased by 8.2% from $607 for the three month period ended March 31, 2012. These amounts are primarily comprised of interest income. This decrease correlates with a similar decline in the average securities held. The annualized realized yield on invested assets (including net realized gains of $291) in the three month period ended June 30, 2012 decreased to 3.2% as compared with 3.6% in the three month period ended June 30, 2011 and increased compared to 2.1% for the three month period ended March 31, 2012. This is primarily due to the relative absence of realized gains during the three month period ended June 30, 2012 versus those periods.
On a year-to-date basis, investment income decreased by 34.6% to $1,265 from $1,933 for the six month period ended June 30, 2011. This decrease correlates with a similar decline in the average securities held. The annualized realized yield on invested assets (including realized gains) decreased to 2.6% from 3.5%, due primarily to a reduction in realized gains year over year.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended June 30, 2012 were $291 compared to $417 in the three month period ended June 30, 2011 and $28 during the three month period ended March 31, 2012. On a year-to-date basis, there was a similar decline from $850 in the six month period ended June 30, 2011 compared to $319 for the six month period ended June 30, 2012. The gains in 2011 were the result of management's decision to sell certain securities consistent with the Company's liquidity needs and expected duration of claim payment triangles during favorable market conditions.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the three month period ended June 30, 2012 of $50 compared to $120 for the three month period ended June 30, 2011 and $117 in the three month period ended March 31, 2012. Miscellaneous income in 2012 is primarily comprised of rental income received prior to the sale of the corporate headquarters in Elk Grove Village, Illinois.
Combined Ratio
Atlas’ combined ratio for the three month periods ended June 30, 2012 and 2011 are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Table 6 Combined Ratios

3 month period ended	June 30, 2012	June 30, 2011	March 31, 2012
Net premium earned	$7,552	$9,062	$8,309
Underwriting expenses *	8,420	10,341	8,927
Combined ratio	111.5%	114.1%	107.4%

6 month period ended	June 30, 2012	June 30, 2011
Net premium earned	$15,861	$17,871
Underwriting expenses *	17,347	21,056
Combined ratio	109.4%	117.8%

*Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Income/Loss before Income Taxes
Atlas generated pre-tax income of $130 in the three month period ended June 30, 2012, compared to income before tax of $193 in three month period ended June 30, 2011 and income before income taxes of $135 in the three month period ended March 31, 2012.
In the six month period ended June 30, 2012, Atlas generated pre-tax income of $265 compared to a loss of $512 in the six month period ended June 30, 2011.
Income Tax Benefit
Atlas recognized no tax expense in the three month period ended June 30, 2012, nor during the three month period ended June 30, 2011 or three month period ended March 31, 2012. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax losses provided for the three month periods ended June 30, 2012 and 2011:
Table 7 - Tax Rate Reconciliation

	3 months ended				6 months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$44	34.0%	$66	34.0%	$90	34.0%	$(174)	34.0%
Valuation allowance	(44)	(34.0)%	(108)	(56.0)%	(92)	(34.8)%	131	(25.6)%
Nondeductible expenses	1	0.8%	42	22.0%	5	1.9%	43	(8.4)%
Other	(1)	(0.8)%	—	—%	(3)	(1.1)%	—	—%
Total	$—	—%	$—	—%	$—	—%	$—	—%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
Net Income/Loss and Earnings/Loss per Common Share
Atlas earned $130 during the three month period ended June 30, 2012 compared to income of $193 during the three month period ended June 30, 2011 and $135 for the three month period ended March 31, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted loss per common share in the three month period ended June 30, 2012 was $0.00 versus a loss per common share of $0.00 in three month period ended June 30, 2011 and a loss per common share of $0.00 in the three month period ended March 31, 2012.
There were 18,433,153 weighted average common shares outstanding for the three month period ended June 30, 2012 used to compute basic and diluted loss per share. There were 18,374,066 weighted average common shares outstanding for the three month period ended June 30, 2011 used to compute both basic and dilutive loss per common share, and 18,432,758 common shares used to compute basic and diluted loss per common share for the three month period ended March 31, 2012.
Atlas earned $265 during the six month period ended June 30, 2012 compared to a loss of $512 during the six month period ended June 30, 2011. The basic and diluted loss per common share in the six month period ended June 30, 2012 was $0.01 compared to $0.05 in the six month period ended June 30, 2011.
Book Value per Ordinary Share
Book value per ordinary share was $2.05 as at the period ended June 30, 2012, $2.21 as at the period ended June 30, 2011, and $2.03 as at the year ended December 31, 2011.

IV. FINANCIAL CONDITION

Table 8 Consolidated Statements of Financial Condition

($ in thousands, except par values)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $102,109 and $101,473)	$104,622	$103,491
Equity securities, at fair value (cost $994)	1,327	1,141
Total Investments	105,949	104,632
Cash and cash equivalents	17,592	23,249
Accrued investment income	626	586
Accounts receivable and other assets (Net of allowance of $606 and $4,254)	14,764	9,579
Reinsurance recoverables, net	8,545	8,044
Prepaid reinsurance premiums	1,961	2,214
Deferred policy acquisition costs	2,781	3,020
Deferred tax asset, net	6,544	6,775
Software and office equipment, net	1,008	440
Assets held for sale	166	13,634
Total Assets	$159,936	$172,173

Liabilities
Claims liabilities	$77,350	$91,643
Unearned premiums	17,612	15,691
Due to reinsurers and other insurers	4,843	5,701
Other liabilities and accrued expenses	3,100	2,884
Total Liabilities	$102,905	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,628,292 shares issued and outstanding at June 30, 2012 and 4,625,526 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at June 30, 2012 and December 31, 2011	14	14
Additional paid-in capital	152,713	152,652
Retained deficit	(115,576)	(115,841)
Accumulated other comprehensive income, net of tax	1,876	1,425
Total Shareholders’ Equity	$57,031	$56,254
Total Liabilities and Shareholders’ Equity	$159,936	$172,173

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
Portfolio Composition
Atlas held securities with a fair value of $105,949 as at the period ended June 30, 2012, which was comprised primarily of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The following table summarizes the fair value of the securities portfolio, including cash and cash equivalents, as at the dates indicated.
Table 9 Fair value of securities portfolio

June 30, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$36,213	$955	$2	$37,166
	- Corporate	40,690	1,115	—	41,805
	- Commercial mortgage backed	20,710	346	15	21,041
	- Other asset backed	4,496	117	3	4,610
Total Fixed Income		$102,109	$2,533	$20	$104,622
Equities		994	333	—	1,327
Totals		$103,103	$2,866	$20	$105,949

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio excluding cash and cash equivalents at the dates indicated.
Table 10 Fair value of fixed income securities by contractual maturity date

As at:	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Due in less than one year	$20,359	19.5%	$29.407	28.4%
Due in one through five years	22,035	21.1%	27.317	26.4%
Due after five through ten years	18,177	17.4%	10.242	9.9%
Due after ten years	44,051	42.0%	36.525	35.3%
Total	$104,622	100.0%	$103.491	100.0%
As at the period ended June 30, 2012, 40.6% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.2 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.

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
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 92.4% rated ‘A’ or better as at the period ended June 30, 2012 compared to 95.3% as at the year ended December 31, 2011.
Table 11 Credit ratings of fixed income securities portfolio

As at:	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$56,854	54.4%	$54,717	52.9%
AA/Aa	14,983	14.3%	21,567	20.8%
A/A	24,786	23.7%	22,380	21.6%
BBB/Baa	7,999	7.6%	4,827	4.7%
Total Securities	$104,622	100.0%	$103,491	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the three month period ended June 30, 2012, the three month period ended June 30, 2011 or the three month period ended March 31, 2012.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio as at the period ended June 30, 2012, as at the period ended June 30, 2011, or as at the year ended December 31, 2011.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as at the period ended June 30, 2012, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $172. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $187.
A 100 basis point increase would have also decreased other comprehensive income by approximately $3,779 due to “mark-to-market” requirement; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.

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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $8,545 recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as at the period ended June 30, 2012 as compared to $8,044 as at the year ended December 31, 2011.
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
Deferred Tax Asset
Table 12 Components of Deferred Tax

As at period ended:	June 30, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$2,822	$3,004
Loss carry-forwards	16,520	15,558
Bad debts	101	1,297
Other	1,480	1,338
Valuation Allowance	(12,269)	(12,361)
Total gross deferred tax assets	$8,654	$8,836

Deferred tax liabilities:
Investment securities	$967	$740
Deferred policy acquisition costs	946	1,027
Other	197	294
Total gross deferred tax liabilities	$2,110	$2,061
Net deferred tax assets	$6,544	$6,775
Atlas established a valuation allowance of approximately $12,269 and $12,361 for its gross future deferred tax assets as at the period ended June 30, 2012 and as at the year ended December 31, 2011, respectively.
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
Atlas has the following total net operating loss carry-forwards as at the period ended June 30, 2012:

Table 13 Net operating loss carry-forward by expiry

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
2012	2032	2,957
Total		$48,589
Assets Held for Sale
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. As at the year ended December 31, 2011, the property was recorded as a component of assets held for sale on Atlas' statement of financial position.
The total sales price of the property, which was paid in cash, amounted to $13,975, less closing costs and related expenses of approximately $633. In connection with the sale, the Company also wrote down an accrual of approximately $792 held for real-estate taxes. Approximately $830 of the sales price was held in escrow for real-estate taxes. Atlas recognized a gain on the sale of this property of $213, which will be deferred and recognized over the 5 year lease term. In the three month period ended June 30, 2012, Atlas recognized $5 as income.
There are two properties located in Alabama which are still for sale. These properties are listed for sale for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as at the period ended June 30, 2012 and as at the year ended December 31, 2011. The provision for unpaid claims decreased by 15.6% to $77,350 as at the period ended June 30, 2012 compared to $91,643 as at the year ended December 31, 2011. During the three month period ended June 30, 2012, case reserves decreased by 8.2% compared to December 31, 2011, while IBNR reserves decreased by 32.9% generally due to the reporting of claims related to prior accident years and case reserve changes, which are consistent with management’s expectations.
Table 14 Provision for unpaid claims by type - gross

As at:	June 30, 2012	December 31, 2011	YTD% Change
Case reserves	$58,991	$64,276	(8.2)%
IBNR	18,359	27,367	(32.9)%
Total	$77,350	$91,643	(15.6)%
Table 15 Provision for unpaid claims by line of business – gross

As at:	June 30, 2012	December 31, 2011	YTD% Change
Non-standard auto	$13,918	$18,175	(23.4)%
Commercial auto	54,638	64,881	(15.8)%
Other	8,794	8,587	2.4%
Total	$77,350	$91,643	(15.6)%
Table 16 Provision for unpaid claims by line of business - net of reinsurance recoverables

As at:	June 30, 2012	December 31, 2011	YTD% Change
Non-standard Auto	$13,918	$18,175	(23.4)%
Commercial Auto	52,369	62,497	(16.2)%
Other	2,910	3,146	(7.5)%
Total	$69,197	$83,818	(17.4)%
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
Off-balance sheet arrangements
As of June 30, 2012, Atlas has the following cash obligations related to its operating leases:
Table 17 Operating Lease Commitments

Year	2012	2013	2014	2015	2016 and beyond	Total
Amount	184	776	683	693	995	3,331

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the six month periods ended June 30, 2012 and June 30, 2011:
Table 18 Changes in Shareholders' Equity

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					265		265
Other Comprehensive Income						451	451
Share-based compensation				57			57
Stock options exercised				4			4
Balance June 30, 2012	$18,000	$4	$14	$152,713	$(115,576)	$1,876	$57,031

Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(512)		(512)
Other comprehensive loss						(764)	(764)
Share-based compensation				57			57
Stock options exercised				16			16
Balance June 30, 2011	$18,000	$4	$14	$152,539	$(113,883)	$2,292	$58,966
As of August 1, 2012, there are 4,628,292 ordinary voting common shares, 13,804,861 restricted voting common shares and 18,000,000 preferred shares issued and outstanding.
The holders of restricted voting shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway, or its affiliated entities. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway owned shares are sold to non-affiliates of the Company.
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
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1,212 as at the period ended June 30, 2012. The accumulation of these dividends has an unfavorable impact on book value per share of $0.07 as at the period ended June 30, 2012 and an unfavorable impact to earnings per share of $0.02 for the three month period ended June 30, 2012.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at June 30, 2012, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations.
Atlas currently has no material commitments for capital expenditures.
Capital Requirements
In the United States, a RBC formula is used by the NAIC to identify P&C insurance companies that may not be adequately capitalized. The NAIC requires capital and surplus not fall below 200% of the authorized control level. As of December 31, 2011 (when the last annual calculation was performed), the insurance subsidiaries are well above the required risk based capital levels, with risk based capital ratios based on the statutory financial statements of 592.5% and 803.4% for American Country and American Service, respectively, and have estimated aggregate capital in excess of the 200% level of approximately $36,402.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as at the period ended June 30, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of securities during the three month period ended June 30, 2012 or the year ended December 31, 2011.
Item 3.     DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
Item 5.     OTHER INFORMATION
None.

Item 6.	EXHIBITS

Item 10 - Material Contracts
10.8	150 Northwest Point - Sale Agreement
10.9	150 Northwest Point - Sale Agreement, Amendment 1
10.10	150 Northwest Point - Sale Agreement, Amendment 2
10.11	150 Northwest Point - Lease Agreement
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer