Form 10-Q
period 2012-09-30
Atlas Financial Holdings, Inc.
filed 2012-11-13
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period year ended:	COMMISSION FILE NUMBER:
September 30, 2012	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.001 par value per share	TSX Venture Exchange

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

There were 18,433,153 shares of the Registrant's common stock outstanding as of November 1, 2012 of which 6,770,746 shares as of November 1, 2012 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, and those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except par values)

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $106,122 and $101,473)	$109,555	$103,491
Equity securities, at fair value (cost $0 and $994)	—	1,141
Total Investments	109,555	104,632
Cash and cash equivalents	12,151	23,249
Accrued investment income	807	586
Accounts receivable and other assets (Net of allowance of $385 and $4,254)	24,811	9,579
Reinsurance recoverables, net	6,983	8,044
Prepaid reinsurance premiums	2,219	2,214
Deferred policy acquisition costs	4,501	3,020
Deferred tax asset, net	6,343	6,775
Software and office equipment, net	1,157	440
Assets held for sale	166	13,634
Investment in investees	1,250	—
Total Assets	$169,943	$172,173

Liabilities
Claims liabilities	$73,574	$91,643
Unearned premiums	28,325	15,691
Due to reinsurers and other insurers	4,658	5,701
Other liabilities and accrued expenses	4,283	2,884
Total Liabilities	$110,840	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,628,292 shares issued and outstanding at September 30, 2012 and 4,625,526 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at September 30, 2012 and December 31, 2011	14	14
Additional paid-in capital	152,739	152,652
Retained deficit	(113,919)	(115,841)
Accumulated other comprehensive income, net of tax	2,265	1,425
Total Shareholders’ Equity	$59,103	$56,254
Total Liabilities and Shareholders’ Equity	$169,943	$172,173

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net premiums earned	$10,934	$8,797	$26,795	$26,668
Net investment income	613	719	1,878	2,652
Net investment gains	779	1,962	1,098	2,813
Other income	1	113	169	3
Total revenue	12,327	11,591	29,940	32,136
Net claims incurred	7,165	6,984	18,477	20,596
Acquisition costs	1,813	1,720	4,582	5,343
Other underwriting expenses	1,692	1,822	4,959	5,642
Total expenses	$10,670	$10,526	$28,018	$31,581
Income from operations before income tax (benefit)/expense	$1,657	$1,066	$1,922	$555
Income tax expense	—	—	—	—
Net income attributable to Atlas	$1,657	$1,066	$1,922	$555
Less: Preferred share dividends	202	202	606	606
Net income/(loss) attributable to common shareholders	1,455	864	1,316	(51)

Other comprehensive income/(loss) related to Available for Sale Securities:
Changes in net unrealized (losses)/gains	$942	$(96)	$1,899	$43
Reclassification to income of net gains	(353)	(1,185)	(632)	(2,089)
Effect of income tax	(200)	—	(427)	—
Other comprehensive income/(loss) for the period	389	(1,281)	840	(2,046)
Total comprehensive income/(loss)	$2,046	$(215)	$2,762	$(1,491)

Basic weighted average common shares outstanding	18,433,153	18,374,968	18,438,537	18,372,529
Earnings/(loss) per common share, basic	$(0.01)	$0.05	$0.07	$—
Diluted weighted average common shares outstanding	18,447,902	18,415,488	18,451,755	18,372,529
Earnings/(loss) per common share, diluted	$0.08	$0.05	$0.07	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)
	Nine Month Periods Ended
	September 30, 2012	September 30, 2011
Operating Activities
Net income	$1,922	$555
Adjustments to reconcile net income to net cash used by operating activities:
Adjustments for non-cash items	(113)	(1,804)
Changes in other operating assets and liabilities	(3,084)	839
Changes in net claims liabilities	(18,069)	(31,122)
Net cash flows used in operating activities	(19,344)	(31,532)

Investing activities
Proceeds from sale and maturity of investments	42,820	71,085
Purchases of investments	(47,333)	(30,282)
Purchases of property and equipment and other	(586)	(183)
Proceeds from sale of property and equipment	13,342	1,983
Net cash flows provided by investing activities	8,243	42,603

Financing activities
Options exercised	3	19
Net cash flows provided by financing activities	3	19
Net (decrease)/increase in cash and cash equivalents	(11,098)	11,090
Cash and cash equivalents, beginning of period	23,249	19,037
Cash and cash equivalents, end of period	$12,151	$30,127

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
($ in thousands)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					555		555
Other comprehensive loss						(2,046)	(2,046)
Share-based compensation				84			84
Stock options exercised				19			19
Balance September 30, 2011	$18,000	$4	$14	$152,569	$(112,816)	$1,010	$58,781

Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					1,922		1,922
Other comprehensive income						840	840
Share-based compensation				84			84
Stock options exercised				3			3
Balance September 30, 2012	$18,000	$4	$14	$152,739	$(113,919)	$2,265	$59,103

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Atlas Financial Holdings, Inc. ("Atlas", or "The Company") and its insurance subsidiaries, American Country Insurance Company (“American Country”) and American Service Insurance Company, Inc. (“American Service”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K (as amended).
Beginning with the three month period ended September 30, 2012, Atlas has changed where certain items appear on its Statement of Comprehensive Income according to rule 7-04 of Regulation S-X.
The primary business of Atlas, which is carried out through its insurance subsidiaries, is the underwriting of commercial automobile insurance policies in the United States, with a niche market orientation and focus on insurance in the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
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
The accounting policies followed in these unaudited condensed consolidated financial statements are comparable as those applied in Atlas' audited annual consolidated financial statements on Form 10-K for the period ended December 31, 2011. Atlas has consistently applied the same accounting policies throughout all periods presented, as if these policies had always been in effect.
2. NEW ACCOUNTING STANDARDS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct−response advertising accounting criteria are met. The new guidance became effective for reporting periods beginning after December 15, 2011. Atlas' previous policy for accounting for acquisition costs was already consistent with this guidance. Therefore the adoption of this guidance in the three and nine month periods ended September 30, 2012 did not have an impact on our financial statements.
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

3. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share (collectively, the "common shares") for the three and nine month periods ended September 30, 2012 and September 30, 2011 is as follows:

in '000s, except share and per share amounts	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income attributable to Atlas	$1,657	$1,066	$1,922	$555
Less: Preferred share dividends	202	202	606	606
Net income/(loss) attributable to common shareholders	1,455	864	1,316	(51)
Basic:
Weighted average common shares outstanding	18,433,153	18,374,968	18,438,537	18,372,529
Basic earnings/(loss) per common share	$(0.01)	$0.05	$0.07	$—
Diluted:
Weighted average common shares outstanding	18,433,153	18,374,968	18,438,537	18,372,529
Dilutive potential ordinary shares	14,749	40,520	13,218
Dilutive average common shares outstanding	18,447,902	18,415,488	18,451,755	18,372,529
Dilutive earnings/(loss) per common share	$0.08	$0.05	$0.07	$—
For 2012 and 2011, basic earnings/(loss) per common share has been computed by dividing net income(loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.
Diluted earnings/(loss) per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method. Atlas’ dilutive potential ordinary shares consist of outstanding stock options and warrants to purchase ordinary voting common shares. The effects of options and warrants to issue ordinary voting common shares are excluded from the computation of diluted loss per share in periods in which the effect would be anti-dilutive. For both the three and nine month periods ended September 30, 2012 and September 30, 2011, potential ordinary voting common shares were dilutive due to the achievement of net income attributable to common shareholders.
4. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments are as follows (all amounts in '000s):

September 30, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income:
U.S.	- Government	$37,357	$1,099	$—	$38,456
	- Corporate	44,100	1,709	—	45,809
	- Commercial mortgage backed	20,372	490	—	20,862
	- Other asset backed	4,293	135	—	4,428
Total Fixed Income		$106,122	$3,433	$—	$109,555

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632
The following tables summarize carrying amounts of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of the period ended September 30, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$18,085	$21,803	$21,806	$47,861	$109,555
Percentage of total	16.5%	19.9%	19.9%	43.6%	100.0%

As of the year ended December 31, 2011	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed Income Securities	$29,407	$27,317	$10,242	$36,525	$103,491
Percentage of total	28.4%	26.4%	9.9%	35.3%	100.0%
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other than temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

◦	identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

◦	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market based valuation techniques;

◦	reviewing the trading range of certain securities over the preceding calendar period;

◦	assessing if declines in market value are other than temporary for debt security holdings based on credit ratings from third party security rating agencies; and

◦	determining the necessary provision for declines in market value that are considered other than temporary based on the analyses performed.
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
There were no impairments recorded in the three month period ended September 30, 2012 or the year ended December 31, 2011 as a result of the above analysis performed by management to determine declines in fair value that may be other than temporary. All securities in an unrealized loss position as of the period ended September 30, 2012 and as of the year ended December 31, 2011 have been in said position for less than 12 months.
The following table summarizes the components of net investment income for the three month periods ended September 30, 2012 and 2011(all amounts in '000s):

	September 30, 2012	September 30, 2011
Total investment income
Interest (from fixed income securities)	$680	$905
Income from equity method investment	18	—
Investment expenses	(85)	(186)
Net investment income	$613	$719
Collateral pledged:
As of the period ended September 30, 2012, bonds and term deposits with a fair value of $9.8 million were on deposit with state and provincial regulatory authorities, versus $11.8 million as of the year ended December 31, 2011. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As of the period ended September 30, 2012, the amount of such pledged securities was $11.6 million versus $10.4 million at December 31, 2011. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
5. INVESTMENT IN INVESTEES
Investment in investees represents Atlas' investment in the member's capital of Oak Street Real Estate Capital ATCO SMA LLC ("Oak Street"). Atlas holds a non-controlling interest in Oak Street, a limited liability company that owns and manages a commercial office building in Wisconsin. Therefore, Atlas has accounted for the investment under the equity method. The carrying values, estimated fair values and economic interest at September 30, 2012 are below.

The estimated fair value of our investment in Oak Street approximates carrying value due to the investees not being actively traded at September 30, 2012.

Investment in:	Economic Interest	Carrying Value (in '000s)	Est Fair Value (in '000s)
Oak Street	6.39%	$1,250	$1,250

Atlas received distributions from Oak Street of $18,000 during the three month period ended September 30, 2012. As well, Atlas' equity in the net income of Oak Street was $18,000 during the three month period ended September 30, 2012, which is reflected as investment income for the three and nine month periods ended September 30, 2012.
6. FINANCIAL AND CREDIT RISK MANAGEMENT
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
Atlas' allowance for bad debt as of the year ended December 31, 2011 primarily related to a single agent. Settlement proceedings with this agent were executed in April 2012, and resulted in a minor recovery of previously fully reserved amounts. In the three month period ended September 30, 2012 there was additional favorable activity related to the allowance for bad debt, which resulted in income of $159,000 for the quarter and $105,000 for the nine month period ended September 30, 2012. In the three month period ended September 30, 2011, Atlas recognized $33,000 in bad debt expense and $147,000 for the nine month period ended September 30, 2011.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the three month period ended September 30, 2012 and as of the year ended December 31, 2011(all amounts in '000s):

September 30, 2012	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$19,013	$90,542	$—	$109,555
Equities	—	—	—	—
Totals	$19,013	$90,542	$—	$109,555

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$13,363	$90,128	$—	$103,491
Equities	1,141	—	—	1,141
Totals	$14,504	$90,128	$—	$104,632
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
The insurance subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million under the provisions of the Illinois Insurance Code. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
Net losses computed under statutory-basis accounting for American Country and American Service were $2.3 million and $497,000 respectively for the year ended December 31, 2011, versus $1.5 million and $5.4 million for the year ended December 31, 2010. Statutory capital and surplus of the insurance subsidiaries was $50.0 million and $45.6 million at December 31, 2011 and 2010, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended September 30, 2012 or in the year ended December 31, 2011, and has no current plans to pay dividends to its common shareholders.
7. INCOME TAXES
The effective tax rate was 0.0% for both of the three month periods ended September 30, 2012 and 2011, respectively, compared to the U.S. statutory income tax rate of 34% as shown below(all amounts in '000s):

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$563	34.0%	$362	34.0%	$653	34.0%	$(174)	34.0%
Valuation allowance	(566)	(34.2)%	(384)	(56.0)%	(658)	(34.2)%	131	(25.6)%
Nondeductible expenses	5	0.3%	22	22.0%	10	0.5%	43	(8.4)%
Other	(2)	(0.1)%		—%	(5)	(0.3)%		—%
Total	$—	—%	$—	—%	$—	—%	$—	—%
Income tax expense consists of the following for the nine month periods ended September 30, 2012 and September 30, 2011:

	2012	2011
Current tax expense/(benefit)	$—	$—
Deferred tax (benefit)/expense	—	—
Total	$—	$—
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
The components of deferred income tax assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows (all amounts in '000s):

	September 30, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$3,471	$3,004
Loss carry-forwards	15,880	15,558
Bad debts	131	1,297
Other	1,456	1,338
Valuation allowance	(11,703)	(12,361)
Total deferred tax assets, net of allowance	$9,235	$8,836

Deferred tax liabilities:
Investment securities	1,167	740
Deferred policy acquisition costs	1,530	1,027
Other	195	294
Total gross deferred tax liabilities	$2,892	$2,061
Net deferred tax assets	$6,343	$6,775

Amounts and expiration dates of the operating loss carry forwards as of September 30, 2012 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
2012	2032	1,074
Total		$46,706
Atlas established a valuation allowance of $11.7 million and $12.4 million for its gross deferred tax assets as of the period ended September 30, 2012 and as of the year ended December 31, 2011, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended September 30, 2012 and 2011. Tax years 2006 through 2011 are subject to examination by the Internal Revenue Service.
8. ASSETS HELD FOR SALE
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas also leased back one floor of the building after the sale for a 5 year term. As of the year ended December 31, 2011, the property was recorded as a component of assets held for sale on Atlas' statement of financial position.
The total sales price of the property, which was paid in cash, amounted to $14.0 million, less closing costs and related expenses of approximately $633,000. In connection with the sale, the Company also wrote down an accrual of approximately $792,000 held for real-estate taxes. Approximately $830,000 of the sales price was held in escrow for real-estate taxes.
Atlas recognized a gain on the sale of the property of $213,000, which will be deferred and recognized over the 5 year lease term. In the three month period ended September 30, 2012, Atlas recognized $5,000 as income.
There are two properties located in Alabama which remain for sale. These properties are listed for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
9. UNDERWRITING POLICY AND REINSURANCE CEDED
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
Gross premiums written and ceded premiums, losses and commissions as of and for the three and nine month periods ended September 30, 2012 and September 30, 2011 are as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross premiums written	$23,353	$10,928	$44,349	$32,950
Ceded premiums written	1,965	1,418	4,925	4,624
Net premiums written	21,388	9,510	39,424	28,326

Ceded premiums earned	$1,707	$1,733	$4,920	$5,899
Ceded losses and loss adjustment expenses	(749)	1,760	662	3,862
Ceded commissions	526	496	1,578	1,856

Ceded unpaid losses and loss adjustment expenses	6,595	9,374
Ceded unearned premiums	2,219	2,419
Other amounts due from reinsurers	388	475

10. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2012 and September 30, 2011 were as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Unpaid claims, beginning of period	$77,350	$112,011	$91,643	$132,579
Less: reinsurance recoverable	8,153	1,968	7,825	6,477
Net beginning unpaid claims reserves	69,197	104,043	83,818	126,102
Incurred related to:
Current year	6,976	6,962	18,141	20,600
Prior years	190	17	337	(4)
	7,166	6,979	18,478	20,596
Paid related to:
Current year	2,302	4,279	6,224	8,455
Prior years	7,082	14,660	29,093	46,160
	9,384	18,939	35,317	54,615

Net unpaid claims, end of period	$66,979	$92,083	$66,979	$92,083
Add: reinsurance recoverable	6,595	9,374	6,595	9,374
Unpaid claims, end of period	$73,574	$101,457	$73,574	$101,457
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
11. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the nine month periods ended September 30, 2012 and September 30, 2011 follows (all prices in Canadian dollars):

	September 30, 2012		September 30, 2011
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	408,325	$1.90	110,600	$1.00
Granted	—	—	369,749	2.00
Exercised	(2,766)	1.00	(18,524)	1.00
Expired	(3,710)	1.00	—	—
Outstanding, end of period	401,849	$1.92	461,825	$1.80
Information about options outstanding at September 30, 2012 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	369,749	184,874
March 18, 2010	March 18, 2020	32,100	32,100
Total		401,849	216,974
On January 18, 2011, Atlas granted options to purchase 369,749 ordinary shares of Atlas stock to officers and directors at an exercise price of C$2.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021. The weighted average grant date fair value of the options granted on January 18, 2011 is C$1.24 per share.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 2.27% to 3.13%; dividend yield 0.0%; expected volatility 100%; expected life of 6 to 9 years.
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the nine month periods ended September 30, 2012 and September 30, 2011 respectively, Atlas recognized $84,000 and $84,000 in expense, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense associated with the January 18, 2011 grant is $253,000 as of the period ended September 30, 2012 which will be recognized ratably through the next 2.2 years.
The weighted average exercise price of all the shares exercisable at September 30, 2012 and December 31, 2011 was C$1.85 and the grants have a weighted average remaining life of 8.2 years. The stock options granted on January 18, 2011 have an intrinsic value of $0 as of the period ended September 30, 2012.
Warrants - On November 1, 2010, American Acquisition closed a private placement where it issued 3,983,502 subscription receipts for ordinary voting common shares of Atlas and warrants to purchase 3,983,502 ordinary voting common shares of Atlas for C$2.00 per share in connection with the merger. The subscription receipts were converted to Atlas ordinary voting shares in connection with the merger. All the warrants were still outstanding at September 30, 2012 and expire on December 31, 2013.
Atlas' closing stock price on September 28, 2012 (the last trading day of the quarter) was C$1.75.
12. OTHER EMPLOYEE BENEFIT PLANS
Defined Benefit Plan – Prior to December 31, 1997, substantially all salaried employees of American Country were covered by a defined benefit pension plan known as the American Country Pension Plan (the “pension plan”). Benefits were based on the employee’s length of service and wages and benefits, as defined by the pension plan. The funding policy of the pension plan was generally to contribute amounts required to maintain minimum funding standards in accordance with the Employee Retirement Income Security Act. Effective December 31, 1997, upon resolution by the board of directors, the pension plan was frozen. During 2010, American Country made an application to the U.S. Internal Revenue Service to dissolve the pension plan and distribute the net plan assets to the beneficiaries. In the fourth quarter of 2011, the plan assets were fully distributed. As a result of the plan liquidation, the Company recognized a settlement charge of $2.5 million within other underwriting expenses in the fourth quarter of 2011. The settlement impact was previously reflected as an unrecognized adjustment to other comprehensive income and therefore, had created a nil impact to shareholders' equity.
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2011 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2012. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $82,000 and $78,000 for the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary voting common shares as an initial participation incentive. Atlas will also pay administrative costs related to this plan. In the nine month periods ended September 30, 2012 and September 30, 2011, Atlas incurred costs related to the plan of $37,000 and $24,000 respectively.

13. SHARE CAPITAL
The share capital for the common shares:

As of:		September 30, 2012		December 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	800,000,000	4,628,292	$4	4,625,526	$4
Restricted	100,000,000	13,804,861	14	13,804,861	14
Total common shares	900,000,000	18,433,153	$18	18,430,387	$18

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
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1.4 million as of the period ended September 30, 2012.
14. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine month periods ended September 30, 2012 and September 30, 2011 (in '000s):

	September 30, 2012	September 30, 2011
Balance, beginning of period	$3,020	$3,804
Acquisition costs deferred	6,063	5,111
Amortization charged to income	4,582	5,343
Balance, end of period	$4,501	$3,572
15. RELATED PARTY TRANSACTIONS
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

For the nine month periods ended September 30, 2012 and September 30, 2011, Atlas incurred $1.5 million and $1.7 million, respectively, in commissions to Avalon Risk Management, Inc. (“Avalon”). In the nine month periods ended September 30, 2012 and September 30, 2011, Atlas also incurred expenses of $0 and $105,000 respectively, for marketing services performed by Avalon. Avalon was a KFSI subsidiary through October 2009, and had certain investors and directors in common with Atlas. As of September 30, 2012, Atlas and Avalon no longer have any common directors nor investors. Avalon acts as a program manager for a surety program primarily consisting of U.S. Customs bonds. In this capacity they are responsible for coordinating marketing, customer service and claim handling for the surety bonds written under this agreement. This program is 100% reinsured by an unrelated third party.
As at September 30, 2012 and December 31, 2011, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets (all amounts in '000s):

As at:	September 30, 2012	December 31, 2011
Kingsway America, Inc.	$58	$291
Universal Casualty Company	(50)	(500)
Kingsway Amigo Insurance Company	2	(1)
Total	$10	$(210)
16. SUBSEQUENT EVENTS
As of October 25, 2012, Atlas announced that it has entered into a definitive stock purchase agreement ("SPA") to acquire Camelot Services, Inc. and its sole insurance subsidiary, Gateway Insurance Company (“Gateway”) from Hendricks Holding Company, Inc. for a purchase price of approximately $23.0 million. The SPA contains customary representations and warranties as well as covenants by each of the parties.  The Registrant and Hendricks Holdings, Inc. each has agreed to indemnify the other for breaches or inaccuracies of representations, warranties, and covenants as well as for certain other specified matters. The final purchase price is subject to change upon the finalization of valuations, which are contingent upon operating results and estimated reserves at year end, identifiable intangible assets, and any other adjustments until the planned consummation of the acquisition on January 1, 2013.

The transaction is expected to close January 1, 2013.  The closing of the transaction is subject to receipt of insurance regulatory approvals, continued availability of select senior management, and satisfaction of other customary closing conditions.

On October 4th, 2012, Kingsway entered into definitive agreements to sell a total of 2,142,454 restricted voting common shares to third parties in private transactions. Once sold, these shares will automatically convert to ordinary voting common shares pursuant to Atlas' Articles of Incorporation.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

Forward-looking statements
This report contains “forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition and results of operations; the availability and terms of additional capital; dependence on key suppliers, and other strategic partners; industry trends and the competitive and regulatory environment; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report.
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
Although Atlas has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date of this report and Atlas disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements due to the inherent uncertainty in them.
Overview
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or American Country, and American Service Insurance Company, Inc., or American Service, together with American Country, which we refer to as our “insurance subsidiaries”. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 47 states in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and are actively writing insurance in 31 states as of September 30, 2012.

Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. The “light” commercial automobile policies we underwrite provide coverage for light weight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owner or small fleet operators.

Over the past two years, we have disposed of non-core assets and placed into run-off certain noncore lines of business previously written by the insurance subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S.
Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Commercial Automobile

The Company's primary target market is made up of taxi, limousine and paratransit operators with one to ten units.  In certain jurisdictions like Chicago and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day to day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the NAIC. A recent survey by A.M. Best & Company estimates the total market for commercial automobile liability insurance to be $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity.

We believe that there is a positive correlation between the economy and commercial automobile insurance in general. Operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle.

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
Other
This line of business is primarily comprised of Atlas’ surety business. Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate Avalon Risk Management to help coordinate marketing, customer service and claim handling for the surety bonds written. This program is 100% reinsured to an unrelated third party.

Competitive Strengths

Our value proposition is driven by our competitive strengths, which include the following:

Focus on niche commercial insurance business. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and increasing scale. We develop and deliver superior specialty commercial automobile insurance products priced to meet our customers' needs and generate consistent underwriting profit for our insurance subsidiaries. We have experienced a favorable trend in loss ratios in 2012 attributable to the increased composition of commercial auto as a percentage of the total written premium. We expect the loss ratio to continue decreasing as we complete the transition away from non-standard automobile insurance and other non-core lines of business.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic agent relationships are important to ensure efficient distribution.
Strong market presence with recognized brands and long-standing distribution relationships. American Country and American Service have a long heritage as insurers of taxi, livery and para-transit businesses. Both of the insurance subsidiaries have strong brand recognition and long-standing distribution relationships in our target markets. Through regular interaction with our retail producers, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to the right market at the right time.

Sophisticated underwriting and claims handling expertise. Atlas has extensive experience and expertise with respect to underwriting and claims management in our specialty area of insurance. Our well-developed underwriting and claims infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. Our underwriting and claims handling expertise provides enhanced risk selection, high quality service to our customers and greater control over claims expenses. We are committed to maintaining this underwriting and claims handling expertise as a core competency as our volume of business increases.

Scalable operations positioned for growth. Significant progress has also been made in aligning our cost base to our expected revenue base going forward. The core functions of the insurance subsidiaries were integrated into a common operating platform. We believe that both insurance subsidiaries are well positioned to begin returning to the volume of premium they wrote in the recent past with better than industry level profitability from the efficient operating infrastructure honed in 2011.

Experienced management team. We have a talented and experienced management team led by our President and Chief Executive Officer, Scott Wollney, who has more than 21 years of experience in the property and casualty insurance industry. Our senior management team has worked in the property and casualty industry for an average of 21 years and with the insurance subsidiaries, directly or indirectly, for an average of 12 years.

Strategy

We seek to deploy our capital to maximize the return for our shareholders, either by investing in growing our operations or by pursuing other capital initiatives, depending upon insurance and capital market conditions. We focus on our key strengths and seek to expand our geographic footprint and products only to the extent these activities support our vision and mission. We will identify and prioritize market expansion opportunities based on the comparative strength of our value proposition relative to competitors, the market opportunity and the legal and regulatory environment.

We intend to continue to grow profitably by undertaking the following:

Re-establish legacy distribution relationships. We are focused on re-establishing relationships with independent agents that have been our distribution partners in the past. We seek to develop and maintain strategic distribution relationships with a relatively small number of independent agents, with substantial market presence, in each state in which we currently operate. We expect to continue to increase the distribution of our core products in the 31 states where we are actively writing insurance and re-capture insurance premium historically written by the insurance subsidiaries.

Expand our market presence. We are committed continuing to diversify geographically by leveraging our experience, historical data and market research to expand our business in previously untapped geographic markets. Utilizing our established brands and market relationships we have made significant inroads in new states where we had no presence in 2011. We will continue to expand into additional states where we are licensed, but not currently active, and states where we are not currently licensed to the extent that our market expansion criteria is met in a given state.

Acquire complementary books of business and insurance companies. We plan to opportunistically pursue acquisitions of complementary books of business and insurance companies provided market conditions support this activity. We will evaluate each acquisition opportunity based on its expected economic contribution to our results and support of our market expansion initiatives.
Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to generate consistent underwriting profit for the insurance companies we own. As with all P&C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate.
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines.
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period.
Commissions and other underwriting expenses consist principally of brokerage and agent commissions and to a lesser extent premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written.

Corporate Information

The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this document.

In this discussion and analysis, the term "common share" refers to the summation of restricted voting shares and ordinary shares when used to describe loss or book value per common share.

II. CONSOLIDATED PERFORMANCE
Third Quarter 2012 Highlights (Comparisons are to third quarter 2011 unless otherwise noted):

•	Gross premium written increased by 113.7%, which included an increase of 313.4% in our core commercial auto business.

•	We actively distributed our core products in 31 states during the three month period ended September 30, 2012.

•	The combined ratio improved by 22.1% to 97.6%, which represents the first quarter under 100% since our inception.

•	Underwriting results improved by $2.0 million and returned to underwriting probability.

•	Net income for the three month period ended September 30, 2012 was $1.7 million.

•	Basic and diluted earnings per ordinary common share was $0.08, net of accounting treatment for preferred shares.

•	Book value per diluted common share on September 30, 2012 was $2.15, compared to $2.05 at June 30, 2012.

•
In October, Atlas announced the acquisition of Camelot Services, Inc. and its sole insurance subsidiary, Gateway Insurance Company (“Gateway”) from Hendricks Holding Company, Inc. for a purchase price of approximately $23 million.

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the for the three and nine month periods ended September 30, 2012 and September 30, 2011:
Selected financial information (in '000s)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross premium written	$23,353	$10,928	$44,349	$32,951
Net premium earned	10,934	8,797	26,795	26,668
Losses on claims	7,165	6,984	18,477	20,596
Acquisition costs	1,813	1,720	4,582	5,343
Other underwriting expenses	1,692	1,822	4,959	5,642
Net underwriting income/(loss)	264	(1,729)	(1,222)	(4,913)
Net investment and other income	1,393	2,795	3,144	5,468
Net income before tax	1,657	1,066	1,922	555
Income tax expense	—	—	—	—
Net income	$1,657	$1,066	$1,922	$555

Key Financial Ratios:
Loss ratio	65.5%	79.4%	69.0%	77.2%
Acquisition cost ratio	16.6%	19.6%	17.1%	20.0%
Other underwriting expense ratio	15.5%	20.7%	18.5%	21.2%
Combined ratio	97.6%	119.7%	104.6%	118.4%
Return on equity (annualized)	11.4%	7.2%	4.4%	1.2%
Earnings/(loss) per common share, basic and diluted	$0.08	$0.05	$0.07	$—
Book value per common share, basic and diluted	$2.15	$2.19	$2.15	$2.19
Third Quarter 2012:
Atlas’ combined ratio for the three month period ended September 30, 2012 was 97.6%, compared to 119.7% for the three month period ended September 30, 2011 and 111.5% for the three month period ended June 30, 2012.
As planned, core commercial automobile lines continue to be the most significant component of Atlas’ gross premium written as a result of the strategic focus on these core lines of business coupled with positive response from new and existing agents. Gross premium written related to these core commercial lines increased by 313.4% for the three month period ended September 30, 2012 as compared to three month period ended September 30, 2011. As a result, the overall loss ratio for the three month period ended September 30, 2012 improved to 65.5% compared to 79.4% in the three month period ended September 30, 2011 and 71.6% for the three month period ended June 30, 2012.
Net investment and other income generated $1.4 million of income for the three month period ended September 30, 2012, of which $779,000 are realized gains. This resulted in a 4.6% annualized yield for the three month period ended September 30, 2012.
Overall, Atlas generated net income of $1.7 million for the three month period ended September 30, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, basic and diluted earnings per common share in the three month period ended September 30, 2012 was $0.08. This compares to net income of $1.1 million or earnings of $0.05 per common share diluted in the three month period ended September 30, 2011 and income of $130,000 or a loss per share of $0.00 per common share diluted in the three month period ended June 30, 2012.

Year to Date September 30, 2012:
Atlas’ combined ratio for the nine month period ended September 30, 2012 was 104.6%, compared to 118.4% for the nine month period ended September 30, 2011. This improvement in the combined ratio was mostly attributable to the loss ratio reduction, from 77.2% to 69.0%, as a result of the exiting of the non-standard automobile lines. Our commercial automobile lines of business grew 183.0% during the nine month period ended September 30, 2012 versus the nine month period ended September 30, 2011.
Investment performance and other income generated $3.1 million of income for the nine month period ended September 30, 2012, of which $1.1 million are realized gains. This resulted in a 3.2% annualized yield for the nine month period ended September 30, 2012. Cash and invested assets were $121.7 million as of the period ended September 30, 2012 and were $6.2 million lower than December 31, 2011, resulting primarily from the payment of claim settlements. This reduction in cash and invested assets is in line with expectations.
Overall, Atlas generated net income of $1.9 million for the nine month period ended September 30, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, basic and diluted earnings per common share in the nine month period ended September 30, 2012 was $0.07. This compares to net income of $555,000 or a loss of $0.00 per common share diluted in the nine month period ended September 30, 2011.
Book value per common share diluted as of the period ended September 30, 2012 was $2.15, compared to $2.19 as of the period ended September 30, 2011 and $2.05 as at the three month period ended June 30, 2012.

III. APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

◦	Fair value and impairment of financial assets;

◦	Deferred policy acquisition costs recoverability;

◦	Reserve for property-liability insurance claims and claims expense estimation; and

◦	Deferred tax asset valuation.
In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these items could occur from period to period and result in a material impact on our consolidated financial statements.
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
Atlas' fixed income portfolio is managed by Asset Allocation Management (“AAM”), an SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with AAM to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. AAM has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, does independent fundamental credit analysis to find the best securities possible. AAM has found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of the period ended September 30, 2012, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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

IV. OPERATING RESULTS
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Nine Month Periods Ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Commercial automobile	$22,119	$5,350	313.4%	$41,045	$14,504	183.0%
Non-standard automobile	(31)	4,342	(100.7)%	(540)	14,012	(103.9)%
Other	1,265	1,236	2.3%	3,843	4,435	(13.3)%
	$23,353	$10,928	113.7%	$44,348	$32,951	34.6%

Third Quarter 2012:
For the three month period ended September 30, 2012, gross premium written was $23.4 million compared to $10.9 million in the three month period ended September 30, 2011, and $9.2 million in the three month period ended June 30, 2012, representing a 113.7% increase and 152.7% increase, respectively. The increase relative to the three month period ended September 30, 2011 is due primarily to the substantial growth of the core commercial auto business, which offset the exit of the non-standard auto line of business. In the three month period ended September 30, 2012, we implemented a significant arrangement in New York to provide excess coverage above the levels of risk retained by the insured. Total premium related to this program was $12.4 million in the three month period ended September 30, 2012 and is included in the "commercial automobile" line of business. Below we will refer to the arrangement as the "excess taxi program" where it is relevant to explain certain variances. The increase relative to three month period ended June 30, 2012 is primarily the result of the excess taxi program.
In the three month period ended September 30, 2012, gross premium written from commercial automobile was $22.1 million, representing a 313.4% increase relative to the three month period ended September 30, 2011 and a 169.5% increase compared to the three month period ended June 30, 2012. This substantial increase is primarily the result of the excess taxi program but also the planned expansion of the commercial auto business. Removing the impact of the excess taxi program, our traditional commercial automobile premium written was $9.7 million, an increase of 80.9% versus the three month period ended September 30, 2011 and 17.9% relative to the three month period ended June 30, 2012. The cessation of non-standard auto written premium allowed Atlas to focus its resources on its core line of business. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 94.7% of gross premium written in the three month period ended September 30, 2012 compared to 49.0% during the three month period ended September 30, 2011 and 88.8% in the three month period ended June 30, 2012.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the NAIC. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.
Year to Date September 30, 2012:
For the nine month period ended September 30, 2012, gross premium written was $44.3 million compared to $33.0 million in the nine month period ended September 30, 2011, representing a 34.6% increase. This increase was attributable to significant gains in commercial automobile premium. Our exit from the non-standard auto line of business is having a lesser impact on total premium written as the year goes forward.
In the nine month period ended September 30, 2012, gross premium written from commercial automobile was $41.0 million, representing a 183.0% increase relative to nine month period ended September 30, 2011. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 92.6% of gross premium written in the nine month period ended September 30, 2012 compared to 44.0% during the nine month period ended September 30, 2011.
Geographic Concentration

Gross premium written by state (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
New York	$12,991	55.6%	$323	3.0%	$15,324	34.6%	$1,487	4.5%
Louisiana	2,436	10.4%	1,388	12.7%	2,739	6.2%	1,391	4.2%
Michigan	1,561	6.7%	930	8.5%	5,285	11.9%	2,648	8.0%
Illinois	1,538	6.6%	5,303	48.5%	8,551	19.3%	20,618	62.6%
Minnesota	566	2.4%	663	6.1%	2,160	4.9%	1,745	5.3%
Virginia	482	2.1%	23	0.2%	1,143	2.6%	7	—%
Texas	308	1.3%	95	0.9%	1,164	2.6%	435	1.3%
Indiana	253	1.1%	710	6.5%	368	0.8%	2,330	7.1%
Georgia	208	0.9%	—	—%	811	1.8%	—	—%
Other	3,010	12.9%	1,493	13.6%	6,803	15.3%	2,290	7.0%
Total	$23,353	100.0%	$10,928	100.0%	$44,348	100.0%	$32,951	100.0%
Third Quarter 2012:
As illustrated by the data in Table 3 above, 55.6% of Atlas’ gross premium written three month period ended September 30, 2012 came from New York and 72.7% came from the three states currently producing the most premium volume (New York, Louisiana, Michigan), as compared to 69.7% in the three month period ended September 30, 2011 (Illinois, Michigan, Louisiana) and 47.8% in the three month period ended June 30, 2012 (Illinois, Minnesota, Michigan). This is the first quarter where Atlas' largest top three states by premium volume did not include Illinois, further highlighting the results of its commitment to diversifying geographically by expanding in new areas of the country, leveraging experience, historical data and research. Our increase in New York is primarily due to the excess taxi program. The decline in Illinois is primarily attributable to Atlas' exit from non-standard insurance lines as well as re-allocation of resources to pursuits in new markets.
Though we built an expanded presence in New York, we don't believe our exposure to be material in that state as a result of Hurricane Sandy.
Year to Date September 30, 2012:
Atlas saw similar geographic diversification in the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. 65.8% of our premium volume came from the top three states (Michigan, Illinois, New York) in 2012, compared to 77.7% in 2011 (Illinois, Michigan, Indiana).
The decline of written premiums for the nine month period ended September 30, 2012 versus the nine month period ended September 30, 2011 in Illinois and Indiana is primarily attributable to Atlas’ exiting the non-standard automobile insurance lines as well as re-allocating resources to pursuits in new markets. The majority of the 2011 non-standard automobile written premiums came from those two states. This was mostly offset by gains in commercial auto premiums in other states, both in established markets such as Michigan and New York and new states.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. Ceded premium written increased 38.6% to $2.0 million for the three month period ended September 30, 2012 compared with $1.4 million for the three month period ended September 30, 2011, and increased 37.7% from $1.4 million for the three month period ended June 30, 2012. This change is the result of the business mix within our total premium base.
In the nine month period ended September 30, 2012, ceded premium written increased 6.5% to $4.9 million from $4.6 million for the nine month period ended September 30, 2011.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 124.9% to $21.4 million for the three month period ended September 30, 2012 compared with $9.5 million for the three month period ended September 30, 2011 but increased 173.7% versus the three month period ended June 30, 2012. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
The success of our focus on commercial auto insurance in 2012 is more pronounced when viewed in terms of net premium written. As a percentage of the total net premium written, commercial auto represented 100.1% for the three month period ended September 30, 2012 and 101.5% for the three month period ended June 30, 2012, versus only 53.3% in the three month period ended September 30, 2011. Premium credits in the non-standard personal lines caused the percentage of core commercial auto premium to exceed 100% of the total net written premium for each of the last two three month periods.

Similarly, in the nine month period ended September 30, 2012, commercial auto insurance comprised 101.0% of the total net premium written versus just 49.5% in the nine month period ended September 30, 2011. As indicated above, premium credits in the non-standard personal lines caused the percentage of core commercial auto premium to exceed 100% of the total net written premium for the nine month period ended September 30, 2012.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $10.9 million in the three month period ended September 30, 2012, a 24.3% increase compared with $8.8 million in the three month period ended September 30, 2011 and a 44.8% increase versus the three month period ended June 30, 2012.
In the nine month period ended September 30, 2012, net premium earned was $26.8 million, an 0.5% increase compared to $26.7 million for the nine month period ended September 30, 2011.
The increase in net premiums earned is attributable to the excess taxi program and strong growth in commercial lines. Net earned premiums on our core lines were $10.5 million in the three month period ended September 30, 2012, a 161.8% increase compared with $4,013 in the three month period ended September 30, 2011 and a 68.8% increase versus the three month period ended June 30, 2012. Similarly, net earned premiums on our core lines for the nine month period ended September 30, 2012 were $21.9 million, a 91.7% increase compared to the nine month period ended September 30, 2011.
Claims Incurred
The loss ratio relating to the claims incurred in the three month period ended September 30, 2012 was 65.5% compared to 79.4% in the three month period ended September 30, 2011 and 71.6% for the three month period ended June 30, 2012.
For the nine month period ended September 30, 2012, the loss ratio was 69.0%, compared to 77.2% for the nine month period ended September 30, 2011.
Loss ratios improved in the three month period ended September 30, 2012 relative to prior periods. This is primarily attributable to the increased composition of commercial auto as a percentage of the total written premium, which has historically had a better overall underwriting result. Further, the excess taxi program also contributed significantly to favorable loss results in the three month period ended September 30, 2012 as we expect better than average claim experience from this program. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net earned premium to be related to core lines of business in 2013. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $1.8 million in the three month period ended September 30, 2012 or 16.6% of net premium earned, as compared to 19.6% in the three month period ended September 30, 2011 and 18.5% in the three month period ended June 30, 2012.
For the nine month period ended September 30, 2012, the ratio was 17.1% as compared to 20.0% in the nine month period ended September 30, 2011.
The favorable trend in acquisition costs is primarily due to the shift away from non-standard automobile insurance which carries higher commission rates.
Other Underwriting Expenses
The other underwriting expense ratio was 15.5% in the three month period ended September 30, 2012 compared to 20.7% in the three month period ended September 30, 2011 and 21.4% in the three month period ended June 30, 2012. This decline is attributable to a significant increase in premium earned in the three month period ended September 30, 2012 as well as a reduction in head count since 2011.
For the nine month period ended September 30, 2012, this ratio was 18.5%, as compared to 21.2% for the nine month period ended September 30, 2011. However, 2011 includes $627,000 in non-recurring expenses (detailed below) which unfavorably impacted the year-to-date ratio by 2.4%. After adjustment for these non-recurring expenses, other underwriting expenses remained static year over year.

First Quarter 2011 Non-recurring Expenses (in '000s)

Expense Item	Description	Non-recurring Expense
Licenses, taxes and assessments	Amounts paid in Q1 2011	$198
Professional fees	Legal and Accounting fees	121
Salary and benefits	Q1 staff reduction impacts	174
EDP expense	Decommissioning software expenses previously capitalized	84
Occupancy/Miscellaneous expense	Straight-line lease adjustment	50
Total non-recurring expenses		$627
Net Investment Income
Investment Results (in '000s)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Average securities at cost[1]	$120,734	$144,028	$123,245	$153,753
Interest income after expenses	613	719	1,878	2,651
Percent earned on average investments (annualized)	2.0%	2.0%	2.0%	2.3%
Net realized gains	$779	$1,962	$1,098	$2,813
Total investment income	1,392	2,681	2,976	5,464
Total realized yield (annualized)	4.6%	7.4%	3.2%	4.7%
1 - includes cash as well as the investment in Oak Street (see note 5 to condensed consolidated financial statements)
Investment income (excluding net realized gains) decreased by 14.7% to $613,000 in the three month period ended September 30, 2012, compared to $719,000 in the three month period ended September 30, 2011, and decreased by 6.8% from $657,000 for the three month period ended June 30, 2012. These amounts are primarily comprised of interest income. This is attributable to the timing of asset disposals and the mix of securities on hand. The annualized realized yield on invested assets (including net realized gains of $779,000) in the three month period ended September 30, 2012 decreased to 4.6% as compared with 7.4% in the three month period ended September 30, 2011 and increased compared to 3.2% for the three month period ended June 30, 2012. This is primarily due to the relative absence of realized gains during the three month period ended June 30, 2012 versus those periods.
On a year-to-date basis, interest income decreased by 29.2% to $1.9 million from $2.7 million for the nine month period ended September 30, 2011. This decrease correlates with a similar decline in the average securities held, which is consistent with our expectations for claim payout patterns. The annualized realized yield on invested assets (including realized gains) decreased to 3.2% from 4.7%, due primarily to a reduction in realized gains year over year.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended September 30, 2012 were $779,000 compared to $2.0 million in the three month period ended September 30, 2011 and $291,000 during the three month period ended June 30, 2012. On a year-to-date basis, realized gains were $1.1 million in the nine month period ended September 30, 2011 compared to $2.8 million for the nine month period ended September 30, 2012. The difference is the result of management's decision to sell certain securities consistent with the Company's liquidity needs and expected duration of claim payment triangles during favorable market conditions.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the three month period ended September 30, 2012 of $1,000 compared to $113,000 for the three month period ended September 30, 2011 and $51,000 in the three month period ended June 30, 2012. Miscellaneous income prior to June 30, 2012 was primarily comprised of rental income from our corporate headquarters in Elk Grove Village, Illinois, which has subsequently been sold.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment (LAE) expense ratio, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the three month periods ended September 30, 2012 and 2011 are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above. This is the first quarter that we have achieved a combined ratio below 100% since our inception in December 2010.

Combined Ratios (in '000s)

Three Month Periods Ended	September 30, 2012	September 30, 2011	June 30, 2012
Net premium earned	$10,934	$8,797	$7,552
Underwriting expenses *	10,670	10,526	8,420
Combined ratio	97.6%	119.7%	111.5%

Nine Month Periods Ended	September 30, 2012	September 30, 2011
Net premium earned	$26,795	$26,669
Underwriting expenses *	28,018	31,582
Combined ratio	104.6%	118.4%

*Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Income/Loss before Income Taxes
Atlas generated pre-tax income of $1.7 million in the three month period ended September 30, 2012, compared to pre-tax income of $1.1 million in three month period ended September 30, 2011 and pre-tax income of $130,000 in the three month period ended June 30, 2012.
In the nine month period ended September 30, 2012, Atlas generated pre-tax income of $1.9 million compared to income of $555,000 in the nine month period ended September 30, 2011.
Income Tax Benefit
Atlas recognized no tax expense in the three month period ended September 30, 2012, nor during the three month period ended September 30, 2011 or the three month period ended June 30, 2012. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three month periods ended September 30, 2012 and 2011:
Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$563	34.0%	$362	34.0%	$653	34.0%	$(174)	34.0%
Valuation allowance	(566)	(34.2)%	(384)	(56.0)%	(658)	(34.2)%	131	(25.6)%
Nondeductible expenses	5	0.3%	22	22.0%	10	0.5%	43	(8.4)%
Other	(2)	(0.1)%		—%	(5)	(0.3)%		—%
Total	$—	—%	$—	—%	$—	—%	$—	—%
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
Net Income/Loss and Earnings/Loss per Common Share
Atlas earned $1.7 million during the three month period ended September 30, 2012 versus income of $1.1 million during the three month period ended September 30, 2011 and income of $130,000 for the three month period ended June 30, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted earnings per common share in the three month period ended September 30, 2012 was $0.08 versus earnings per common share of $0.05 in three month period ended September 30, 2011 and a loss per common share of $0.00 in the three month period ended June 30, 2012.
For the three month period ended September 30, 2012, there were 18,433,153 weighted average common shares outstanding used to compute basic earnings per share and 18,447,902 used for diluted earnings per share. For the three month period ended September 30, 2011, there were 18,374,968 weighted average common shares outstanding used to compute basic earnings per share and

18,415,488 shares for diluted earnings per common share. Finally, there were 18,433,153 common shares used to compute basic and diluted loss per common share for the three month period ended June 30, 2012.
Atlas earned $1.9 million during the nine month period ended September 30, 2012 compared to income of $555,000 during the nine month period ended September 30, 2011. The basic and diluted earnings per common share in the nine month period ended September 30, 2012 was $0.07 compared to $0.00 in the nine month period ended September 30, 2011.
Book Value per Ordinary Share
Book value per ordinary share was as follows:

(in '000s, except for shares and per share data)	September 30, 2012	June 30, 2012	September 30, 2011
Shareholders' Equity	59,103	57,031	58,781
Preferred stock in Equity	18,000	18,000	18,000
Accumulated dividends on preferred stock	1,416	1,212	606
Common Equity	39,687	37,819	40,175
Shares outstanding	18,433,153	18,433,153	18,376,887
Book value per common share outstanding	$2.15	$2.05	$2.19

V. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

($ in thousands, except par values)

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $106,122 and $101,473)	$109,555	$103,491
Equity securities, at fair value (cost $0 and $994)	—	1,141
Total Investments	109,555	104,632
Cash and cash equivalents	12,151	23,249
Accrued investment income	807	586
Accounts receivable and other assets (Net of allowance of $385 and $4,254)	24,811	9,579
Reinsurance recoverables, net	6,983	8,044
Prepaid reinsurance premiums	2,219	2,214
Deferred policy acquisition costs	4,501	3,020
Deferred tax asset, net	6,343	6,775
Software and office equipment, net	1,157	440
Assets held for sale	166	13,634
Investment in investees	1,250	—
Total Assets	$169,943	$172,173

Liabilities
Claims liabilities	$73,574	$91,643
Unearned premiums	28,325	15,691
Due to reinsurers and other insurers	4,658	5,701
Other liabilities and accrued expenses	4,283	2,884
Total Liabilities	$110,840	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.001, 800,000,000 shares authorized, 4,628,292 shares issued and outstanding at September 30, 2012 and 4,625,526 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.001, 100,000,000 shares authorized, 13,804,861 shares issued and outstanding at September 30, 2012 and December 31, 2011	14	14
Additional paid-in capital	152,739	152,652
Retained deficit	(113,919)	(115,841)
Accumulated other comprehensive income, net of tax	2,265	1,425
Total Shareholders’ Equity	$59,103	$56,254
Total Liabilities and Shareholders’ Equity	$169,943	$172,173

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
Portfolio Composition
Atlas held securities with a fair value of $109.6 million as of the period ended September 30, 2012, which was comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The following table summarizes the fair value of the securities portfolio, including cash and cash equivalents, as at the dates indicated.
Fair value of securities portfolio (in '000s)

September 30, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$37,356	$1,099	$—	$38,456
	- Corporate	44,100	1,709	—	45,809
	- Commercial mortgage backed	20,372	490	—	20,862
	- Other asset backed	4,293	135	—	4,428
Total Fixed Income		$106,121	$3,433	$—	$109,555

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio excluding cash and cash equivalents at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As at:	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Due in less than one year	$18,085	16.5%	$29,407	28.4%
Due in one through five years	21,803	19.9%	27,317	26.4%
Due after five through ten years	21,806	19.9%	10,242	9.9%
Due after ten years	47,861	43.7%	36,525	35.3%
Total	$109,555	100.0%	$103,491	100.0%
As of the period ended September 30, 2012, 36.4% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.5 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.

Market Risk
Market risk is the risk that Atlas will incur losses due to adverse changes in interest rates, currency exchange rates or equity prices. Having disposed of a majority of its asset backed securities, its primary market risk exposure in the fixed income securities portfolio is to changes in interest rates. Because Atlas’ securities portfolio is comprised of primarily fixed income securities that are usually held to maturity, periodic changes in interest rate levels generally impact its financial results to the extent that the securities in its available for sale portfolio are recorded at market value. During periods of rising interest rates, the market value of the existing fixed income securities will generally decrease and realized gains on fixed income securities will likely be reduced. The reverse is true during periods of declining interest rates.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders and reinsurers. It monitors concentration and credit quality risk through policies designed to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company's policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has policies to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 91.3% rated ‘A’ or better as of the period ended September 30, 2012 compared to 95.3% as of the year ended December 31, 2011.
Credit ratings of fixed income securities portfolio (in '000s)

As at:	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$58,613	53.6%	$54,717	52.9%
AA/Aa	14,775	13.5%	21,567	20.8%
A/A	26,477	24.2%	22,380	21.6%
BBB/Baa	9,690	8.8%	4,827	4.7%
Total Securities	$109,555	100.0%	$103,491	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the three month period ended September 30, 2012, the three month period ended September 30, 2011 or the three month period ended June 30, 2012.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio as of the period ended September 30, 2012, as of the period ended September 30, 2011, or as of the year ended December 31, 2011.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the period ended September 30, 2012, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $127. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $127.
A 100 basis point increase would have also decreased other comprehensive income by approximately $4,106 due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.

Due from Reinsurers and Other Insurers
Atlas purchases reinsurance from third parties in order to reduce its liability on individual risks and its exposure to large losses. Reinsurance is coverage purchased by one insurance company from another for part of the risk originally underwritten by the purchasing (ceding) insurance company. The practice of ceding insurance to reinsurers allows an insurance company to reduce its exposure to loss by size, geographic area, and type of risk or on a particular policy. An effect of ceding insurance is to permit an insurance company to write additional insurance for risks in greater number or in larger amounts than it would otherwise insure independently, based on its statutory capital, risk tolerance and other factors.
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $7.0 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the period ended September 30, 2012 as compared to $8.0 million as of the year ended December 31, 2011.
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
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As at period ended:	September 30, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$3,471	$3,004
Loss carry-forwards	15,880	15,558
Bad debts	131	1,297
Other	1,456	1,338
Valuation Allowance	(11,703)	(12,361)
Total gross deferred tax assets	$9,235	$8,836

Deferred tax liabilities:
Investment securities	$1,167	$740
Deferred policy acquisition costs	1,530	1,027
Other	195	294
Total gross deferred tax liabilities	2,892	2,061
Net deferred tax assets	$6,343	$6,775
Atlas established a valuation allowance of approximately $11.7 million and $12.4 million for its gross future deferred tax assets as of the period ended September 30, 2012 and as of the year ended December 31, 2011, respectively.
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
Atlas has the following total net operating loss carry-forwards as of the period ended September 30, 2012:

Net operating loss carry-forward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,762
2012	2032	1,074
Total		$46,706
Assets Held for Sale
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. As of the year ended December 31, 2011, the property was recorded as a component of assets held for sale on Atlas' statement of financial position.
The total sales price of the property, which was paid in cash, amounted to $14.0 million, less closing costs and related expenses of approximately $633,000. In connection with the sale, the Company also wrote down an accrual of approximately $792,000 held for real-estate taxes. Approximately $830,000 of the sales price was held in escrow for real-estate taxes. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. In the three month period ended September 30, 2012, Atlas recognized $5,000 as income.
There are two properties located in Alabama which are still for sale. These properties are listed for sale for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the period ended September 30, 2012 and as of the year ended December 31, 2011. The provision for unpaid claims decreased by 19.7% to $73.6 million as of the period ended September 30, 2012 compared to $91.6 million as of the year ended December 31, 2011. During the three month period ended September 30, 2012, case reserves decreased by 11.2% compared to December 31, 2011, while IBNR reserves decreased by 39.6% generally due to the reporting of claims related to prior accident years and case reserve changes, which are consistent with management’s expectations.
Provision for unpaid claims by type - gross

As at:	September 30, 2012	December 31, 2011	YTD% Change
Case reserves	$57,050	$64,276	(11.2)%
IBNR	16,524	27,367	(39.6)%
Total	$73,574	$91,643	(19.7)%
Provision for unpaid claims by line of business – gross

As at:	September 30, 2012	December 31, 2011	YTD% Change
Non-standard auto	$12,472	$23,863	(47.7)%
Commercial auto	55,025	58,700	(6.3)%
Other	6,077	9,080	(33.1)%
Total	$73,574	$91,643	(19.7)%
Provision for unpaid claims by line of business - net of reinsurance recoverables

As at:	September 30, 2012	December 31, 2011	YTD% Change
Non-standard Auto	$10,091	$21,157	(52.3)%
Commercial Auto	52,752	56,328	(6.3)%
Other	4,134	6,332	(34.7)%
Total	$66,977	$83,817	(20.1)%

Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2012 and September 30, 2011 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Unpaid claims, beginning of period	$77,350	$112,011	$91,643	$132,579
Less: reinsurance recoverable	8,153	1,968	7,825	6,477
Net beginning unpaid claims reserves	69,197	104,043	83,818	126,102
Incurred related to:
Current year	6,976	6,962	18,141	20,600
Prior years	190	17	337	(4)
	7,166	6,979	18,478	20,596
Paid related to:
Current year	2,302	4,279	6,224	8,455
Prior years	7,082	14,660	29,093	46,160
	9,384	18,939	35,317	54,615

Net unpaid claims, end of period	$66,979	$92,083	$66,979	$92,083
Add: reinsurance recoverable	6,595	9,374	6,595	9,374
Unpaid claims, end of period	$73,574	$101,457	$73,574	$101,457
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
Our claims reserving practices are designed to set reserves that in the aggregate are adequate to pay all claims at their ultimate settlement value. Thus, our reserves are not discounted for inflation or other factors. Also, our reserves are the same on both a US GAAP and statutory basis of accounting.
Due to Reinsurers
The decrease in due to reinsurers is consistent with the payout patterns of the underlying claims liabilities.
Off-balance sheet arrangements
As of September 30, 2012, Atlas has the following cash obligations related to its operating leases. The remainder of 2012 is negative due to rent abatement received in the lease of our headquarters building.
Operating Lease Commitments (in '000s)

Year	2012	2013	2014	2015	2016 and beyond	Total
Amount	$(6)	$776	$683	$693	$995	$3,141

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the nine month periods ended September 30, 2012 and September 30, 2011:

Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					1,922		1,922
Other comprehensive income						840	840
Share-based compensation				84			84
Stock options exercised				3			3
Balance September 30, 2012	$18,000	$4	$14	$152,739	$(113,919)	$2,265	$59,103

Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					555		555
Other comprehensive loss						(2,046)	(2,046)
Share-based compensation				84			84
Stock options exercised				19			19
Balance September 30, 2011	$18,000	$4	$14	$152,569	$(112,816)	$1,010	$58,781
As of November 6, 2012, there are 6,770,746 ordinary voting common shares, 11,662,307 restricted voting common shares and 18,000,000 preferred shares issued and outstanding.
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
Preferred shares are not entitled to vote and are beneficially owned or controlled by Kingsway. They accrue dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. Upon liquidation, dissolution or winding-up of Atlas, holders of preferred shares receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date that is after December 31, 2015, the fifth year after issuance at the rate of 0.3808 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of December 31, 2012, two years from issuance date, or the date at which Kingsway's beneficial interest is less than 10%.
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1.4 million as of the period ended September 30, 2012. The accumulation of these dividends has an unfavorable impact on book value per share of $0.08 as of the period ended September 30, 2012 and an unfavorable impact to earnings per share of $0.01 for the three month period ended September 30, 2012.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at September 30, 2012, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in '000s)

	Nine Month Periods Ended
	September 30, 2012	September 30, 2011
Cash Used by Operating Activities	(19,344)	(31,532)
Cash Provided by Investing Activities	8,243	42,603
Cash Provided by Financing Activities	3	19
Net decrease in cash	(11,098)	11,090
Cash used in operations during the nine month period ended September 30, 2012 was favorable relative to the nine month period ended September 30, 2011 primarily as a result of fewer payments for claims ($35.3 million versus $54.6 million). Cash generated by investing activities during the nine month period ended September 30, 2012 was unfavorable relative to the nine month period ended September 30, 20111 primarily as a result of the timing and nature of investment purchases and sales.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended September 30, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

The insurance subsidiaries' provisions for unpaid claims may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.

Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of losses and expenses related to the administration of claims incurred on the insurance policies we write. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims and as such, the process is inherently complex and imprecise. These estimates are based upon various factors, including:

•	actuarial and statistical projections of the cost of settlement and administration of claims reflecting facts and circumstances then known;

•	historical claims information;

•	assessments of currently available data;

•	estimates of future trends in claims severity and frequency;

•	judicial theories of liability;

•	economic factors such as inflation;

•	estimates and assumptions regarding judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and

•	the level of insurance fraud.

Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable development in any of these factors could cause the level of reserves to be inadequate. The following factors may have a substantial impact on future claims incurred:

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

For example, at the end of 2010, a detailed review of claim payment and reserving practices was performed, which led to significant changes in both practices, increasing ultimate loss estimates and accelerating claim payments. Reserves were adjusted at that time by approximately $2.3 million to account for these changes, primarily during the second and third quarters of 2010. This review continued into 2011 and Atlas recorded a $1.8 million adjustment to further strengthen its reserves for claims related to policies issued while the insurance subsidiaries were under previous ownership in years preceding 2010. We cannot guarantee that we will not have additional unfavorable reserve developments in the future. In addition, we may in the future acquire other insurance companies. We cannot guarantee that the provisions for unpaid claims of the companies that we acquire are or will be adequate. Government regulators could require that we increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims causes a reduction in our insurance subsidiaries' surplus which could cause a downgrading of our insurance subsidiaries' ratings. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies.

Our success depends on our ability to accurately price the risks we underwrite.
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system generally.
Consequently, we could under price risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.
Our insurance subsidiaries rely on independent agents and other producers to bind insurance policies on and to collect premiums from our policyholders, which exposes us to risks that our producers fail meet their obligations to us.

Our insurance subsidiaries market and distribute automobile insurance products through a network of independent agents and other producers in the United States. As a result, we rely heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. In the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in losses that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer and thereafter the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.

Our insurance subsidiaries may be unable to mitigate their risk or increase their underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, we may be adversely affected.

In order to reduce underwriting risk and increase underwriting capacity, our insurance subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insurance subsidiaries' insureds. Through the nine month period ended September 30, 2012, we had ceded premium written of $4.9 million. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our company's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our company's underwriting practices or reduce our company's underwriting commitments, which could adversely affect our results of operations.

The insurance subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of their insureds. The inability of their risk sharing partners to meet their obligations could adversely affect their profitability.

Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of September 30, 2012, we had an aggregate of $7.0 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that it exceeds those limits.

With respect to insurance programs, the insurance subsidiaries are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to captives established by their clients or deductibles retained by their clients. No assurance can be given regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect profitability.

The exclusions and limitations in our policies may not be enforceable.

Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and claims handling expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The occurrence of severe catastrophic events may have a material adverse effect on our financial results and financial condition.

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business, most property and casualty insurance contains some exposure to catastrophic loss. We have only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our our ability to write new business. These losses could deplete our shareholders' equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

The risk models we use to quantify catastrophe exposures and risk accumulations may prove inadequate in predicting all outcomes from potential catastrophe events.

We use widely accepted and industry-recognized catastrophe risk modeling programs to help us quantify our aggregate exposure to any one event. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model's predictions is largely dependent on the accuracy and quality of the data provided in the underwriting process and the judgments of our employees and other industry professionals. These models do not anticipate all potential perils or events that could result in a catastrophic loss to us. Furthermore, it is often difficult for models to anticipate and incorporate events that have not been experienced during or as a result of prior catastrophes. Accordingly, it is possible for us to be subject to events or contingencies that have not been anticipated by our catastrophe risk models and which could have a material adverse effect on our reserves and results of operations.

Financial Risks

We are a holding company dependent on the results of operations of our subsidiaries and their ability to pay dividends and other distributions to us.

Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our company's insurance subsidiaries. As a result, our company's only sources of income are dividends and other distributions from our insurance subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our insurance subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In Illinois, the insurance subsidiaries' state of domicile, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Our insurance subsidiaries cannot currently pay any dividends to Atlas without regulatory approval. In addition, prior to entering into any loan or certain other agreements between one or more of our insurance companies and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our insurance subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.

Our insurance company subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of Illinois and each state in which they issue policies. Any failure by one of our insurance subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do.

We are subject to assessments and other surcharges from state guaranty funds, mandatory reinsurance arrangements and state insurance facilities, which may reduce our profitability.

Virtually all states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in mandatory reinsurance funds. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.

We depend on income from our securities portfolio for a substantial portion of our earnings. Investment returns are an important part of overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of fixed income securities. As of September 30, 2012, the majority of the investment portfolio was invested in fixed income securities. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. Historically, we have not had the need to sell our investments to generate liquidity. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would recognize investment losses on those securities when that determination was made.

Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed maturity securities. U.S. and global markets have been experiencing volatility since mid-2007. Initiatives taken by the U.S. and foreign governments have helped to stabilize the financial markets and restore liquidity to the banking system and credit markets. In addition, markets in the United States and around the world experienced volatility in 2011 due, in part, to sovereign debt downgrades. Although economic conditions and financial markets have somewhat stabilized, if market conditions were to deteriorate, our investment portfolio could be adversely affected.

Difficult conditions in the economy generally may materially adversely affect our business, results of operations, and statement of financial position and these conditions may not improve in the near future.

Current market conditions and the instability in the global financial markets present additional risks and uncertainties for our business. In particular, deterioration in the public debt markets could lead to additional investment losses and an erosion of capital as a result of a reduction in the fair value of investment securities. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, created significant unrealized losses in our securities portfolio at certain stages in 2009.

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the U.S. during 2011, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

We and our investment manager consider these issues in connection with current asset allocation decisions with the object of avoiding them going forward. However, depending on market conditions going forward, we could again incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. There can be no assurance that the current market conditions will improve in the near future. We could also experience a reduction in capital in the insurance subsidiaries below levels required by the regulators in the jurisdictions in which we operate. Certain trust accounts for the benefit of related companies and third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements putting the subsidiary or subsidiaries in breach of the agreement.

We may not have access to capital in the future.

We may need new or additional financing in the future to conduct our operations, or expand our business. However, we may be unable to raise capital on favorable terms, or at all, including as a result of disruptions, uncertainty and volatility in the global credit markets, or due to any sustained weakness in the general economic conditions and/or financial markets in Canada, the United States or globally. From time-to-time, we may rely on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes.

The limited public float and trading volume for our shares may have an adverse impact on the share price or make it difficult to liquidate.

Our securities are held by a relatively small number of shareholders. Future sales of substantial amounts of our shares in the public market, or the perception that these sales could occur, may adversely impact the market price of our shares and our shares could be difficult to liquidate.

Our ordinary shares may be listed on both the TSXV and the NASDAQ which may increase the volatility of our ordinary share price on both exchanges.

Upon completion of the offering, we expect our ordinary shares to be dual listed on NASDAQ and the TSX Venture Exchange. However, once our ordinary shares are dual listed, the trading volume of our ordinary shares on each particular exchange may decrease. As a result of this diminished trading volume, the stock price of our ordinary shares may be more volatile.

Our business depends upon key employees, and if we are unable to retain the services of these key employees or to attract and retain additional qualified personnel, our business may suffer.
Our operations depend, to a great extent, upon the ability of executive management and other key employees to implement our business strategy and our ability to attract and retain additional qualified personnel in the future. The loss of the services of any of our key employees, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. In addition, our company must forecast volume and other factors in changing business environments with reasonable accuracy and adjust our hiring and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead our company either to over-staffing (which could adversely affect our cost structure) or under-staffing (which could impair our ability to service current product lines and new lines of business). In either event, our financial results and customer relationships could be adversely affected.

Compliance Risks
We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.

As a holding company which owns insurance companies domiciled in the United States, we and our insurance subsidiaries are subject to comprehensive laws and regulations. These laws and regulations generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including:

•	rate setting;

•	the National Association of Insurance Commissioner's Risk Based Capital (RBC) ratio and solvency standards, as adopted by the state insurance departments which regulate our subsidiaries;

•	restrictions on the amount, type, nature, quality and quantity of securities in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions; and

•	insolvency proceedings.

Such rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. A significant amount of resources has been committed to monitor and address any internal control issues, and failure to do so could adversely impact operating results. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of regulations. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could have a material adverse affect on our operations. In addition, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have an adverse effect on our profitability. It is not possible to predict the future impact of changing federal and state regulation on our operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws and regulations. New or more restrictive regulations, including changes in current tax or other regulatory interpretations affecting an alternative risk transfer insurance model, could make it more expensive for our company to conduct our businesses, restrict the premiums our subsidiaries are able to charge or otherwise change the way it does business. In addition, economic and financial market turmoil may result in U.S. federal oversight of the insurance industry in general.

Our business is subject to risks related to litigation and regulatory actions.

We may from time-to-time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders;

•	disputes regarding sales practices, disclosure, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	limitations on the conduct of our business;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes with taxing authorities regarding tax liabilities; and

•	disputes relating to certain businesses acquired or disposed of by us.

As insurance industry practices and regulatory, judicial and industry conditions change, unexpected and unintended issues related to pricing, claims, coverage and business practices may emerge. Plaintiffs often target P&C insurers in purported class action litigation relating to claims handling and insurance sales practices. The resolution and implications of new underwriting, claims and coverage issues could have a negative effect on our business by extending coverage beyond our underwriting intent, increasing the size of claims or otherwise requiring them to change their practices. The effects of unforeseen emerging claim and coverage issues could negatively impact revenues, results of operations and reputation. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

We have been and may be subject to governmental or administrative investigations and proceedings in the context of our highly regulated sectors of activity. For example, our insurance subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI. The result of these inquiries could lead to additional requirements being placed on us or our insurance subsidiaries or other conditions, any of which could increase our costs of regulatory compliance and could have an adverse affect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews, and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.

Our business could be adversely affected as a result of changing political, regulatory, economic or other influences.

The insurance industry is subject to changing political, economic and regulatory influences. These factors affect the practices and operation of insurance and reinsurance organizations. Legislatures in the United States and other jurisdictions have periodically considered programs to reform or amend their respective insurance and reinsurance regulatory systems. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions. Changes in current insurance regulation may result in increased governmental involvement in the insurance industry or may otherwise change the business and economic environment in which insurance industry participants operate. Historically, the automobile insurance industry has been under pressure from time to time from regulators, legislators or special interest groups to reduce, freeze or set rates at levels that are not necessarily related to underlying costs or risks, including initiatives to reduce automobile and other commercial line insurance rates. These changes may limit the ability of the insurance subsidiaries to price automobile insurance adequately and could require us to discontinue unprofitable product lines, make unplanned modifications of our products and services, or result in delays or cancellations of sales of our products and services.
Strategic Risks
Our geographic concentration ties our performance to the business, economic, regulatory and other conditions of certain states.

Some jurisdictions (including, most notably Illinois, but also Michigan, Minnesota, New York and Louisiana) generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of property/casualty insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in that market.

In order to operate in a profitable manner, we need to maintain our current level of premiums written. We may experience difficulty in managing historic and future growth, which could adversely affect our results of operations and financial condition.

We believe that, given our fixed costs associated with underwriting and administering our insurance operations, our insurance subsidiaries must maintain annual net written premiums in excess of approximately $50 million in order to achieve our targeted levels of profitability. In order to maintain and increase this level of premiums written, we intend to expand geographically and increase our market share via our expanded distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand.

The integration and management of acquired books of business, acquired businesses and other growth initiatives involve numerous risks that could adversely affect our profitability, and are contingent on many factors, including:

•	expanding our financial, operational and management information systems;

•	managing our relationships with independent agents, brokers, and legacy program managers including maintaining adequate controls;

•	expanding our executive management and the infrastructure required to effectively control our growth;

•	maintaining ratings for certain of our insurance subsidiaries;

•	increasing the statutory capital of our insurance subsidiaries to support growth in written premiums;

•	accurately setting claims provisions for new business where historical underwriting experience may not be available;

•	obtaining regulatory approval for appropriate premium rates; and

•	obtaining the required regulatory approvals to offer additional insurance products or to expand into additional states or other jurisdictions.

Our failure to grow our premiums written or to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

Engaging in acquisitions involves risks and, if we are unable to effectively manage these risks our business may be materially harmed.

Acquisitions of similar insurance providers are expected to be a material component of our growth strategy, subject to availability of suitable opportunities and market conditions. From time-to-time we may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition, our share price may fall depending on the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per share. Acquisitions entail numerous risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid claims;

•	diversion of management's attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of policyholders or key employees of acquired companies.

We may be unable to integrate or profitably operate any business, operations, personnel, services or products that we may acquire in the future, which may result in our inability to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. Integration may result in the loss of key employees, disruption to the existing businesses or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected.

Various factors may inhibit potential acquisition bids that could be beneficial to shareholders.

Regulatory provisions may delay, defer or prevent a takeover attempt that shareholders may consider in their best interest. For example, under applicable state statutes, subject to limited exceptions, no person or entity may, directly or indirectly, acquire control of a domestic insurer without the prior approval of the state insurance regulator. Under the insurance laws, "control" (including the terms "controlling," "controlled by" and "under common control with") is generally defined to include acquisition of a certain percentage or more of an insurer's voting securities (such as 10% or more under Illinois law). These requirements may require a potential bidder to obtain prior approval from the insurance departments of the states in which the insurance subsidiaries are domiciled and commercially domiciled and may require pre-acquisition notification in other states. Obtaining these approvals could result in material delays or deter any such transaction. Regulatory requirements could make a potential acquisition of our company more difficult and may prevent shareholders from receiving the benefit from any premium over the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

Provisions in our organizational documents, corporate laws and the insurance laws of Illinois and other states could impede an attempt to replace or remove management or directors or prevent or delay a merger or sale, which could diminish the value of our shares.

Our Memorandum of Association, Articles of Association and Code of Regulations and the corporate laws and the insurance laws of various states contain, or are anticipated to contain, provisions that could impede an attempt to replace or remove management or directors or prevent the sale of the insurance subsidiaries that shareholders might consider to be in their best interests. These provisions may include, among others:

•	requiring a vote of holders of 5% of the ordinary shares to call a special meeting of shareholders;

•	requiring a two-thirds vote to amend the Articles of Association;

•	requiring the affirmative vote of a majority of the voting power of shares represented at a special meeting of shareholders; and

•
statutory requirements prohibiting a merger, consolidation, combination or majority share acquisition between the insurance subsidiaries and an interested shareholder or an affiliate of an interested shareholder without regulatory approval.

These provisions may prevent shareholders from receiving the benefit of any premium over the market price of our shares offered by a bidder in a potential takeover. In addition, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts. The applicable insurance laws require prior notice or regulatory approval of direct or indirect changes in control of an insurance company or any person or entity that controls an insurance company. The insurance laws of the State of Illinois, where the insurance subsidiaries are domiciled, provide that no corporation or other person may acquire direct or indirect control of a domestic insurance company unless it has given notice to such insurance company and obtained prior written approval of the relevant insurance regulatory authorities. Under Illinois law, a purchaser of 10% or more of our voting securities could become subject to these regulations and could be required to file notices and reports with, and obtain written approval from, the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts.

Market and Competition Risks
Because the insurance subsidiaries are commercial automobile insurers, conditions in that industry could adversely affect their business.
The majority of the gross premiums written by our insurance subsidiaries are generated from commercial automobile insurance policies. Adverse developments in the market for commercial automobile insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The commercial automobile insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. These fluctuations in the business cycle have negatively impacted and could continue to negatively impact the revenues of our company. The results of the insurance subsidiaries, and in turn, us, may also be affected by risks, to the extent they are covered by the insurance policies we issue, that impact the commercial automobile industry related to severe weather conditions, floods, hurricanes, tornadoes, earthquakes and tsunamis, as well as explosions, terrorist attacks and riots. The insurance subsidiaries' commercial automobile insurance business may also be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact profitability. Legacy business previously written by us also includes private passenger auto, surety and other P&C insurance business. Adverse developments relative to previously written business could have a negative impact on our results.

The insurance and related businesses in which we operate may be subject to periodic negative publicity which may negatively impact our financial results.

The products and services of the insurance subsidiaries are ultimately distributed to individual and business customers. From time-to-time, consumer advocacy groups or the media may focus attention on insurance products and services, thereby subjecting the industry to periodic negative publicity. We also may be negatively impacted if participants in one or more of our markets engage in practices resulting in increased public attention to our business. Negative publicity may also result in increased regulation and legislative scrutiny of practices in the P&C insurance industry as well as increased litigation. These factors may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or by increasing the regulatory burdens under which we operate.

The highly competitive environment in which we operate could have an adverse effect on our business, results of operations and financial condition.

The commercial automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than us. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interest to compete solely on price, and we may from time-to-time experience a loss of market share during periods of intense price competition. Our business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect our ability to attract and retain profitable business. Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. We believe our pricing model will generate future underwriting profits.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We market and distribute our insurance programs exclusively through independent insurance agents and specialty insurance brokers. As a result, our business depends in large part on the marketing efforts of these agents and brokers and on our ability to offer insurance products and services that meet the requirements of the agents, the brokers and their customers. However, these agents and brokers are not obligated to sell or promote our products and many sell or promote competitors' insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to continue to attract and retain independent agents and brokers to sell our insurance products. The failure or inability of independent agents and brokers to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.

If we are unable to maintain our claims-paying ratings, our ability to write insurance and to compete with other insurance companies may be adversely impacted. A decline in rating could adversely affect our position in the insurance market, make it more difficult to market our insurance products and cause our premiums and earnings to decrease.

Financial ratings are an important factor influencing the competitive position of insurance companies. Third party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based upon criteria that they have established. Periodically these rating agencies evaluate the business to confirm that it continues to meet the criteria of the ratings previously assigned. Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company's premiums. The insurance subsidiaries are rated by A.M. Best, which issues independent opinions of an insurer's financial strength and its ability to meet policyholder obligations. A.M. Best ratings range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate rating categories. The objective of A.M. Best's rating system is to provide potential policyholders and other interested parties an opinion of an insurer's financial strength and ability to meet ongoing obligations, including paying claims.

On January 30, 2012, A.M. Best Co. affirmed the financial strength rating of American Country and American Service as “B” and the outlook assigned to all ratings is “Stable.” There is a risk that A.M. Best will not maintain these ratings in the future. If the insurance subsidiaries' ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

Our ability to generate written premiums is impacted by seasonality which may cause fluctuations in our operating results and to our stock price.

The P&C insurance business is seasonal in nature. While our net premiums earned are generally stable from quarter to quarter, our gross premiums written follow the common renewal dates for the “light” commercial risks that represent our core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. Our ability to generate written premiums is also impacted by the timing of policy periods in the states in which we operate. As a result of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Additionally, this seasonality may cause fluctuations in our stock price. We believe seasonality will have an ongoing impact on our business.

U.S. Tax Risks
If our company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies would result and certain adverse tax rules would apply.
Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended, the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat our company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If our company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both our company and the recipients and holders of stock in our company, including that dividend distributions from our insurance subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carry-forwards that could have otherwise been utilized.
Our use of losses may be subject to limitations and the tax liability of our company may be increased.
Generally, a change of more than 50% in the ownership of a corporation's stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change generally limits a U.S. corporation's ability to use net operating loss carry-forwards attributable to the period prior to the change. Both the insurance subsidiaries experienced ownership changes in connection with the private placement and reverse merger transaction completed in the last quarter of 2010, such that the use of their net operating loss carry-forwards will be subject to limitation.  In addition, the amounts of any pre-transaction net operating losses of the insurance subsidiaries and tax basis that were available for use by the insurance subsidiaries following the reverse merger transaction were limited by tax elections taken on tax returns of the insurance subsidiaries' former parent. Our former parent controlled the determination of which elections are made and the extent to which the elections have impacted the net operating losses and tax attributes of the insurance subsidiaries for net operating losses and tax attributes generated in periods through December 31, 2010.  We will not be compensated to the extent the net operating losses and tax attributes are reduced or otherwise unfavorably adjusted due to changes and elections in the former parent's 2010 and prior tax filings.
Further limitations on the utilization of losses may apply because of the “dual consolidated loss” rules, which will also require our company to recapture into income the amount of any such utilized losses in certain circumstances. As a result of the application of these rules, the future tax liability of our company and our insurance subsidiaries could be significantly increased. In addition, taxable income may also be recognized by our company or our insurance subsidiaries in connection with the 2010 reverse merger transaction.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of securities during the three month period ended September 30, 2012 or the year ended December 31, 2011.
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

Date: November 12, 2012	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer