Form 10-K
period 2012-12-31
Atlas Financial Holdings, Inc.
filed 2013-03-18
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended:	COMMISSION FILE NUMBER:
December 31, 2012	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.003 par value per share	TSX Venture Exchange
Nasdaq Stock Market

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
     Large Accelerated Filer ☐                            Accelerated Filer        ☐
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

There were 8,095,892 shares of the Registrant's common stock outstanding as of March 14, 2013, of which 6,833,421 are ordinary common shares and 1,262,471 are restricted shares. Of the Registrant's ordinary common shares outstanding, 5,421,129 shares as of March 13, 2013 were held by non-affiliates of the Registrant.
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012, was approximately $3.8 million.
For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2012

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or American Country, and American Service Insurance Company, Inc., or American Service, together with American Country, which we refer to as our “insurance subsidiaries”. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. Subsequent to the year ended December 31, 2012, Atlas acquired a third insurance subsidiary, Gateway Insurance Company, as detailed further on the following pages.

We were formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service and American Country were transferred to us by Kingsway America Inc., or KAI, a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a Canadian public company whose shares are traded on the Toronto and New York Stock Exchanges. Prior to the transaction, each of American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. With roots dating back to 1925 selling insurance for taxi cabs, American Country is one of the oldest insurers of U.S. taxi and livery business. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.

In connection with the acquisition of American Service and American Country, we streamlined the operations of the insurance subsidiaries to focus on the “light” commercial automobile lines of business we believe will produce favorable underwriting results. Over the past two years, we have disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Our sole focus going forward is the underwriting of commercial automobile insurance in the U.S.

The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this annual report on Form 10-K.

On December 31, 2010, following the reverse merger transaction described immediately hereafter, we filed a Certificate of Registration by Way of Continuation in the Cayman Islands to re-domesticate as a Cayman Islands company. In addition, on December 30, 2010 we filed a Certificate of Incorporation on Change of Name to change our name to Atlas Financial Holdings, Inc. Our current organization is a result of a reverse merger transaction involving the following companies:

(a)	JJR VI, sponsored by JJR Capital, a Toronto based merchant bank;

(b)
American Insurance Acquisition Inc., or American Acquisition, a corporation formed under the laws of Delaware as a wholly owned subsidiary of Kingsway America Inc., or KAI. KAI is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a Canadian public company formed under the laws of Ontario and whose shares are traded on the Toronto and New York Stock Exchanges; and

(c)	Atlas Acquisition Corp., a Delaware corporation wholly-owned by JJR VI and formed for the purpose of merging with and into American Acquisition.

Prior to the transaction, each of American Service and American Country were wholly owned subsidiaries of KAI. In connection with the reverse merger transaction, KAI transferred 100% of the capital stock of each of American Service and American Country to American Acquisition (another wholly owed subsidiary of KAI) in exchange for C$35.1 million of common and C$18.0 million of preferred shares of American Acquisition and promissory notes worth C$7.7 million, aggregating C$60.8 million. In addition, American Acquisition raised C$8.0 million through a private placement offering of subscription receipts to qualified investors in both the United States and Canada at a price of C$6.00 per subscription receipt.

KAI received 4,601,621 restricted voting common shares of our company, which we refer to as “restricted voting shares”, then valued at $27.8 million, along with 18,000,000 non-voting preferred shares of our company then valued at C$18.0 million and

C$8.0 million cash for total consideration of C$60.8 million in exchange for 100% of the outstanding shares of American Acquisition and full payment of certain promissory notes. Investors in the American Acquisition private placement offering of subscription receipts received 1,327,834 of our ordinary shares, which we refer to as “ordinary shares”, plus warrants to purchase one ordinary share of our company for each subscription receipt at C$6.00 at any time until December 31, 2013. Every 10 common shares of JJR VI held by the shareholders of JJR VI immediately prior to the reverse merger were, upon consummation of the merger, consolidated into one ordinary share of JJR VI. Upon re-domestication in the Cayman Islands, these consolidated shares were then exchanged on a one-for-one basis for our ordinary shares.

On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary shares and restricted voting shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' ordinary shares to meet certain listing requirements of the NASDAQ Capital Market. Unless otherwise noted, all historical share and per share values in this Annual Report on Form 10-K reflect the one-for-three reverse stock split.

Substantially all of our new premiums written are in “light” commercial automobile lines of business. In the year ended December 31, 2012, gross premium written from commercial automobile was $50.5 million, representing a 169.0% increase relative to the year ended December 31, 2011. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 91.8% of gross premium written in the year ended December 31, 2012 compared to 44.7% during the year ended December 31, 2011.

We are committed to the “light” commercial automobile lines of business. With the completion of the acquisition of Gateway, we increased the footprint of our current market focus to 39 states and the District of Columbia through the addition of California, Hawaii, Montana, Nebraska, North Dakota, South Dakota, Washington and West Virginia. Together, our insurance subsidiaries are licensed to write property and casualty, or P&C, insurance in 46 states plus the District of Columbia in the United States. American Country and American Service actively wrote commercial automobile insurance in more states during 2012 than in any prior year.

Market

Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. The “light” commercial automobile policies we underwrite provide coverage for light weight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators.

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by A.M. Best. A recent survey by A.M. Best estimates the total market for commercial automobile liability insurance to be approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity.

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

Acquisition of Gateway Insurance Company

On January 2, 2013 we acquired Camelot Services, Inc., or Camelot Services, a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company, or Gateway, from Hendricks Holding Company, Inc., or Hendricks, an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

Gateway is a St. Louis, Missouri-based insurance company that currently underwrites approximately $10.0 million of annual taxi and limousine net written premium. Gateway is an admitted carrier in 46 states plus the District of Columbia. Our acquisition of Gateway expanded our core commercial automobile lines to a total of 39 states and the District of Columbia, including California, Hawaii, Montana, Nebraska, North Dakota, South Dakota, Washington and West Virginia.

Under the terms of the stock purchase agreement, the purchase price equaled the tangible GAAP book value of Camelot Services at December 31, 2012, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2012. Additional consideration may be paid to the seller, or returned to us by the seller, depending upon, among other things, the future development of Gateway’s actual loss reserves for certain lines of business and the utilization of certain deferred tax assets over time. Gateway also writes workers’ compensation insurance, which was terminated as part of the transaction. An indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway’s workers’ compensation business was ceded to a third party captive reinsurer funded by the seller as part of the transaction.

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2 million preferred shares) and $6.3 million in cash. We have contractual protections to offset up to $2.0 million of future adverse reserve development. We have also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development.

Initial Public Offering in the United States

On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $10.3 million were realized on the issuance of the shares. Since that time, Atlas' shares have traded on the NASDAQ under the symbol "AFH."

The principal purposes of the initial offering in the United States are to create a public market for Atlas' ordinary shares and thereby enable future access to the public equity markets by Atlas and its shareholders, and to obtain additional capital. The intended usage of the net proceeds from the offering are for working capital, to acquire complementary businesses or other assets, to repurchase preferred shares, which accrue dividends on a cumulative basis at a rate of $0.045 per share per year (4.5%), or for other general corporate purposes; however there are no specific planned uses of the net proceeds.
Competitive Strengths

Our value proposition is driven by our competitive strengths, which include the following:

Focus on niche commercial insurance business. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and increasing scale. We develop and deliver superior specialty commercial automobile insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit for our insurance subsidiaries. We have experienced a favorable trend in loss ratios in 2012 attributable to the increased composition of commercial automobile written premium as a percentage of the total written premium. We expect the loss ratio to continue decreasing as we complete the transition away from non-standard automobile insurance and other non-core lines of business.
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
Strong market presence with recognized brands and long-standing distribution relationships. American Country, American Service and Gateway have a long heritage as insurers of taxi, livery and para-transit businesses. All of the insurance subsidiaries have strong brand recognition and long-standing distribution relationships in our target markets. Through regular interaction with our retail producers, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to the right market at the right time.

Sophisticated underwriting and claims handling expertise. Atlas has extensive experience and expertise with respect to underwriting and claims management in our specialty area of insurance. Our well-developed underwriting and claims infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. We believe our underwriting and claims handling expertise provides enhanced risk selection, high quality service to our customers and greater control over claims expenses. We are committed to maintaining this underwriting and claims handling expertise as a core competency as our volume of business increases.

Scalable operations positioned for growth. Significant progress has also been made in aligning our cost base to our expected revenue going forward. The core functions of the insurance subsidiaries were integrated into a common operating platform. We believe that our insurance subsidiaries are well-positioned to begin returning to the volume of premium they wrote in the recent past with better than industry level profitability from the efficient operating infrastructure honed in 2011.

Experienced management team. We have a talented and experienced management team who have decades of experience in the property and casualty insurance industry. Our senior management team has worked in the property and casualty industry for an average of 21 years and with the insurance subsidiaries, directly or indirectly, for an average of 12 years.

Strategic Focus

Vision

Our goal is to be the preferred specialty commercial transportation insurer in any geographic area where our value proposition delivers benefit to all stakeholders.

Mission

We develop and deliver superior specialty insurance products priced to meet our customers’ needs and generate consistent underwriting profit for our insurance subsidiaries. These products are distributed to the insured through independent retail agents utilizing our company’s operating platform.

We seek to achieve our vision and mission through the design, sophisticated pricing and efficient delivery of specialty transportation insurance products. Through constant interaction with our retail producers, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to the right market at the right time. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. We focus on our key strengths and seek to expand our geographic footprint and products only to the extent these activities support our vision and mission. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and increasing scale.

Outlook
Over the past two years, through dispositions and by placing certain lines of business into run-off, the insurance subsidiaries have streamlined operations to focus on the lines of business they believe will produce favorable underwriting results. Significant progress has also been made in aligning the cost base to our expected revenue base going forward. The core functions of the insurance subsidiaries were integrated into a common operating platform. Management believes that our insurance subsidiaries are well-positioned to begin returning to the volume of premium they wrote in the recent past with better than industry level profitability. The insurance subsidiaries have a long heritage with respect to their continuing lines of business and will benefit from the efficient operating infrastructure honed in 2011. American Country and American Service actively wrote business in 31 states during 2012, representing more states than in any prior year, utilizing our well developed underwriting and claim methodology. Our acquisition of Gateway expanded our core commercial auto lines to 39 states and the District of Columbia.
We believe that the most significant opportunities going forward are: (i) continued re-energizing of distribution channels with the objective of recapturing business generated prior to 2009, (ii) building business in previously untapped geographic markets where our insurance subsidiaries are licensed, but not recently active, and (iii) opportunistically acquiring books of business or similar insurance companies, provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the insurance subsidiaries not successfully maintaining their recently improved ratings from A.M. Best.
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

We intend to continue to grow profitably by undertaking the following:

Re-establish legacy distribution relationships. We are focused on re-establishing relationships with independent agents that have been our insurance subsidiaries’ distribution partners in the past. We seek to develop and maintain strategic distribution relationships with a relatively small number of independent agents with substantial market presence in each state in which we currently operate. We expect to continue to increase the distribution of our core products in the states where we are actively writing insurance and re-capture insurance premium historically written by the insurance subsidiaries.

Expand our market presence. We are committed to continuing to diversify geographically by leveraging our experience, historical data and market research to expand our business in previously untapped geographic markets. Utilizing our established brands and market relationships, we have made significant inroads in new states where we had no active business in 2011. We will continue to expand into additional states where we are licensed, but not currently active, and states where we are not currently licensed to the extent that our market expansion criteria is met in a given state.

Acquire complementary books of business and insurance companies. We plan to opportunistically pursue acquisitions of complementary books of business and insurance companies provided market conditions support this activity. We will evaluate each acquisition opportunity based on its expected economic contribution to our results and support of our market expansion initiatives. Our recent acquisition of Gateway Insurance Company is consistent with this aspect of our strategy.

Geographic Markets

Currently, we distribute insurance only in the United States. Through our insurance subsidiaries, we are licensed to write P&C insurance in 46 states plus the District of Columbia in the United States. The following table reflects, in percentages, the principal geographic distribution of premiums written for the year ended December 31, 2012. No other jurisdiction accounted for more than 5%.

Distribution of Net Premium Written by Jurisdiction
New York	28.8%
Illinois	17.9%
Michigan	12.9%
Minnesota	6.7%
Louisiana	6.2%
The diagram below outlines the states where we are focused on actively writing new insurance policies and where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment are favorable (states darkened in the below diagram). With the completion of the acquisition of Gateway, we increased the footprint of our current market focus to 39 states and the District of Columbia through the addition of California, Hawaii, Montana, Nebraska, North Dakota, South Dakota, Washington and West Virginia. The diagram below also reflects the 2013 addition of Maine to the states where we are actively writing new insurance policies.

Gateway historically issued commercial automobile insurance policies in the state of Florida. We do not plan to actively write insurance for new policyholders in Florida going forward and are in the process of satisfying the regulatory requirements to withdraw from that state.

AK
WA
MT
ND
MN
ME
NH
VT
OR
ID
WY
SD
WI
MI
NY
MA
RI
CT
CA
NV
UT
CO
NE
IA
IL
IN
OH
PA
NJ
DE
MD
DC
WV
VA
KY
KS
MO
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
LA
TX
FL
HI

Agency Relationships
Independent agents are recruited by us directly and through marketing efforts targeting the specialty niche upon which we focus. Interested agents are evaluated based on their experience, expertise and ethical dealing. Typically, our company enters into distribution relationships with one out of every ten agents seeking an agency contract. We are generally interested in acting as one of a relatively small number of insurance partners with whom our independent agents place business and are also careful not to oversaturate the distribution channel in any given geographic market. This helps to ensure that we are able to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model. Agents receive commission as a percentage of premiums (generally 10% to 12.5%) as their primary compensation from us. Larger agents are also eligible for profit sharing based on the growth and underwriting profitability related to their book of business with us. The quality of business presented and written by each independent agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented by their customers (as applicable) and overall underwriting profitability of the agent’s book of business. While we rely on our independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with the subsidiaries for a number of years. Gateway also distributes its taxi and limousine products through independent agents. We believe their distribution channel and independent agent relationships are complementary to ours.
Seasonality
Our P&C insurance business is seasonal in nature. While our net premiums earned generally follow a stable trend from quarter to quarter, our gross premiums written follow certain common renewal dates for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which has a renewal date in the third quarter 2013. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. Our ability to generate written premium is also impacted by the timing of policy periods in the states in which we operate.

Competition
The insurance industry is price competitive in all markets in which the insurance subsidiaries operate. Our company strives to employ disciplined underwriting practices with the objective of rejecting under priced risks. A recent survey by A.M Best estimates the total market for commercial automobile liability insurance to be approximately $24 billion. We believe our company requires only 1% share of this market to achieve our business plan. We believe our current market share is approximately 0.2%.
Our company competes on a number of factors such as distribution strength, pricing, agency relationships, policy support, claim service, and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of underwriting and claims professionals more in tune with issues common in commercial automobile lines, and provides the customer better service.
In the specialty insurance market, American Country and American Service may compete against, among others, American Transit Insurance Company (New York only), Canal Insurance Company, CNA Financial Corporation, Carolina Casualty Insurance Company, Empire Fire & Marine Insurance Company (subsidiary of Zurich Financial Services Ltd.), Global Liberty Insurance Company of New York, Granada Insurance Company, Hereford Holding Company, Inc., Hartford Financial Services Group, Lancer Financial Group, MAPFRE USA, Maya Assurance Company, Mercury General Corporation, National Indemnity Company (subsidiary of Berkshire Hathaway, Inc.), National Interstate Corporation, Northland Insurance Company (subsidiary of Travelers Companies, Inc.), Safeco Corporation (subsidiary of Liberty Mutual), Scottsdale Insurance Company (National Casualty Company) and ULLICO, Inc.
To compete successfully in the specialty commercial insurance industry, we rely on our ability to: identify markets that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; offer diversified products and geographic platforms; practice prudent claims management; reserve appropriately for unpaid claims; strive for cost containment through economies of scale where deemed appropriate; and provide services and competitive commissions to our independent agents.
Regulation
We are subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes and regulations which establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. Insurance companies can also be subject to so-called “desk drawer rules” of state insurance regulators, which are regulatory rules or best practices that have not been codified or formally adopted through regulatory proceedings. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our insurance subsidiaries, not the holders of securities issued by us. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy and underwriting standards.
In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Most recently, pursuant to the Dodd-Frank Regulatory Reform Act of 2010, the Federal Insurance Office was formed for the purpose of, among other things, examining and evaluating the effectiveness of the current insurance and reinsurance regulatory framework. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.
Many state laws require insurers to file insurance policy forms and/or insurance premium rates and underwriting rules with state insurance regulators. In some states, such rates, forms and/or rules must be approved prior to use. While these requirements vary from state to state, generally speaking, regulators review premium rates to ensure they are not excessive, inadequate or unfairly discriminatory.
As a result, the speed with which an insurer can change prices in response to competition or increased costs depends, in part, on whether the premium rate laws and regulations (i) require prior approval of the premium rates to be charged, (ii) permit the insurer to file and use the forms, rates and rules immediately, subject to further review, or (iii) permit the insurer to immediately use the forms, rates and/or rules and to subsequently file them with the regulator. When state laws and regulations significantly restrict both underwriting and pricing, it can become more difficult for an insurer to make adjustments quickly in response to changes which could affect profitability.

Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (the “NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with U.S. GAAP. We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2012, the total adjusted capital of each of our insurance subsidiaries exceeded the minimum levels required under RBC requirements.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our insurance subsidiaries.
Employees
As of December 31, 2012, American Country and American Service together had 78 full-time employees, 71 of whom work at the corporate offices in Elk Grove Village, Illinois, 4 of whom work in New York and 3 of whom work remotely. Our acquisition of Gateway increased employee count by 29, the majority of whom work at Gateway offices in Missouri. Reductions in force at Gateway are currently being made consistent with our strategy to integrate infrastructure using Atlas' best practices coupled with the expected volume of core business to be written going forward.

ITEM 1A. RISK FACTORS

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operating results or financial condition in the future.

The insurance subsidiaries’ provisions for unpaid claims may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.

Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of losses and expenses related to the administration of claims incurred on the insurance policies we write. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims and as such, the process is inherently complex and imprecise. We utilize a third party actuarial firm to assist us in estimating the provision for unpaid claims. These estimates are based upon various factors, including:

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

As time passes and more information about the claims becomes known, the estimates are adjusted upward or downward to reflect this additional information. Because of the elements of uncertainty encompassed in this estimation process, and the extended time it can take to settle many of the more substantial claims, several years of experience may be required before a meaningful comparison can be made between actual losses and the original provision for unpaid claims. The development of the provision for unpaid claims is shown by the difference between estimates of claims as of the initial year end and the re-estimated liability at each subsequent year end. Favorable development (reserve redundancy) means that the original claims estimates were higher than subsequently determined or re-estimated. Unfavorable development (reserve deficiency) means that the original claims estimates were lower than subsequently determined or re-estimated.

For example, at the end of 2010, a detailed review of claim payment and reserving practices was performed, which led to significant changes in both practices, increasing ultimate loss estimates and accelerating claim payments. We recorded a total of $5.3 million in unfavorable reserve development in 2010 related to claims incurred during prior periods. Our review continued into 2011 and Atlas recorded a $1.8 million adjustment to further strengthen its reserves for claims related to policies issued while the insurance subsidiaries were under previous ownership in years preceding 2010. We cannot guarantee that we will not have additional unfavorable reserve developments in the future. In addition, we may in the future acquire other insurance companies. We cannot guarantee that the provisions for unpaid claims of the companies that we acquire are or will be adequate. Government regulators could require that we increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims causes a reduction in our insurance subsidiaries’ surplus which could cause a downgrading of our insurance subsidiaries’ ratings. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies.

In recent periods, Gateway has recorded material reserve deficiencies, and its reserves may be inadequate to pay claims, which could result in a reduction of our net income and might adversely affect our financial position.

We became responsible for the historical loss reserves established by Gateway’s management upon completion of the Gateway acquisition. While the stock purchase agreement provides for certain protections in this regard, there can be no assurances they will be sufficient to offset any further adverse development to Gateway’s historical loss reserves. Gateway recognized approximately $7.4 million in reserve strengthening in the third and fourth quarters of 2012. During the years ended 2011 and 2010, their provision for losses and loss adjustment expenses net of reinsurance recoveries increased by approximately $1.7 million and $2.4 million, respectively, as a result of changes in estimated losses incurred with respect to insured events in prior years. Any such further unfavorable development in Gateway’s reserves would reduce our net income and have an adverse effect on our financial position to the extent it exceeds the protections provided for in the stock purchase agreement related to the Gateway acquisition.

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
Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.
Our insurance subsidiaries rely on independent agents and other producers to bind insurance policies on and to collect premiums from our policyholders, which exposes us to risks that our producers fail meet their obligations to us.

Our insurance subsidiaries market and distribute automobile insurance products through a network of independent agents and other producers in the United States. Gateway also relies on independent agents to distribute its insurance products and we do not have existing relationships with many of Gateway’s independent agents. We rely, and will continue to rely, heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. In the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in losses that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer and thereafter the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.

Our insurance subsidiaries may be unable to mitigate their risk or increase their underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, we may be adversely affected.

In order to reduce underwriting risk and increase underwriting capacity, our insurance subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insurance subsidiaries’ insureds. During the year ended December 31, 2012, we had ceded premium written of $6.5 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.

Our insurance subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2012, we had an aggregate of $6.0 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that it exceeds those limits.

Effective immediately after the close of the Gateway transaction, we entered into a reinsurance agreement with a third party reinsurer, which covers all in-force premium and loss reserves for Gateway’s workers’ compensation program. Along with the reserves, any go-forward premium written for the workers’ compensation program will be ceded in its entirety to this third party reinsurer under the terms of this reinsurance agreement. While Gateway will remain liable to its insureds, we expect to have no net exposure to any losses related to this workers’ compensation business subsequent to the effective date of the acquisition, provided the reinsurer continues to make payments to us and otherwise complies with the terms of this reinsurance agreement, although no assurances thereof can be given.

With respect to insurance programs, the insurance subsidiaries are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to captives established by their clients or deductibles retained by their clients. No assurance can be given regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business, most property and casualty insurance contains some exposure to catastrophic loss. We have only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our ability to write new business. These losses could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future. Though we built an expanded presence in New York during the second half of 2012, we do not believe our exposure in that state to Hurricane Sandy to be material.

The risk models we use to quantify catastrophe exposures and risk accumulations may prove inadequate in predicting all outcomes from potential catastrophe events.

We use widely accepted and industry-recognized catastrophe risk modeling programs to help us quantify our aggregate exposure to any one event. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model’s predictions is largely dependent on the accuracy and quality of the data provided in the underwriting process and the judgments of our employees and other industry professionals. These models do not anticipate all potential perils or events that could result in a catastrophic loss to us. Furthermore, it is often difficult for models to anticipate and incorporate events that have not been experienced during or as a result of prior catastrophes. Accordingly, it is possible for us to be subject to events or contingencies that have not been anticipated by our catastrophe risk models and which could have a material adverse effect on our reserves and results of operations.

Financial Risks

We are a holding company dependent on the results of operations of our subsidiaries and their ability to pay dividends and other distributions to us.

Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our insurance subsidiaries. As a result, our only sources of income are dividends and other distributions from our insurance subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our insurance subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In Illinois and Missouri, the states of domicile of American Service, American Country and Gateway, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Our insurance subsidiaries cannot currently pay any dividends to Atlas without regulatory approval. In addition, prior to entering into any loan or certain other agreements between one or more of our insurance companies and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our insurance subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements may subject us to regulatory action.

Our insurance subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of Illinois and each state in which they issue policies. Any failure by one of our insurance subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do. Upon the completion of the Gateway acquisition, we became subject to minimum capital and surplus requirements imposed under the laws of Missouri with regard to Gateway and the additional states where Gateway issues policies.

We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.

Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claim handling expenses and the unfunded amount of “covered” claim and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy's limit, the applicable guaranty fund covered claim obligation cap, or 100% of statutorily defined workers' compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or prefunded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or loss based insurance-related assessments, including mandatory (a/k/a “involuntary”) insurance pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.

We depend on income from our securities portfolio for a substantial portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of fixed income securities. As of December 31, 2012, our investment portfolio was primarily invested in fixed income securities. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. Historically, we have not had the need to sell our investments to generate liquidity. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would recognize investment losses on those securities when that determination was made.

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

Difficult conditions in the economy generally may materially and adversely affect our business, results of operations and statement of financial position and these conditions may not improve in the near future.

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

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the U.S. during 2011, one rating agency downgraded the U.S.’s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

Atlas’ portfolio is managed by an SEC registered investment advisor specializing in the management of insurance company portfolios. We and our investment manager consider these issues in connection with current asset allocation decisions with the object of avoiding them going forward. However, depending on market conditions going forward, we could again incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. There can be no assurance that the current market conditions will improve in the near future. We could also experience a reduction in capital in the insurance subsidiaries below levels required by the regulators in the jurisdictions in which we operate. Certain trust accounts for the benefit of related companies and third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements, putting the subsidiary or subsidiaries in breach of the agreement.

We may not have access to capital in the future.

We may need new or additional financing in the future to conduct our operations or expand our business. However, we may be unable to raise capital on favorable terms, or at all, including as a result of disruptions, uncertainty and volatility in the global credit markets, or due to any sustained weakness in the general economic conditions and/or financial markets in Canada, the United States or globally. From time to time, we may rely on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes.

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

Our ordinary shares are listed on both the TSXV and NASDAQ, which may increase the volatility of our ordinary share price on both exchanges.

On February 11, 2013, our ordinary shares became dual listed on NASDAQ and the TSX Venture Exchange. As a result, the trading volume of our ordinary shares on each particular exchange may be smaller than would otherwise be the case, possibly causing the stock price of our ordinary shares to be more volatile.

Our business depends upon key employees, and if we are unable to retain the services of these key employees or to attract and retain additional qualified personnel, our business may suffer.

Our operations depend, to a great extent, upon the ability of executive management and other key employees to implement our business strategy and our ability to attract and retain additional qualified personnel in the future. The loss of the services of any of our key employees, or the inability to identify, hire and retain other highly qualified personnel in the future could adversely affect the quality and profitability of our business operations. In addition, we must forecast volume and other factors in changing business environments with reasonable accuracy and adjust our hiring and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead to over-staffing (which could adversely affect our cost structure) or under-staffing (which could impair our ability to service current product lines and new lines of business). In either event, our financial results and customer relationships could be adversely affected.

Compliance Risks
We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.

As a holding company which owns insurance companies domiciled in the United States, we and our insurance subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including:

•	rate setting;

•	Risk Based Capital (RBC) ratio and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway's run-off workers' compensation business;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.

Such laws, regulations and rules increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any failure to monitor and address any internal control issues could adversely impact operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the audit of our insurance subsidiaries for the year ended December 31, 2010, during which our insurance subsidiaries were owned by KAI, the auditors reported to those charged with governance significant deficiencies in the internal controls of the insurance subsidiaries related to technical account reconciliations and reinsurance recoverable reconciliations and billings. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis. None of the significant deficiencies described above were reported as a material weakness. Following the reverse merger on December 31, 2010 wherein the insurance subsidiaries were transferred to us by KAI, we committed resources to addressing these identified deficiencies in internal controls and we believe they have all been addressed. No significant deficiencies or material weaknesses were identified by our auditors in connection with the audit of our 2011 or 2012 financial statements.

State insurance departments conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws, regulations and rules and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of laws, regulations and rules. Changes in the level of regulation of the insurance industry or changes in laws, regulations and rules themselves or interpretations thereof by regulatory authorities could have a material adverse effect on our operations. Because we are subject to insurance laws, regulations and rules of many jurisdictions that are administered by different regulatory and governmental authorities, there is also a risk that one authority's interpretation of a legal or regulatory issue may conflict with another authority's interpretation of the same issue. Insurance companies are also subject to “desk drawer rules” of state insurance regulators, which are regulatory rules that have not been codified or formally adopted through regulatory proceedings. In addition, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws, regulations and rules. Each of these regulatory risks could have an adverse effect on our profitability.

As a result of our administration of Gateway's run-off workers' compensation business, we are required to comply with state and federal laws governing the collection, transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties. These laws and rules are subject to administrative interpretation and many are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act of 2002. The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various state laws and regulations addressing privacy issues, require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. Given the complexity of these privacy regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to maintain compliance with the privacy requirements of state and federal law is uncertain and the costs of compliance are significant.

In addition, Gateway is exiting the workers' compensation line of business across the country and we plan to exit the Florida market for all lines of business. Most states have adopted either statutes or regulations or have issued bulletins or informal rules that regulate the anticipated withdrawal of a product, line or subline of insurance business from the insurance marketplace in their state. While what constitutes a “withdrawal” or its equivalent under each state's statutory or regulatory scheme varies, Gateway will be subject to regulatory requirements in connection with its withdrawal, including, but not limited to, making notice and/or plan filings with the applicable insurance regulator in certain states and possibly requiring the prior approval of the applicable state regulator. A failure by Gateway to comply with and satisfy these regulatory requirements in connection with its planned withdrawals could lead to regulatory fines, cause a distraction for management requiring us to continue to administer Gateway's workers' compensation business for longer than anticipated and could result in Gateway continuing to write undesirable commercial automobile business in Florida, which could have an adverse impact on our reserves, results of operations and financial condition.

It is not possible to predict the future impact of changing federal and state regulation on our operations, and there can be no assurance that laws enacted in the future will not be more restrictive than existing laws, regulations and rules. New or more restrictive laws, regulations and rules, including changes in current tax or other regulatory interpretations could make it more expensive for us to conduct our businesses, restrict or reduce the premiums our insurance subsidiaries are able to charge or otherwise change the way we do business. In addition, economic and financial market turmoil or other conditions, circumstances or events may result in U.S. federal oversight of the insurance industry in general.

Our business is subject to risks related to litigation and regulatory actions.

We may, from time to time, be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication, including claims alleging that we or our insurance subsidiaries have acted in bad faith in the administration of claims by our policyholders;

•	disputes regarding sales practices, disclosure, policy issuance and cancellation, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	limitations on the conduct of our business;

•
disputes with our agents, producers or network providers over compensation or the termination of our contracts with such agents, producers or network providers, including any alleged claim that they may make against us in connection with a dispute whether in the scope of their agreements or otherwise;

•	disputes with taxing authorities regarding tax liabilities; and

•	disputes relating to certain businesses acquired or disposed of by us.

As insurance industry practices and regulatory, judicial and industry conditions change, unexpected and unintended issues related to pricing, claims, coverage and business practices may emerge. Plaintiffs often target P&C insurers in purported class action litigation relating to claims handling and insurance sales practices. The resolution and implications of new underwriting, claims and coverage issues could have a negative effect on our business by extending coverage beyond our underwriting intent, increasing the size of claims or otherwise requiring us to change our practices. The effects of unforeseen emerging claim and coverage issues could negatively impact revenues, results of operations and reputation. Current and future court decisions and legislative activity may increase our exposure to these or other types of claims. Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. An unfavorable result with respect to even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

We have been and may be subject to governmental or administrative investigations and proceedings. Our insurance subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI. We are currently subject to regulatory action, restrictions or heightened compliance or reporting requirements in a number of states, including Connecticut, Michigan, Ohio and Texas. Together, Michigan, Ohio and Texas account for a significant percentage of our total premiums (18.3% of our gross premium written in 2012). Prior to Atlas' acquisition of American Country, the Connecticut insurance commissioner issued an order prohibiting American Country from writing new policies, limiting it to only renewing existing policies in that state. Currently, the insurance subsidiaries do not write any business in Connecticut, but we have requested removal of this restriction. In Michigan, we failed to meet certain rating requirements following our acquisition of the insurance subsidiaries which could have resulted in the loss of our certificates of authority in Michigan in 2011. However, following discussions with the applicable insurance regulator, the insurance subsidiaries were permitted to continue writing insurance business in Michigan subject to certain maximum premium levels. These restrictions have since been lifted and there are no regulatory orders in place in Michigan limiting the insurance subsidiaries' ability to write business in that state. In Ohio, American Service’s certificate of authority was revoked due to non-compliance with certain financial requirements related to reserves. Following the reverse merger on December 31, 2010 wherein the insurance subsidiaries were transferred to us by KAI, American Service’s certificate of authority was reinstated subject to the company providing regular financial disclosure to the Ohio state insurance regulator for two years. Based on discussions with the applicable insurance regulator, we believe we may continue to be subject to these heightened reporting requirements as a result of our acquisition of Gateway. In 2009, the Texas Department of Insurance indicated to the insurance subsidiaries that it was considering revoking their certificates of authority to write insurance business in Texas. Following discussions with management of KFSI, the insurance subsidiaries were allowed to retain their licenses, in part, in anticipation of a planned spin-off of the insurance subsidiaries outside of KFSI and subject to their maintenance of a statutory deposit in Texas. If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state. Any such limitation or prohibition could have a material adverse effect on our results of operations and financial conditions and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our insurance subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews, and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.

Our business could be adversely affected as a result of changing political, regulatory, economic or other influences.

The insurance industry is subject to changing political, economic and regulatory influences. These influences affect the practices and operation of insurance and reinsurance organizations. Legislatures in the United States and other jurisdictions have periodically considered programs to reform or amend their respective insurance and reinsurance regulatory systems. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions. Changes in current insurance laws, regulations and rules may result in increased governmental involvement in or supervision of the insurance industry or may otherwise change the business and economic environment in which insurance industry participants operate. Historically, the automobile insurance industry has been under pressure from time to time from regulators, legislators or special interest groups to reduce, freeze or set rates at levels that are not necessarily related to underlying costs or risks, including initiatives to reduce automobile and other commercial line insurance rates. These changes may limit the ability of our insurance subsidiaries to price automobile insurance adequately and could require us to discontinue unprofitable product lines, make unplanned modifications of our products and services, or result in delays or cancellations of sales of our products and services.
Strategic Risks
Our geographic concentration ties our performance to the business, economic, regulatory and other conditions of certain states.

Some jurisdictions (including, most notably New York, Illinois, Michigan and Louisiana) generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of P&C insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in that market.

In order to operate in a profitable manner, we need to maintain or increase our current level of earned premiums. We may experience difficulty in managing historic and future growth, which could adversely affect our results of operations and financial condition.

We believe that, given our fixed costs associated with underwriting and administering our insurance operations, our insurance subsidiaries must generate annual net earned premiums in excess of approximately $50 million in order to achieve our targeted levels of profitability. In order to maintain and increase this level of earned premiums, we intend to expand geographically and increase our market share via our expanded distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand.

The integration and management of acquired books of business, acquired businesses and other growth initiatives involve numerous risks that could adversely affect our profitability, and are contingent on many factors, including:

•	expanding our financial, operational and management information systems;

•	managing our relationships with independent agents, brokers, and legacy program managers, including maintaining adequate controls;

•	expanding our executive management and the infrastructure required to effectively control our growth;

•	maintaining ratings for certain of our insurance subsidiaries;

•	increasing the statutory capital of our insurance subsidiaries to support growth in written premiums;

•	accurately setting claims provisions for new business where historical underwriting experience may not be available;

•	obtaining regulatory approval for appropriate premium rates where applicable; and

•	obtaining the required regulatory approvals to offer additional insurance products or to expand into additional states or other jurisdictions.

Our failure to grow our earned premiums or to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our products in the New York City market are distributed by a single agent, and any decrease in the amount of our products distributed by this agent, or underperformance of the book of business controlled by this agent, could adversely impact our business.
In the third quarter of 2012, we implemented our New York “excess taxi program” with a single agent writing business in the New York City market, which is a new business arrangement to provide excess coverage above the levels of risk retained by the insured. This agent was responsible for approximately 22.6% of our gross premium written for the year ended December 31, 2012. We do not have an exclusive relationship with this agent, and there can be no assurance that this relationship will continue in the future. If this agent reduces its marketing of our products or moves some or all of its business to another carrier, then our business, financial condition and results of operations would be adversely affected. In addition, due in part to our limited experience with this program, and with the New York City market in general, it is uncertain whether policies issued pursuant to this program will be profitable. For example, if risks associated with these clients differ from those reflected in our underwriting policies, then our business, financial condition and results of operations would be adversely affected.
Engaging in acquisitions involves risks, and if we are unable to effectively manage these risks, our business may be materially harmed.

Acquisitions of similar insurance providers, such as Gateway, are expected to be a material component of our growth strategy, subject to availability of suitable opportunities and market conditions. From time to time, we may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition, our share price may fall depending on numerous factors, including but not limited to, the intended target, the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per share. Acquisitions entail numerous risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid claims;

•	diversion of management’s attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of policyholders or key employees of acquired companies.

We may be unable to integrate or profitably operate any business, operations, personnel, services or products we may acquire in the future, which may result in our inability to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. Integration may result in the loss of key employees, disruption to our existing businesses or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected.

Provisions in our organizational documents, corporate laws and the insurance laws of Illinois and other states could impede an attempt to replace or remove management or directors or prevent or delay a merger or sale, which could diminish the value of our shares.
Our Memorandum of Association, Articles of Association and Code of Regulations and the corporate laws and the insurance laws of various states contain provisions that could impede an attempt to replace or remove management or directors or prevent the sale of the insurance subsidiaries that shareholders might consider to be in their best interests. These provisions include, among others:

•	requiring a vote of holders of 5% of the ordinary shares to call a special meeting of shareholders;

•	requiring a two-thirds vote to amend the Articles of Association;

•	requiring the affirmative vote of a majority of the voting power of shares represented at a special meeting of shareholders; and

•
statutory requirements prohibiting a merger, consolidation, combination or majority share acquisition between insurance subsidiaries and an interested shareholder or an affiliate of an interested shareholder without regulatory approval.

These provisions may prevent shareholders from receiving the benefit of any premium over the market price of our shares offered by a bidder in a potential takeover, and may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts.
In addition, insurance regulatory provisions may delay, defer or prevent a takeover attempt that shareholders may consider in their best interest. For example, under applicable state statutes, subject to limited exceptions, no person or entity may, directly or indirectly, acquire control of a domestic insurer without the prior approval of the state insurance regulator. Under the insurance laws, “control” (including the terms “controlling,” “controlled by” and “under common control with”) is generally defined to include acquisition of a certain percentage or more of an insurer’s voting securities (such as 10% or more under Illinois and Missouri law). These requirements would require a potential bidder to obtain prior approval from the insurance departments of the states in which the insurance subsidiaries are domiciled and commercially domiciled and may require pre-acquisition notification in other states. Obtaining these approvals could result in material delays or deter any such transaction. Regulatory requirements could make a potential acquisition of our company more difficult and may prevent shareholders from receiving the benefit from any premium over the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

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

The products and services of the insurance subsidiaries are ultimately distributed to individual and business customers. From time to time, consumer advocacy groups or the media may focus attention on insurance products and services, thereby subjecting the industry to periodic negative publicity. We also may be negatively impacted if participants in one or more of our markets engage in practices resulting in increased public attention to our business. Negative publicity may also result in increased regulation and legislative scrutiny of practices in the P&C insurance industry as well as increased litigation. These factors may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or by increasing the regulatory burdens under which we operate.

The highly competitive environment in which we operate could have an adverse effect on our business, results of operations and financial condition.

The commercial automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than us. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interest to compete solely on price, and we may from time to time experience a loss of market share during periods of intense price competition. Our business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect our ability to attract and retain profitable business. Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. We believe our pricing model will generate future underwriting profits, however past performance is not a perfect indicator of future driver performance.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We market and distribute our insurance programs exclusively through independent insurance agents and specialty insurance brokers. As a result, our business depends in large part on the marketing efforts of these agents and brokers and on our ability to offer insurance products and services that meet the requirements of the agents, the brokers and their customers. However, these agents and brokers are not obligated to sell or promote our products and many sell or promote competitors’ insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to continue to attract and retain independent agents and brokers to sell our insurance products. The failure or inability of independent agents and brokers to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.

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

On January 30, 2012, A.M. Best affirmed the financial strength rating of American Country and American Service as “B” and the outlook assigned to all ratings is “Stable.” Following the disclosure of our pending acquisition of Gateway, in the fourth quarter 2012, A.M. Best placed Atlas and its subsidiaries under review with negative implications. The review reflects the inherent risk associated with integrating Gateway’s ongoing business into the Company’s existing infrastructure, while overseeing the run-off of Gateway’s non-core lines, and the increase in financial leverage of Atlas as a result of funding the transaction, in part, with the issuance of preferred stock. This review was completed in January 2013 with A.M. Best affirming the financial strength ratings of all of Atlas’ insurance subsidiaries as “B” and the outlook assigned to all ratings as “Stable.” However, there is a risk that A.M. Best will not maintain these ratings in the future. If the insurance subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

Our ability to generate written premiums is impacted by seasonality which may cause fluctuations in our operating results and to our stock price.

The P&C insurance business is seasonal in nature. While our net premiums earned are generally stable from quarter to quarter, our gross premiums written follow the common renewal dates for the “light” commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which has a renewal date in the third quarter 2013. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. Our ability to generate written premiums is also impacted by the timing of policy periods in the states in which we operate. As a result of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Additionally, this seasonality may cause fluctuations in our stock price. We believe seasonality will have an ongoing impact on our business.

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
Our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent (5%) or more of our common stock or are otherwise treated as five percent (5%) stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous equity issuances, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of our recent U.S. public offering. Even if this offering does not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future. Based on our recent stock prices, we believe any ownership change would limit our ability to utilize the portion of our NOLs that are currently not subject to limitation. Accordingly, no assurance can be given that our NOLs will be fully available. As a result, we could pay taxes earlier and in larger amounts than would be the case if the NOLs were available to reduce the federal income taxes without restriction. Future sales of stock by KAI could conceivably trigger another ownership change according to Section 382.
Atlas has the following total net operating loss carry-forwards as of the year ended December 31, 2012
Net Operating Loss Carry-Forward by Expiry (in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	9,349
2012	2032	216
Total		$47,435
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

We do not anticipate paying any cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary shares. As a result, capital appreciation in the price of our ordinary shares, if any, will be your only source of gain on an investment in our ordinary shares. We did not declare or pay cash dividends on our capital stock during 2010, 2011, 2012 or to date in 2013. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. Holders of our preferred shares are entitled to dividends on a cumulative basis whether or not declared by our board of directors, at a rate of $0.045 per preferred share per year, which must be paid or declared and set apart before any dividend may be paid on our ordinary shares. In addition, the insurance laws and regulations governing our insurance company subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to us, which may limit our ability to pay dividends to our shareholders.

Risks Related to Our Recent Initial Public Offering in the United States
The requirements of being a United States public company may strain our resources and divert management’s attention.
As a United States public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
In addition, changing laws, regulations and standards in the United States relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business and operating results may be adversely affected.
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
We will remain an “emerging growth company” for up to five years, although if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an “emerging growth company” as of the following December 31st.
As a result of disclosure of information in this Form 10-K and in filings required of a public company in the United States, our business, results of operations, cash flows and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for these shares and our stock price may be more volatile.
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of an extended transaction period for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. The facility consists of one office building totaling 176,844 net rentable square feet of office space on 7.2 acres. On May 22, 2012, we closed a transaction related to the sale of the headquarters building in Elk Grove Village to Northwest Point, LLC.  The total sales price of the property, which was paid in cash, amounted to $14.0 million, less closing costs and related expenses of approximately $633,000. In connection with the sale, our company also wrote down an accrual of approximately $792,000 held for real-estate taxes. Approximately $830,000 of the sales price was held in escrow for real estate taxes.
There is no material relationship between the purchaser of the property and us or any of our affiliates, directors or officers. Cash proceeds from the transaction, net of the funds held in escrow for real estate taxes, were approximately $12.4 million and will be used to support plans for future growth. Including the benefit of the real estate tax escrow write down, combined cash and non-cash proceeds from the transaction was $13.2 million.
We remain in the building as a tenant, occupying approximately 30,600 square feet for a term of 60 months beginning May 22, 2012, unless terminated or extended pursuant to the lease agreement. We are paying an annual rent equal to approximately $642,000 or approximately $53,000 per month, with a nominal annual escalation beginning on the first anniversary date of the lease agreement. We believe the facility is suitable and adequate for our current business needs.
We also own two properties in Alabama, which together comprise approximately 50 acres of land. These properties were transferred to us from Southern United and are currently held for sale.
Upon completion of the Gateway acquisition, we assumed a lease for 12,937 square feet of office space in St. Louis, Missouri which is effective through February 2016. We currently pay a monthly rent equal to approximately $28,000. Some of the expense related to the lease will be shared with a sublessor.
Item 3. Legal Proceedings
In connection with our operations, we are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and our company does not believe that it will incur any significant additional loss or expense in connection with such actions.
Item 4. Mine Safety Disclosure
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity
As of December 31, 2012, there were 78 shareholders of record of our ordinary shares, of which 2,256,921 were issued and outstanding. Additionally, there were 3,887,471 restricted voting shares outstanding, all of which convert to ordinary shares upon the sale of such shares by KAI or their subsidiaries. Our ordinary shares have been listed on the TSXV under the symbol “AFH” since January 6, 2011.
On February 11, 2013, Atlas became listed on the NASDAQ exchange under the symbol "AFH." Upon completion of our initial public offering in the United States, there were more than 400 shareholders of record of our ordinary shares. As of March 14, 2013, there were 6,833,421 ordinary common shares and 1,262,471 restricted shares outstanding.
Set forth below are the high and low listing prices of the ordinary shares during 2011, 2012 and the first quarter of 2013, through March 14, 2013 the TSXV, assuming retroactive application of the one-for-three reverse stock split (in Canadian dollars):

Summary of Share Prices
	High	Low
2013
First Quarter (through March 14, 2013)	C$8.40	C$5.80
2012
Fourth Quarter	C$6.75	C$5.55
Third Quarter	C$5.97	C$3.60
Second Quarter	C$5.55	C$2.46
First Quarter	C$6.00	C$3.75
2011
Fourth Quarter	C$6.00	C$4.80
Third Quarter	C$6.00	C$4.44
Second Quarter	C$5.58	C$3.75
First Quarter	C$5.97	C$3.30
Since our ordinary shares began trading on the NASDAQ on February 11, 2013, the high listing price was $6.04 and the low listing price was $5.85.
During 2011, 2012 or to date in 2013, we did not repurchase any of our equity securities. We also did not pay any dividends during 2011, 2012 or to date in 2013 and have no current plans to pay dividends to our ordinary shareholders. The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation (or sooner, if we declare dividends), is $1.6 million as of December 31, 2012.

Item 7. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All amounts in thousands of US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this document. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends and the competitive and regulatory environment; the successful integration of Gateway; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this document. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements contained herein are made as of the date of this filing and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Risk Factors.”
In this discussion and analysis, the term “common share” refers to the summation of restricted voting shares and ordinary shares when used to describe loss or book value per common share.
Forward-looking statements
This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition and results of operations; the availability and terms of additional capital; dependence on key suppliers, and other strategic partners; industry trends and the competitive and regulatory environment; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report.
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
Overview
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or American Country, American Service Insurance Company, Inc., or American Service, and Gateway Insurance Company (as of January 2, 2013), or Gateway, which we collectively refer to as our “insurance subsidiaries”. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 46 states plus the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 31 states during 2012. Our acquisition of Gateway expanded the number of states in which we are actively writing our core commercial auto lines to 39 states and the District of Columbia.
Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. Over the past two years, we have disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Commercial Automobile
Our primary target market is made up of small to mid-size taxi, limousine and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day to day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.
The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by A.M. Best. A recent survey by A.M. Best estimates the total U.S. market for commercial automobile liability insurance to be approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity.
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
Consistent with Atlas’ focus on commercial automobile insurance, Atlas has transitioned away from the non-standard auto line in 2012. Atlas ceased new and renewal policies of this type in 2011, allowing surplus and resources to be devoted to the expected growth of the commercial automobile business. The negative written premium within the non-standard auto line reflects policies canceled mid-term.
Other
This line of business is primarily comprised of Atlas’ surety business. Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate marketing, customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier.
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

In this discussion and analysis, the term “common share” refers to the summation of restricted voting shares and ordinary shares when used to describe loss or book value per common share.

II. CONSOLIDATED PERFORMANCE
2012 Financial Performance Summary (comparisons to 2011 unless otherwise noted):

•
Gross premium written increased by 31.0%, which included an increase of 169.0% in our core commercial auto business, with a significant portion from our excess taxi program without which growth would have been 102.8%

•	We actively distributed our core products in 31 states during the year ended December 31, 2012

•	The combined ratio improved by 29 percentage points to 102.4%

•	Underwriting results improved by $10.3 million

•	Net income for the year ended December 31, 2012 was $3.2 million, compared to a loss of $2.5 million in the prior year

•	Basic and diluted earnings per ordinary common share was $0.38, net of accounting treatment for preferred shares

•	Book value per diluted common share on December 31, 2012 was $6.55, compared to $6.09 at December 31, 2011
The following financial data is derived from Atlas’ consolidated financial statements for the for the years ended December 31, 2012, December 31, 2011.
Selected financial information (in '000s)

	Year Ended
	December 31, 2012	December 31, 2011
Gross premium written	$55,050	$42,031
Net premium earned	38,709	35,747
Losses on claims	26,545	28,994
Acquisition costs	6,471	7,294
Other underwriting expenses	6,609	10,697
Net underwriting loss	(916)	(11,238)
Net investment and other income	4,082	7,605
Net income/(loss) before tax	3,166	(3,633)
Income tax expense	—	(1,163)
Net income/(loss)	$3,166	$(2,470)

Key Financial Ratios:
Loss ratio	68.6%	81.1%
Acquisition cost ratio	16.7%	20.4%
Other underwriting expense ratio	17.1%	29.9%
Combined ratio	102.4%	131.4%
Return on equity	5.5%	(4.2)%
Return on common equity	6.1%	(8.2)%
Earnings/(loss) per common share, basic and diluted	$0.38	$(0.54)
Book value per common share, basic and diluted	$6.55	$6.09
2012 compared to 2011:
Atlas’ combined ratio for the year ended December 31, 2012 was 102.4%, compared to 131.4% for the year ended December 31, 2011.
As planned, core commercial automobile lines continue to be the most significant component of Atlas’ gross premium written as a result of the strategic focus on these core lines of business coupled with positive response from new and existing agents. Gross premium written related to these core commercial lines increased by 169.0% for the year ended December 31, 2012 as compared to year ended December 31, 2011. As a result, the overall loss ratio for the year ended December 31, 2012 improved to 68.6% compared to 81.1% in the year ended December 31, 2011.
Net investment and other income generated $4.1 million of income for the year ended December 31, 2012, of which $1.4 million are realized gains. This resulted in a 3.2% annualized yield for the year ended December 31, 2012.
Overall, Atlas generated net income of $3.2 million for the year ended December 31, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, basic and diluted earnings per common share in the year ended December 31, 2012 was $0.38. This compares to net losses of $2.5 million or $0.54 per common share diluted in the year ended December 31, 2011.

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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of December 31, 2012, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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

IV. OPERATING RESULTS

Year Ended December 31, 2012 compared to year ended December 31, 2011:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

Year Ended December 31,	2012	2011	% Change
Commercial automobile	$50,546	$18,790	169.0%
Non-standard automobile	(541)	17,412	(103.1)%
Other	5,045	5,829	(13.4)%
	$55,050	$42,031	31.0%
For the year ended December 31, 2012, gross premium written was $55.1 million compared to $42.0 million in the year ended December 31, 2011, representing a 31.0% increase. The increase relative to the year ended December 31, 2011 is due primarily to the substantial growth of the core commercial auto business, which offset the exit of the non-standard auto line of business. During 2012, we implemented a new business arrangement in New York to provide excess coverage above the levels of risk retained by the insured. Total premium related to this program, which was written exclusively in the third quarter of 2012, was $12.4 million in the year ended December 31, 2012 and is included in the "commercial automobile" line of business. Below we will refer to the arrangement as the "excess taxi program" where it is relevant to explain certain variances.
In the year ended December 31, 2012, gross premium written from commercial automobile was $50.5 million, representing a 169.0% increase relative to the year ended December 31, 2011. This substantial increase is primarily the result of the excess taxi program but also the planned expansion of the commercial auto business. Removing the impact of the excess taxi program, our traditional commercial automobile premium written was $38.1 million, a increase of 102.8% versus the year ended December 31, 2011. The cessation of non-standard auto written premium allowed Atlas to focus its resources on its core line of business. Our exit from the non-standard auto line of business had a lesser impact on total premium written as the year went forward. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 91.8% of gross premium written in the year ended December 31, 2012 compared to 44.7% during the year ended December 31, 2011.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the NAIC. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.
Geographic Concentration
Gross premium written by state (in '000s)

Year Ended December 31,	2012		2011
New York	$15,833	28.8%	$1,865	4.4%
Illinois	9,880	17.9%	25,398	60.4%
Michigan	7,087	12.9%	3,828	9.1%
Minnesota	3,708	6.7%	2,555	6.1%
Louisiana	3,426	6.2%	1,530	3.6%
Texas	1,485	2.7%	531	1.3%
Virginia	1,476	2.7%	64	0.2%
Missouri	1,209	2.2%	660	1.6%
Wisconsin	1,200	2.2%	758	1.8%
Georgia	951	1.7%	27	0.1%
Indiana	604	1.1%	2,687	6.4%
Other	8,191	14.9%	2,128	5.0%
Total	$55,050	100.0%	$42,031	100.0%
As illustrated by the data in Table 3 above, 28.8% of Atlas’ gross premium written year ended December 31, 2012 came from New York and 72.5% came from the five states currently producing the most premium volume, as compared to 86.4% in the year ended December 31, 2011. Our commitment to expanding geographically resulted in 9 states with more than $1 million in written premium in 2012 compared to only 6 in 2011. Though we built an expanded presence in New York, we don't believe our exposure to be material in that state as a result of Hurricane Sandy.
The decline of written premiums in Illinois and Indiana is primarily attributable to Atlas’ exiting the non-standard automobile insurance lines as well as re-allocating resources to pursuits in new markets. The majority of the 2011 non-standard automobile written premiums came from those two states. This was mostly offset by gains in commercial auto premiums in other states, both in established markets such as Michigan and New York and new states.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. Ceded premium written increased 4.8% to $6.5 million for the year ended December 31, 2012 compared with $6.2 million for the year ended December 31, 2011. The percentage of premium ceded is driven by the business mix within our total premium base. Our reinsurance partners have remained consistent compared to 2011.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 35.5% to $48.6 million for the year ended December 31, 2012 compared with $35.9 million for the year ended December 31, 2011. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
The success of our focus on commercial auto insurance in 2012 is more pronounced when viewed in terms of net premium written. As a percentage of the total net premium written, commercial auto represented 100.7% for the year ended December 31, 2012 versus only 50.4% in the year ended December 31, 2011. Premium credits in the non-standard personal lines caused the percentage of core commercial auto premium to exceed 100% of the total net written premium for the year.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $38.7 million in the year ended December 31, 2012, a 8.3% increase compared with $35.7 million in the year ended December 31, 2011.
The increase in net premiums earned is attributable to the excess taxi program and strong growth in core commercial lines, which offsets the 74.6% reduction of earned premiums related to non-core personal lines in 2012. Net earned premiums on our core lines were $33.6 million in the year ended December 31, 2012, a 112.9% increase compared with $15.8 million in the year ended December 31, 2011.
Claims Incurred
The loss ratio relating to the claims incurred in the year ended December 31, 2012 was 68.6% compared to 81.1% in the year ended December 31, 2011. Loss ratios improved in the year ended December 31, 2012 relative to prior periods primarily due to the increased percentage of commercial auto, which has historically had a better overall underwriting result, relative to total written premium. In 2011, the $1.8 million reserve strengthening adjustment made in the fourth quarter also unfavorably impacted that year's loss ratio by 5%. In 2012, the excess taxi program contributed significantly to favorable loss results in the year as we expect better than average claim experience from this program. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net earned premium to be related to core lines of business in 2013. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $6.5 million in the year ended December 31, 2012 or 16.7% of net premium earned, as compared to 20.4% in the year ended December 31, 2011.
The favorable trend in acquisition costs is primarily due to the shift away from non-standard automobile insurance which carries higher commission rates.
Other Underwriting Expenses
The other underwriting expense ratio was 17.1% in the year ended December 31, 2012 compared to 29.9% in the year ended December 31, 2011. While various cost-saving initiatives were realized in 2012, this decline is also attributable to a slight increase in premium earned in the year ended December 31, 2012, a reduction in head count since 2011, and a $2.5 million pre-tax charge resulting from the settlement of the American Country Pension Plan in the fourth quarter of 2011.

Net Investment Income
Investment Results (in '000s)

Year Ended December 31,	2012	2011
Average securities at cost	$121,938	$146,642
Interest income after expenses	2,453	3,280
Percent earned on average investments (annualized)	2.0%	2.2%
Net realized gains	$1,435	$4,147
Total investment income	3,888	7,427
Total realized yield (annualized)	3.2%	5.1%
Investment income (excluding net realized gains) decreased by 25.2% to $2.5 million in the year ended December 31, 2012, compared to $3.3 million in the year ended December 31, 2011. These amounts are primarily comprised of interest income. This decrease is attributable to the timing of asset disposals, decrease in average invested assets, and the mix of securities on hand. The annualized realized yield on invested assets (including net realized gains of $1.4 million) in the year ended December 31, 2012 decreased to 3.2% as compared with 5.1% in the year ended December 31, 2011. This is primarily due to the significant decline in realized gains during 2012 versus 2011.
Net Realized Investment Gains (Losses)
Net realized investment gains in the year ended December 31, 2012 were $1.4 million compared to $4.1 million in the year ended December 31, 2011. The difference is the result of management's decision to sell certain securities consistent with the Company's liquidity needs and expected duration of claim payment triangles during favorable market conditions that were evident in 2011.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the year ended December 31, 2012 of $194,000 compared to $178,000 for the year ended December 31, 2011. Miscellaneous income prior to June 30, 2012 was primarily comprised of rental income from our corporate headquarters in Elk Grove Village, Illinois, which has subsequently been sold. We recognized only $26,000 in miscellaneous income during the fourth quarter of 2012.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratio, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the years ended December 31, 2012 and 2011 are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios (in '000s)

Year Ended December 31,	2012	2011
Net premium earned	$38,709	$35,747
Underwriting expenses [1]	39,626	46,986
Combined ratio	102.4%	131.4%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
2011 non-operating expenses totaled $5.0 million ($3.4 million net of tax) which includes a one-time $2.5 million ($1.8 million net of tax) non cash charge upon settlement of the American Country Pension Plan, a $1.8 million ($1.2 million net of tax) fourth quarter reserve strengthening charge related to pre-Atlas periods, and non-recurring expenses incurred in Q1 2011 of $627,000 ($414,000 net of tax) related to the reverse merger transaction costs and restructuring. Together, these non-operating expenses had an unfavorable impact of 13.9% on the Company's combined ratio in 2011.
Removing the impact of the above non-operating expenses, our combined ratio improved by 15.3%. Our combined ratio improvement in 2012 is attributed to the combined effects of the issues cited in the ‘Claims Incurred,’ and ‘Acquisition Costs,’ 'Other Underwriting Expenses' and 'Net Premium Earned' sections above.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $3.2 million in the year ended December 31, 2012, compared to pre-tax losses of $3.6 million in year ended December 31, 2011.

Income Tax Benefit
Atlas recognized no tax expense in the year ended December 31, 2012, however recognized a tax benefit of $1.2 million for the year ended December 31, 2011. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the years ended December 31, 2012 and 2011:
Tax Rate Reconciliation (in '000s)

Year Ended December 31,	2012		2011
	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$1,076	34.0%	$(1,235)	(34.0)%
Valuation allowance	(1,119)	(35.3)%	—	—%
Nondeductible expenses	48	1.5%	5	0.1%
Other	(5)	(0.2)%	67	1.8%
Total	$—	—%	$(1,163)	(32.0)%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
Net Income/Loss and Earnings/Loss per Common Share
Atlas earned $3.2 million during the year ended December 31, 2012 versus losses of $2.5 million during the year ended December 31, 2011. After taking the impact of the liquidation preference of the preferred shares into consideration, the basic and diluted earnings per common share in the year ended December 31, 2012 was $0.38 versus a loss per common share of $0.54 in year ended December 31, 2011.
For the year ended December 31, 2012, there were 6,144,281 weighted average common shares outstanding used to compute basic earnings per share and 8,434,948 used for diluted earnings per share. For the year ended December 31, 2011, there were 6,124,542 weighted average common shares outstanding used to compute basic and diluted loss per share.
Book Value per Ordinary Share
Book value per ordinary share was as follows:

(in '000s, except for shares and per share data)	December 31, 2012	December 31, 2011
Shareholders' Equity	59,864	56,254
Preferred stock in equity	18,000	18,000
Accumulated dividends on preferred stock	1,620	810
Common equity	40,244	37,444
Shares outstanding	6,144,392	6,143,463
Book value per common share outstanding	$6.55	$6.09

V. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

(in '000s, except for share and per share data)	December 31, 2012	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $95,423 and $101,473)	$98,079	$103,491
Equity securities, at fair value (cost $1,563 and $994)	1,571	1,141
Other investments	1,262	—
Total Investments	100,912	104,632
Cash and cash equivalents	19,912	23,249
Accrued investment income	517	586
Accounts receivable and other assets (Net of allowance of $484 and $4,254)	21,923	9,579
Reinsurance recoverables, net	6,020	8,044
Prepaid reinsurance premiums	2,111	2,214
Deferred policy acquisition costs	3,764	3,020
Deferred tax asset, net	6,605	6,775
Software and office equipment, net	1,137	440
Assets held for sale	166	13,634
Total Assets	$163,067	$172,173

Liabilities
Claims liabilities	$70,067	$91,643
Unearned premiums	25,457	15,691
Due to reinsurers and other insurers	3,803	5,701
Other liabilities and accrued expenses	3,876	2,884
Total Liabilities	$103,203	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 2,256,921 shares issued and outstanding at December 31, 2012 and 1,541,842 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 3,887,471 shares issued and outstanding at December 31, 2012 and 4,601,621 at December 31, 2011	14	14
Additional paid-in capital	152,768	152,652
Retained deficit	(112,675)	(115,841)
Accumulated other comprehensive income, net of tax	1,753	1,425
Total Shareholders’ Equity	$59,864	$56,254
Total Liabilities and Shareholders’ Equity	$163,067	$172,173

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

Portfolio Composition
Atlas held securities with a fair value of $100.9 million as of the year ended December 31, 2012, which was primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total Fixed Income		$95,423	$2,688	$32	$98,079
Equities		$1,563	$8	$—	$1,571
Totals		$96,986	$2,696	$32	$99,650

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total Fixed Income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632
Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2012 are provided in the table below.

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$34,993	$879	$9	$35,863
	Corporate
	Banking/Financial Services	10,576	376	5	10,947
	Consumer Goods	8,962	159	11	9,110
	Capital Goods	8,134	412	—	8,546
	Energy	4,208	159	—	4,367
	Telecommunications/Utilities	2,314	110	—	2,424
	Health Care	1,728	37	—	1,765
	Total Corporate	35,922	1,253	16	37,159
	Commercial mortgage backed	20,387	433	7	20,813
	Other asset backed	4,121	123	—	4,244
Total Fixed Income		$95,423	$2,688	$32	$98,079
Equities		$1,563	$8	$—	$1,571
Totals		$96,986	$2,696	$32	$99,650

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of December 31,	2012		2011
	Amount	%	Amount	%
Due in less than one year	$9,513	9.7%	$29,407	28.4%
Due in one through five years	23,124	23.6%	27,317	26.4%
Due after five through ten years	20,524	20.9%	10,242	9.9%
Due after ten years	44,918	45.8%	36,525	35.3%
Total	$98,079	100.0%	$103,491	100.0%
As of the year ended December 31, 2012, 33.3% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.6 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.

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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 88.1% rated ‘A’ or better as of the year ended December 31, 2012 compared to 95.3% as of the year ended December 31, 2011.
Credit ratings of fixed income securities portfolio (in '000s)

As of December 31,	2012		2011
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$58,765	60.2%	$54,717	52.9%
AA/Aa	7,569	7.7%	21,567	20.8%
A/A	19,894	20.3%	22,380	21.6%
BBB/Baa	11,617	11.9%	4,827	4.7%
Total Securities	$97,845	100.0%	$103,491	100.0%

Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the year ended December 31, 2012 or the year ended December 31, 2011.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio as of the year ended December 31, 2012 or as of the year ended December 31, 2011.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the year ended December 31, 2012, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $141,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $141,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $3.9 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $6.0 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the year ended December 31, 2012 as compared to $8.0 million as of the year ended December 31, 2011.
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
Deferred Tax Asset

Components of Deferred Tax (in '000s)

As of the year ended December 31,	2012	2011
Deferred tax assets:
Unpaid claims and unearned premiums	$3,144	$3,004
Loss carry-forwards	16,128	15,558
Bad debts	164	1,297
Other	907	1,338
Valuation Allowance	(11,242)	(12,361)
Total gross deferred tax assets	$9,101	$8,836

Deferred tax liabilities:
Investment securities	$910	$740
Deferred policy acquisition costs	1,280	1,027
Other	306	294
Total gross deferred tax liabilities	2,496	2,061
Net deferred tax assets	$6,605	$6,775
Atlas established a valuation allowance of approximately $11.2 million and $12.4 million for its gross future deferred tax assets as of the year ended December 31, 2012 and as of the year ended December 31, 2011, respectively.
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
Atlas has the following total net operating loss carry-forwards as of the year ended December 31, 2012:
Net operating loss carry-forward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	9,349
2012	2032	216
Total		$47,435
Assets Held for Sale
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. As of the year ended December 31, 2011, the property was recorded as a component of assets held for sale on Atlas' statement of financial position.
The total sales price of the property, which was paid in cash, amounted to $14.0 million, less closing costs and related expenses of approximately $633,000. In connection with the sale, the Company also wrote down an accrual of approximately $792,000 held for real-estate taxes. Approximately $830,000 of the sales price was held in escrow for real-estate taxes. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. In the year ended December 31, 2012, Atlas recognized $26,000 as an offset to rent expense. Total rental expense recognized on the headquarters building in the year ended December 31, 2012 was $357,000.
There are two properties located in Alabama which are still for sale. These properties are listed for sale for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the year ended December 31, 2012 and as of the year ended December 31, 2011. The provision for unpaid claims decreased by 23.5% to $70.1 million as of the year ended December 31, 2012 compared to $91.6 million as of the year ended December 31, 2011. During the year ended December 31, 2012, case reserves decreased by 15.5% compared to December 31, 2011, while IBNR reserves decreased by 42.5% generally due to the reporting of claims related to prior accident years and case reserve changes, which are consistent with management’s expectations.
Provision for unpaid claims by type - gross (in '000s)

As of the year ended December 31,	2012	2011	YTD% Change
Case reserves	$54,321	$64,276	(15.5)%
IBNR	15,746	27,367	(42.5)%
Total	$70,067	$91,643	(23.5)%
Provision for unpaid claims by line of business – gross (in '000s)

As of the year ended December 31,	2012	2011	YTD% Change
Non-standard auto	$10,539	$23,863	(55.8)%
Commercial auto	54,126	58,700	(7.8)%
Other	5,402	9,080	(40.5)%
Total	$70,067	$91,643	(23.5)%
Provision for unpaid claims by line of business - net of reinsurance recoverables (in '000s)

As of the year ended December 31,	2012	2011	YTD% Change
Non-standard Auto	$8,227	$21,157	(61.1)%
Commercial Auto	52,538	56,328	(6.7)%
Other	3,622	6,332	(42.8)%
Total	$64,387	$83,817	(23.2)%

Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2012 and December 31, 2011 were as follows:

As of the year ended December 31,	2012	2011
Unpaid claims, beginning of period	$91,643	$132,579
Less: reinsurance recoverable	7,825	6,477
Net beginning unpaid claims reserves	83,818	126,102
Incurred related to:
Current year	26,329	27,303
Prior years	216	1,691
	26,545	28,994
Paid related to:
Current year	8,925	12,715
Prior years	37,051	58,563
	45,976	71,278

Net unpaid claims, end of period	$64,387	$83,818
Add: reinsurance recoverable	5,680	7,825
Unpaid claims, end of period	$70,067	$91,643
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

The table below summarizes the changes over time in the provision for unpaid loss and loss adjustment expenses. The first section of the table shows the provision for unpaid loss and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. The original provision for each year is presented on a gross basis as well as net of estimated reinsurance recoverable on unpaid loss and loss adjustment expenses.The second section displays the cumulative amount of payments made through the end of each subsequent year with respect to each original provision. The third section presents the re-estimation over subsequent years of each year’s original net liability for unpaid loss and loss adjustment expenses as more information becomes known and trends become more apparent. The final section compares the latest re-estimation to the original estimate for each year presented in the table on both a gross and net basis.

The development of the provision for unpaid loss and loss adjustment expenses is shown by the difference between the original estimates and the re-estimated liabilities at each subsequent year-end. The re-estimated liabilities at each year-end are based on actual payments in full or partial settlement of claims plus re-estimates of the payments required for claims still open or IBNR claims. Favorable development (redundancy) means that the original estimated provision was higher than subsequently re-estimated. Unfavorable development (deficiency) means that the original estimated provision was lower than subsequently re-estimated. The cumulative development represents the aggregate change in the estimates over all prior years.

Provision for Unpaid Claims, Net of Recoveries from Reinsurers as of December 31, 2012 (in ‘000s)

2012	2011	2010	2009	2008 (1)	2007	2006	2005	2004	2003	2002
Gross reserves for unpaid claims and claims expenses
$70,068	$91,643	$132,578	$179,054	$173,652	$183,649	$191,171	$202,677	$195,437	$189,262	$193,909
Less: Reinsurance recoverable on unpaid claims and claims expenses
5,680	7,824	6,477	5,196	103,612	107,837	111,911	95,215	90,596	91,079	94,510
Reserve for unpaid claims and claims expenses, net
64,388	83,819	126,101	173,858	70,040	75,812	79,260	107,462	104,841	98,183	99,399
Cumulative paid on originally established reserve as of:
One year later	$37,052	$58,562	$76,835	$(38,449)	$29,811	$29,917	$30,637	$37,220	$41,426	$46,083
Two years later		87,803	125,455	13,573	2,812	49,804	52,182	56,126	66,428	75,709
Three years later			149,800	43,671	38,650	33,742	66,806	69,801	77,919	91,773
Four years later				59,181	59,370	57,853	60,877	78,028	85,576	97,764
Five years later					70,075	69,428	75,935	76,174	89,396	101,725
Six years later						73,803	81,347	85,150	88,820	103,935
Seven years later							83,175	88,755	93,142	104,484
Eight years later								89,698	95,401	106,560
Nine years later									95,848	107,625
Ten years later										107,856

Unpaid claims as of:
One year later	$46,983	$69,230	$102,173	$114,284	$46,338	$50,772	$76,344	$62,895	$57,873	$61,668
Two years later		35,206	56,268	65,101	75,258	31,322	56,428	46,081	35,431	33,838
Three years later			29,375	35,500	43,336	46,116	43,015	34,082	25,491	20,460
Four years later				17,139	21,859	25,534	26,714	26,833	19,231	14,710
Five years later					9,910	11,061	15,329	14,797	16,245	12,300
Six years later						5,523	6,712	9,359	8,674	10,780
Seven years later							3,948	4,339	6,108	5,523
Eight years later								2,751	3,300	4,105
Nine years later									1,998	2,539
Ten years later										1,485

Re-estimated liability as of:
One year later	$84,035	$127,792	$179,008	$75,835	$76,149	$80,689	$106,981	$100,115	$99,299	$107,751
Two years later		123,009	181,723	78,674	78,070	81,126	108,610	102,207	101,859	109,547
Three years later			179,175	79,171	81,986	79,858	109,821	103,883	103,410	112,233
Four years later				76,320	81,229	83,387	87,591	104,861	104,807	112,474
Five years later					79,985	80,489	91,264	90,971	105,641	114,025
Six years later						79,326	88,059	94,509	97,494	114,715
Seven years later							87,123	93,094	99,250	110,007
Eight years later								92,449	98,701	110,665
Nine years later									97,846	110,164
Ten years later										109,341

As of December 31, 2011: Cumulative (redundancy) deficiency
	$216	$(3,092)	$5,317	$6,280	$4,173	$66	$(20,339)	$(12,392)	$(337)	$9,942
Cumulative (redundancy) deficiency as a % of reserves originally established- net
	0.3%	-2.5%	3.1%	9.0%	5.5%	0.1%	-18.9%	-11.8%	-0.3%	10.0%
Re-estimated liability- gross
	$92,160	$130,323	$185,283	$191,709	$195,722	$199,577	$211,965	$209,231	$210,889	$226,346
Less: Re-established reinsurance recoverable
	8,125	7,314	6,108	115,389	115,737	120,251	124,842	116,782	113,043	117,005
Re-estimated provision- net
	84,035	123,009	179,175	76,320	79,985	79,326	87,123	92,449	97,846	109,341
Cumulative deficiency– gross
	517	(2,255)	6,229	18,057	12,073	8,406	9,288	13,794	21,627	32,437
(1) Negative payment as of one year later results from the commutation of reinsured reserves by Kingsway Re.
Due to Reinsurers
The decrease in due to reinsurers is consistent with the payout patterns of the underlying claims liabilities.
Off-balance sheet arrangements
As of December 31, 2012, Atlas has the following cash obligations related to its operating leases.

Operating Lease Commitments (in '000s)

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$776	$683	$693	$714	$281	$3,147
We assumed a lease for Gateway's headquarters in St. Louis, Missouri as part of the acquisition which took place on January 2, 2013. We have annual cash obligations of $336,000 through February 2017 which are not included in the above table.
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the year ended December 31, 2012 and December 31, 2011:
Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					3,166		3,166
Other comprehensive income						328	328
Share-based compensation				113			113
Stock options exercised				3			3
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864

Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(2,470)		(2,470)
Other comprehensive loss						(3,315)	(3,315)
Share-based compensation				113			113
Stock options exercised				73			73
Settlement of Pension Plan						$1,684	$1,684
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
As of February 28th, 2013, there were 6,833,421 ordinary shares outstanding and 1,262,471 restricted shares outstanding, and 20,000,000 preferred shares issued and outstanding.
The holders of restricted voting shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by KAI, or its affiliated entities. The restricted voting common shares will convert to ordinary voting common shares in the event that these KAI owned shares are sold to non-affiliates of KAI.
Preferred shares are not entitled to vote. We issued 2 million preferred shares to Hendricks in connection with the acquisition of Gateway. 18,000,000 are beneficially owned or controlled by KAI and 2,000,000 are beneficially owned and controlled by Hendricks as of February 28th, 2013. They accrue dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. Upon liquidation, dissolution or winding-up of Atlas, holders of preferred shares receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date that is after December 31, 2015, the fifth year after issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares issued to KAI are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of December 31, 2012, two years from issuance date, or the date at which KFSI’s or KAI’s beneficial interest is less than 10%. The preferred shares issued to Hendricks are redeemable at the option of Atlas at a price of $1 plus accrued dividends at January 15, 2015.
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1.6 million as of the year ended December 31, 2012. The accumulation of these dividends reduced book value per share by $0.26 as of the year ended December 31, 2012 and earnings per share by $0.14 for the year ended December 31, 2012.
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
The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by the sellers immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2 million preferred shares) and $6.3 million in cash. This transaction will not harm our near-term liquidity.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at December 31, 2012, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

As of the year ended December 31,	2012	2011
Cash Used by Operating Activities	(20,741)	(47,161)
Cash Provided by Financing Activities	3	73
Cash Provided by Investing Activities	17,401	51,300
Net decrease in cash	(3,337)	4,212
Cash used in operations during the year ended December 31, 2012 was favorable relative to the year ended December 31, 2011 primarily as a result of fewer payments for claims ($46.0 million versus $71.3 million). Cash provided by investing activities during the year ended December 31, 2012 was lower relative to the year ended December 31, 2011 primarily as a result of the timing and nature of investment purchases and sales and reduced requirement of claim claim payments.

Item 8. Financial Statements and Supplemental Schedules

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2012 and 2011. Our audits also include the financial statement schedules listed in Item 15 of the Company's Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Financial Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Johnson Lambert LLP

Arlington Heights, Illinois
March 18, 2013

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in '000s, except for share and per share data)	December 31, 2012	December 31, 2011
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $95,423 and $101,473)	$98,079	$103,491
Equity securities, at fair value (cost $1,563 and $994)	1,571	1,141
Other investments	1,262	—
Total Investments	100,912	104,632
Cash and cash equivalents	19,912	23,249
Accrued investment income	517	586
Accounts receivable and other assets (Net of allowance of $484 and $4,254)	21,923	9,579
Reinsurance recoverables, net	6,020	8,044
Prepaid reinsurance premiums	2,111	2,214
Deferred policy acquisition costs	3,764	3,020
Deferred tax asset, net	6,605	6,775
Software and office equipment, net	1,137	440
Assets held for sale	166	13,634
Total Assets	$163,067	$172,173

Liabilities
Claims liabilities	$70,067	$91,643
Unearned premiums	25,457	15,691
Due to reinsurers and other insurers	3,803	5,701
Other liabilities and accrued expenses	3,876	2,884
Total Liabilities	$103,203	$115,919

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 2,256,921 shares issued and outstanding at December 31, 2012 and 1,541,842 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 3,887,471 shares issued and outstanding at December 31, 2012 and 4,601,621 at December 31, 2011	14	14
Additional paid-in capital	152,768	152,652
Retained deficit	(112,675)	(115,841)
Accumulated other comprehensive income, net of tax	1,753	1,425
Total Shareholders’ Equity	59,864	56,254
Total Liabilities and Shareholders’ Equity	$163,067	$172,173

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s, except for share and per share data)

Consolidated Statements of Income
	Year Ended December 31,
	2012	2011
Net premiums earned	$38,709	$35,747
Net investment income	2,453	3,280
Net investment gains	1,435	4,147
Other income	194	178
Total revenue	42,791	43,352
Net claims incurred	26,545	28,994
Acquisition costs	6,471	7,294
Other underwriting expenses	6,609	10,697
Total expenses	39,625	46,985
Income/(loss) from operations before income tax expense/(benefit)	3,166	(3,633)
Income tax expense/(benefit)	—	(1,163)
Net income/(loss) attributable to Atlas	3,166	(2,470)
Less: Preferred share dividends	810	810
Net income/(loss) attributable to common shareholders	$2,356	$(3,280)

Basic weighted average common shares outstanding	6,144,281	6,124,542
Earnings/(loss) per common share, basic	$0.38	$(0.54)
Diluted weighted average common shares outstanding	8,434,948	6,124,542
Earnings/(loss) per common share, diluted	$0.38	$(0.54)

Consolidated Statements of Comprehensive Income

Net income/(loss) attributable to Atlas	$3,166	$(2,470)
Changes in net unrealized gains	1,446	154
Reclassification to income of net realized gains	(948)	(3,469)
Settlement of pension plan	—	2,473
Effect of income tax	(170)	(789)
Other comprehensive income/(loss) for the period	328	(1,631)
Total comprehensive income/(loss)	$3,494	$(4,101)

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in '000s)	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance December 31, 2010	$18,000	$4	$14	$152,466	$(113,371)	$3,056	$60,169
Net loss					(2,470)		(2,470)
Other comprehensive loss						(3,315)	(3,315)
Share-based compensation				113			113
Stock options exercised				73			73
Settlement of Pension Plan						1,684	$1,684
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					3,166		3,166
Other comprehensive income						328	328
Share-based compensation				113			113
Stock options exercised				3			3
Balance December 31, 2012	$18,000	$4	$14	$116	$(112,675)	$1,753	$59,864

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
	Year Ended December 31,
	2012	2011
Operating Activities
Net income/loss	$3,166	$(2,470)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of fixed assets	315	218
Deferred employee benefit costs	—	2,657
Share-based compensation expense	113	113
(Gain)/loss on sale of fixed assets	—	(54)
Amortization of deferred gain on sale of headquarters building	(26)	—
Deferred income taxes	—	(1,163)
Net realized gains	(1,435)	(4,147)
Amortization of bond premiums and discounts	921	953
Net changes in operating assets and liabilities:
Accounts receivable and other assets, net	(12,344)	3,762
Due from reinsurers and other insurers	2,127	1,018
Deferred policy acquisition costs	(744)	784
Other assets and accrued investment income	69	707
Unpaid claims	(21,576)	(40,936)
Unearned premium	9,766	(1,370)
Due to reinsurers and other insurers	(1,898)	(3,913)
Accounts payable and accrued liabilities	805	(3,320)
Net cash used by operating activities	(20,741)	(47,161)
Investing activities:
Purchase of securities	(53,470)	(64,563)
Acquisition of other investments	(1,250)	—
Proceeds from sales and maturities of securities	59,452	113,823
Sale of assets held for sale	13,342	2,436
Net additions of software and other equipment	(673)	(396)
Net cash provided by investing activities	17,401	51,300
Financing activities:
Options exercised	3	73
Net cash provided by financing activities	3	73
Net change in cash and cash equivalents	(3,337)	4,212
Cash and cash equivalents, beginning of year	23,249	19,037
Cash and cash equivalents, end of year	$19,912	$23,249
Supplementary disclosure of cash information:
Cash paid for:
Interest	—	—
Income taxes	—	—

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Atlas Financial Holdings, Inc. ("Atlas") commenced operations on December 31, 2010. The primary business of Atlas is underwriting commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
Atlas' business is carried out through its insurance subsidiaries: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and, as of January 1st, 2013, Gateway Insurance Company ("Gateway"). The insurance subsidiaries distribute their insurance products through a network of retail independent agents. Together, the insurance subsidiaries are licensed to write property and casualty insurance in 47 states in the United States. The insurance subsidiaries share common management and operating infrastructure .
Atlas ordinary voting common shares have been listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” since January 6, 2011. Atlas ordinary shares became listed on the NASDAQ stock exchange on February 11, 2013.
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. To conform to the current year presentation, certain amounts in the prior years’ consolidated financial statements and notes have been reclassified.
Beginning with the year ended December 31, 2012, Atlas has changed where certain items appear on its Statement of Comprehensive Income according to Rule 7-04 of Regulation S-X.
Summary of Significant Accounting Policies
Principles of consolidation - The consolidated financial statements include the accounts of Atlas and the entities it controls. Subsidiaries are entities over which Atlas, directly or indirectly, has the power to govern the financial and operating policies in order to obtain the benefits from their activities, generally accompanying an equity shareholding of more than one half of the voting rights. Subsidiaries are fully consolidated from the date on which control is transferred to Atlas and would be de-consolidated from the date that control ceases. The operating results of subsidiaries acquired or disposed of during the year will be included in the consolidated statement of operations from the effective date of acquisition and up to the effective date of disposal, as appropriate. All significant intercompany transactions and balances are eliminated in consolidation. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Atlas.
The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation that are included in consolidated financial statements:
American Insurance Acquisition Inc. (Delaware)
American Country Insurance Company (Illinois)
American Service Insurance Company, Inc. (Illinois)
Gateway Insurance Company (Missouri) (beginning January 2, 2013) - See Note 3
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
Available for sale (“AFS”) - Investments in fixed income securities are classified as available for sale. Securities are classified as available-for-sale when Atlas may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income tax, included as a separate component of accumulated other comprehensive income (loss) in shareholder’s equity.
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
Under ASC guidance, with respect to an investment in an impaired debt security, other-than temporary impairment ("OTTI") occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the consolidated statements of income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the consolidated statements of income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for investments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of December 31, 2012, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by Atlas' investment advisor to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from Atlas' investment advisor or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
Accounts receivable and other assets - Accounts receivable include premium balances due and uncollected and installment premiums not yet due from agents and insureds.
Atlas evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer's operating results or financial position, Atlas records a specific reserve for bad debt to reduce the related receivable to the amount Atlas reasonably believes is collectible. Atlas also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.
Deferred policy acquisition costs ("DPAC") - Atlas defers producers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.
When anticipated losses, loss adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2012 and December 31, 2011.
Income taxes - Income taxes expense (benefit) includes all taxes based on taxable income (loss) of Atlas and its subsidiaries, and are recognized in the statement of income and comprehensive income except to the extent that they relate to items recognized directly in other comprehensive income, in which case the income tax effect is also recognized in other comprehensive income.
Deferred taxes are recognized using the asset and liability method of accounting. Under this method the future tax consequences attributable to temporary differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items are recognized in the financial statements by recording deferred tax liabilities or deferred tax assets.
Deferred tax assets are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.
When considering the extent of the valuation allowance on Atlas' deferred tax asset, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. However, the strength and trend of earnings, as well as other relevant factors are considered.
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
Rent expense for the lease on Atlas' headquarters is recognized on a straight-line basis over the life of the lease.
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

Claims liabilities - The provision for unpaid claims represent the estimated liabilities for reported claims, plus those incurred but not yet reported and the related estimated loss adjustment expenses, such as legal fees. Unpaid claims expenses are determined using case-basis evaluations and statistical analyses, including insurance industry loss data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claims is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.
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
For option awards with graded vesting, expense is recognized on a straight line basis over the service period for the entire award.
Operating segments - Atlas is in a single operating segment – property and casualty insurance.

2. NEW ACCOUNTING STANDARDS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct−response advertising accounting criteria are met. The new guidance became effective for reporting periods beginning after December 15, 2011. Atlas' previous policy for accounting for acquisition costs was already consistent with this guidance. Therefore the adoption of this guidance during 2012 did not have an impact on our financial statements.
Presentation of Comprehensive Income - In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The new guidance affected presentation only and had no impact on the Company's results of operations or financial position.
3. ACQUISITION OF GATEWAY INSURANCE COMPANY
On January 2, 2013 we acquired Camelot Services, Inc., ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company, or Gateway, from Hendricks Holding Company, Inc., or Hendricks, an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

Under the terms of the stock purchase agreement, the purchase price equaled the tangible GAAP book value of Camelot Services at December 31, 2012, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2012. Additional consideration may be paid to the seller, or returned to us by the seller, depending upon, among other things, the future development of Gateway’s actual loss reserves for certain lines of business and the utilization of certain deferred tax assets over time. Gateway also writes workers’ compensation insurance. However, an indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway’s workers’ compensation business was ceded to a third party captive reinsurer funded by the seller as part of the transaction.

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2 million preferred shares) and $6.3 million in cash. The agreement includes contractual protections to offset up to $2.0 million of future reserve development. We have also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development.

We began consolidating Gateway on January 1, 2013, therefore their financial results have not been included in Atlas' financial results for the year ended December 31, 2012. However, the following unaudited pro forma summary presents Atlas' consolidated financial information as if Gateway had been acquired on January 1, 2012 and 2011. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2012 and 2011. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions occurred on the indicated dates, nor are they indicative of potential future operating results of the company.

(in '000s)
Year Ended December 31,	2012	2011
Revenue	$53,708	$56,361
Net income	$(1,346)	$(4,392)

The value of certain assets and liabilities acquired are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles and deferred taxes. The valuations must be finalized within 12 months of the close of the acquisition. Any changes upon finalization to the preliminary valuation of assets and liabilities may result in the creation of identifiable intangible assets and goodwill. Changes to the purchase price allocation will be adjusted prospectively in future consolidated financial results. The following table presents assets acquired and liabilities assumed for the Gateway acquisition based on its estimated fair value on January 1, 2013.

(in '000s)
Purchase Consideration
Cash	$12,282
Preferred stock	2,000
Total	$14,282

Allocation of Purchase Price

Cash and investments	$45,421
Other current assets	17,273
Property and equipment	195
Deferred policy acquisition costs	685
Total Assets	$63,574

Claims liabilities	$36,209
Unearned premiums	9,601
Accounts payable and other liabilities	3,482
Total Liabilities	$49,292

Net assets acquired	$14,282
4. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share (collectively, the "common shares") for the years ended December 31, 2012, December 31, 2011 is as follows:

	2012	2011
Basic:
Net income/(loss) attributable to Atlas	$3,166	$(2,470)
Less: Preferred share dividends	810	810
Net income/(loss) attributable to common shareholders	2,356	(3,280)
Weighted average common shares outstanding	6,144,281	6,124,542
Basic earnings/(loss) per common share	$0.38	$(0.54)
Diluted:
Net income/(loss) attributable to Atlas	$3,166	$(2,470)
Weighted average common shares outstanding	6,144,281	6,124,542
Dilutive potential ordinary shares	2,290,667	—
Dilutive average common shares outstanding	8,434,948	6,124,542
Dilutive earnings/(loss) per common share	$0.38	$(0.54)
Diluted earnings/(loss) per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method. Atlas’ dilutive potential ordinary shares consist of outstanding stock options to purchase ordinary voting common shares, warrants to purchase 1,327,834 ordinary voting common shares of Atlas for C$6.00 per share, preferred shares potentially convertible to ordinary shares at the option of the holder at any date after December 31, 2015 at the rate of 0.1270 ordinary shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted loss per share in periods in which the effect would be anti-dilutive. For the year ended December 31, 2012, potential ordinary voting common shares were dilutive due to the achievement of net income attributable to common shareholders.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total fixed income		$95,423	$2,688	$32	$98,079
Equities		$1,563	$8	$—	$1,571
Totals		$96,986	$2,696	$32	$99,650

December 31, 2011		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income:
U.S.	- Government	$44,835	$911	$—	$45,746
	- Corporate	35,572	825	24	36,373
	- Commercial mortgage backed	17,493	208	—	17,701
	- Other asset backed	3,573	99	1	3,671
Total fixed income		$101,473	$2,043	$25	$103,491
Equities		994	147	—	1,141
Totals		$102,467	$2,190	$25	$104,632
The following tables summarize carrying amounts of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of the year ended December 31, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$9,513	$23,124	$20,524	$44,918	$98,079
Percentage of total	9.7%	23.6%	20.9%	45.7%	100.0%

As of the year ended December 31, 2011	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$29,407	$27,317	$10,242	$36,525	$103,491
Percentage of total	28.4%	26.4%	9.9%	35.3%	100.0%
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
There were no impairments recorded in the years ended December 31, 2012 and 2011 as a result of the above analysis performed by management to determine declines in fair value that may be other than temporary. All securities in an unrealized loss position as of the years ended December 31, 2012 and 2011 have been in said position for less than 12 months.
The following table summarizes the components of net investment income for the years ended December 31, 2012 and 2011(all amounts in '000s):

	2012	2011
Total investment income
Interest income	$2,757	$3,791
Dividends	19	12
Income from other investments	55	—
Investment expenses	(378)	(523)
Net investment income	$2,453	$3,280

The following table summarizes the components of net investment gains for the years ended December 31:

	2012	2011
Fixed income securities	$799	$4,147
Equities	636	—
Net investment gains (losses)	$1,435	$4,147

Atlas' other investment is in a limited partnership that primarily invests in income-producing real estate. Atlas' interests are not deemed minor and it is accounted for under the equity method of accounting. As of the year ended December 31, 2012, the carrying value was $1.3 million versus $0 as of the year ended December 31, 2011. The estimated fair value approximates due to the investees not being publicly traded.
Collateral pledged:
At December 31, 2012, bonds and term deposits with a fair value of $9.8 million were on deposit with state and provincial regulatory authorities, versus $11.8 million at December 31, 2011. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At the year ended December 31, 2012, the amount of such pledged securities was $8.3 million versus $10.4 million at December 31, 2011. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
Atlas' allowance for bad debt of $4.3 million as of the year ended December 31, 2011 primarily related to a single agent. Settlement proceedings with this agent were executed in April 2012, and resulted in a minor recovery of previously fully reserved amounts. At the year ended December 31, 2012, Atlas' allowance for bad debt declined to $484,000 and bad debt expense of $52,000 was recognized. In the year ended December 31, 2011, Atlas recognized $248,000 in bad debt expense.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the year ended December 31, 2012 and as of the year ended December 31, 2011(all amounts in '000s):

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income securities	$9,843	$88,002	$234	$98,079
Equities	1,571	—	—	1,571
Other investments	—	—	1,262	$1,262
Totals	$11,414	$88,002	$1,496	$100,912

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed Income Securities	$13,363	$90,128	$—	$103,491
Equities	1,141	—	—	1,141
Totals	$14,504	$90,128	$—	$104,632
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates. Refer to Note 5 for a description of the other investment in Level 3, whose fair value approximates its carrying value. There have been no unrealized or realized gains recorded related to the other investment during the year ended December 31, 2012. Both securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value at the year ended December 31, 2012. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
Net income computed under statutory-basis accounting for American Country was $457,000 versus a loss of $1.6 million for American Service. Losses for the year ended December 31, 2011were $2.3 million and $497,000 for American Country and American Service, respectively. Statutory capital and surplus of the insurance subsidiaries was $52.2 million and $50.0 million at December 31, 2012 and 2011, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the year ended December 31, 2012 or in the year ended December 31, 2011.
7. INCOME TAXES
The effective tax rate was 0.0% and (32.0)% for the years ended December 31, 2012 and 2011, respectively, compared to the U.S. statutory income tax rate of 34% as shown below(all amounts in '000s):

	2012		2011
	Amount	%	Amount	%
Expected income tax expense/(benefit) at statutory rate	$1,076	34.0%	$(1,235)	(34.0)%
Change in valuation allowance	(1,119)	(35.3)%	—	—%
Nondeductible expenses	48	1.5%	5	0.1%
Tax implications of qualifying transaction	—	—%	75	2.1%
Other	(5)	(0.2)%	(8)	(0.2)%
Total	$—	—%	$(1,163)	(32.0)%

Income tax expense consists of the following for the year ended December 31, 2012 and December 31, 2011:

	2012	2011
Current tax expense/(benefit)	$—	$—
Deferred tax (benefit)/expense, net of change in valuation allowance	—	(1,163)
Total	$—	$(1,163)
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
The components of deferred income tax assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows (all amounts in '000s):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Unpaid claims and unearned premiums	$3,144	$3,004
Taxable loss carry-forwards	16,128	15,558
Bad debts	164	1,297
Other	907	1,338
Valuation allowance	(11,242)	(12,361)
Total deferred tax assets, net of allowance	9,101	8,836

Deferred tax liabilities:
Investment securities	910	740
Deferred policy acquisition costs	1,280	1,027
Other	306	294
Total gross deferred tax liabilities	2,496	2,061
Net deferred tax assets	$6,605	$6,775
Amounts and expiration dates of the operating loss carry forwards as of December 31, 2012 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,750
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	9,349
2012	2032	216
Total		$47,435
Atlas established a valuation allowance of $11.2 million and $12.4 million for its gross deferred tax assets as of the year ended December 31, 2012 and as of the year ended December 31, 2011, respectively.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized or if it is deemed premature to conclude that these assets will be realized in the near future, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Atlas' assessment also considered the recent spin-off from prior ownership, the nature and extent of cumulative financial losses and trends in recent quarterly earnings.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2012 or 2011. Tax years 2008 through 2012 are subject to examination by the Internal Revenue Service.
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
Atlas recognized a gain on the sale of the property of $213,000, which will be deferred and recognized over the 5 year lease term. In the year ended December 31, 2012, Atlas recognized $26,000 as an offset to rent expense. Total rental expense recognized on the headquarters building in the year ended December 31, 2012 was $357,000.
There are two properties located in Alabama which remain for sale. These properties are listed for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
As of December 31, 2012, Atlas has the following cash obligations related to its lease of its headquarters building.
Lease Commitments Related to Headquarters Building (in '000s)

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$653	$673	$693	$714	$281	$3,014
Atlas assumed a lease for Gateway's headquarters in St. Louis, Missouri as part of the acquisition which took place on January 2, 2013. Atlas has cash obligations of $336,000 per year through February 2017 which are not included in the above table.

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal-use software and capital assets at December 31 (excluding assets held for sale):

	2012	2011
Leasehold improvements	$501	$—
Internal use software	4,560	4,131
Computer equipment	1,505	1,463
Furniture and other office equipment	306	1,142
Total	6,872	6,736
Accumulated Depreciation	5,735	6,296
Balance, end of period	$1,137	$440

10. UNDERWRITING POLICY AND REINSURANCE CEDED
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
Gross premiums written and ceded premiums, losses and commissions as of and for the years ended December 31, 2012 and December 31, 2011 are as follows (all amounts in '000s):

	2012	2011
Gross premiums written	$55,050	$42,031
Ceded premiums written	6,472	6,173
Net premiums written	48,578	35,858

Ceded premiums earned	6,575	7,654
Ceded losses and loss adjustment expenses	3,628	2,767
Ceding commissions	5,441	2,412

Ceded unpaid losses and loss adjustment expenses	5,680	7,825
Prepaid reinsurance premiums	2,111	2,214
Other amounts due from reinsurers	340	219

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2012 and December 31, 2011 were as follows (all amounts in '000s):

	2012	2011
Unpaid claims, beginning of period	$91,643	$132,579
Less: reinsurance recoverable	7,825	6,477
Net beginning unpaid claims reserves	83,818	126,102
Incurred related to:
Current year	26,329	27,303
Prior years	216	1,691
	26,545	28,994
Paid related to:
Current year	8,925	12,715
Prior years	37,051	58,563
	45,976	71,278

Net unpaid claims, end of period	64,387	83,818
Add: reinsurance recoverable	5,680	7,825
Unpaid claims, end of period	$70,067	$91,643
The process of establishing the estimated provision for unpaid claims is complex and imprecise as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made. Atlas experienced minimal unfavorable prior year development in 2012, reflected as incurred related to prior years in the table above. The unfavorable prior year development relates to various non-core lines and accident years.
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the year ended December 31, 2012 and December 31, 2011 follows (all prices in Canadian dollars):

	2012		2011
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	136,109	$5.70	36,867	$3.00
Granted	—	—	123,250	6.00
Exercised	(922)	3.00	(24,008)	3.00
Expired	(1,237)	3.00	—	—
Outstanding, end of period	133,950	$5.76	136,109	$5.70

Information about options outstanding at December 31, 2012 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	123,250	61,625
March 18, 2010	March 18, 2020	10,700	10,700
Total		133,950	72,325
On January 18, 2011, Atlas granted options to purchase 123,250 ordinary shares of Atlas stock to officers and directors at an exercise price of C$6.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021. The weighted average grant date fair value of the options granted on January 18, 2011 is C$3.72 per share.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 2.27% to 3.13%; dividend yield 0.0%; expected volatility 100%; expected life of 6 to 9 years.
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In both of the years ended December 31, 2012 and 2011, Atlas recognized $113,000 in expense, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense associated with the January 18, 2011 grant is $225,000 as of the year ended December 31, 2012 which will be recognized ratably through the next 2 years.
The weighted average exercise price of all the shares exercisable at December 31, 2012 and December 31, 2011 was C$5.56 and the grants have a weighted average remaining life of 8 years . The stock options granted on January 18, 2011 have an intrinsic value of $40,000 as of the year ended December 31, 2012.
Warrants - On November 1, 2010, American Acquisition closed a private placement where it issued 1,327,834 subscription receipts for ordinary voting common shares of Atlas and warrants to purchase 1,327,834 ordinary voting common shares of Atlas for C$6.00 per share in connection with the merger. The subscription receipts were converted to Atlas ordinary voting shares in connection with the merger. All the warrants were still outstanding at December 31, 2012 and expire on December 31, 2013.
Atlas' closing stock price on December 31, 2012 was C$6.30.
13. OTHER EMPLOYEE BENEFIT PLANS
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

	2012	2011
Change in Benefit Obligation
Benefit Obligation, beginning of year	$—	$5,110
Interest cost	—	229
Actuarial losses	—	(29)
Benefits paid	—	(229)
Settlement of obligation	—	(5,081)
Benefit Obligation, end of year	$—	$—

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$3,993
Actual return on plan assets	—	17
Employer contributions	—	1,300
Benefits Paid	—	(229)
Settlement of obligation	—	(5,081)
Fair value of plan assets, end of year	$—	$—

Funded Status, end of year	$—	$—

Items unrecognized as component of net pension cost, end of year (pre-tax)	—	—
Items unrecognized as component of net pension cost, end of year	—	—

Components of net pension cost
Interest cost	$—	$229
Expected return on plan assets	—	(177)
Amortization of prior service cost	—	—
Amortization of actuarial losses	—	61
Expense resulting from settlement of plan	—	2,544
Net periodic pension cost	$—	$2,657
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2011 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2012. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $110,000 and $105,000 for the years ended December 31, 2012 and December 31, 2011, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary voting common shares as an initial participation incentive. Atlas will also pay administrative costs related to this plan. During the years ended December 31, 2012 and December 31, 2011, Atlas incurred costs related to the plan of $51,000 and $38,000 respectively.
14. SHARE CAPITAL
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary shares and restricted voting shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' ordinary shares to meet certain listing requirements of the NASDAQ Capital Market. The share capital for the common shares is as follows:

As of December 31,		2012		2011
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	266,666,667	2,256,921	$4	1,541,842	$4
Restricted	33,333,334	3,887,471	14	4,601,621	14
Total common shares	300,000,001	6,144,392	$18	6,143,463	$18
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway America Inc., (”Kingsway”) a wholly owned subsidiary of Kingsway Financial Services Inc. or other Kingsway subsidiaries. In the event that such shares are disposed of such that Kingsway’s beneficial interest is less than 10% of the issued and outstanding restricted voting common shares, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting common shares.
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
Preferred shares are not entitled to vote and are beneficially owned or controlled by Kingsway as of the year ended December 31, 2012. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from December 31, 2010 (the issuance date of the preferred shares), or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which Kingsway holds a 10% or greater interest.
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $1.6 million as of the year ended December 31, 2012, or $0.26 per common share.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the year ended December 31, 2012 and December 31, 2011 (in '000s):

	2012	2011
Balance, beginning of period	$3,020	$3,804
Acquisition costs deferred	7,215	6,510
Amortization charged to income	6,471	7,294
Balance, end of period	$3,764	$3,020
16. RELATED PARTY TRANSACTIONS
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
For the year ended December 31, 2012 and December 31, 2011, Atlas incurred $2.0 million and $2.3 million, respectively, in commissions to Avalon Risk Management, Inc. (“Avalon”). In the year ended December 31, 2012 and December 31, 2011, Atlas also incurred expenses of $0 and $137,000 respectively, for marketing services performed by Avalon. Avalon was a KFSI subsidiary through October 2009, and had certain investors and directors in common with Atlas. As of December 31, 2012, Atlas and Avalon no longer have any common directors nor investors. Avalon acts as a program manager for a surety program primarily consisting of U.S. Customs bonds. In this capacity they are responsible for coordinating marketing, customer service and claim handling for the surety bonds written under this agreement. This program is 100% reinsured by an unrelated third party.
As at December 31, 2012 and December 31, 2011, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets (all amounts in '000s):

As of December 31,	2012	2011
Kingsway America, Inc.	$43	$291
Universal Casualty Company	—	(500)
Kingsway Amigo Insurance Company	1	(1)
Total	$44	$(210)
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in ‘000s, except per share data)
	2012
	Q4	Q3	Q2	Q1
Gross premium written	$10,701	$23,353	$9,242	$11,754
Net premium earned	11,914	10,934	7,552	8,310
Underwriting income/(loss)	305	264	(868)	(617)
Net income/(loss) attributable to Atlas	1,244	1,657	130	135
Net income/(loss) attributable to common shareholders	1,037	1,455	(72)	(64)
Basic earnings/(loss) per common share	$0.17	$0.24	$(0.01)	$—
Diluted earnings/(loss) per common share	$0.15	$0.24	$(0.01)	$—

(in ‘000s, except per share data)
	2011
	Q4	Q3	Q2	Q1
Gross premium written	$9,081	$10,928	$7,856	$14,166
Net premium earned	9,079	8,797	9,062	8,809
Underwriting income/(loss)	(6,325)	(1,729)	(1,278)	(1,906)
Net income/(loss) attributable to Atlas	(3,024)	1,066	193	(705)
Net income/(loss) attributable to common shareholders	(3,228)	862	(9)	(905)
Basic earnings/(loss) per common share	$(0.53)	$0.14	$—	$(0.15)
Diluted earnings/(loss) per common share	$(0.53)	$0.14	$—	$(0.15)

18. SUBSEQUENT EVENTS
Acquisition of Gateway Insurance Company

On January 2, 2013 we acquired Camelot Services, Inc., or Camelot Services, a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company, or Gateway, from Hendricks Holding Company, Inc., or Hendricks, an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

Refer to Note 3 for a complete description of the acquisition of Camelot Services.

Reverse Stock Split/Change in Capital Structure

On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary shares and restricted voting shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' ordinary shares to meet certain listing requirements of the NASDAQ Capital Market. Unless otherwise noted, all historical share and per share values in these financial statements reflect the one-for-three reverse stock split.

Stock Option Grant

On January 11, 2013, Atlas granted options to purchase 91,667 ordinary shares under the Company’s stock option plan, all of which were granted to the Company’s officers. The granted options have an exercise price of C$6.45 and vest equally on the first, second and third anniversary of the grant date. The options expire on January 11, 2023.

Initial Public Offering in the United States

On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by KAI at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $10.3 million.

The principal purposes of the initial offering in the United States are to create a public market for Atlas' ordinary shares and thereby enable future access to the public equity markets by Atlas and its shareholders, and to obtain additional capital. The intended usage of the net proceeds from the offering are for working capital, to acquire complementary businesses or other assets, to repurchase preferred shares, which accrue dividends on a cumulative basis at a rate of $0.045 per share per year (4.5%), or for other general corporate purposes; however there are no specific planned uses of the net proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no changes in or disagreements with our independent accountants since our Board of Directors’ June 20, 2011 appointment, based upon the recommendation of our Audit Committee, of Johnson Lambert LLP as Atlas’ independent auditors for the year ended December 31, 2011, replacing KPMG LLP as our independent auditors.

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

We have not consulted Johnson Lambert LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; nor the type of audit opinion that might be rendered on our financial statements. They have not provided a written report to us nor oral advice which was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. They also have not been consulted on any matter that was either the subject of a disagreement or a reportable event since they were appointed.

Item 9B. Other Information
None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Scott D. Wollney	44	President, Chief Executive Officer and Director
Gordon G. Pratt	51	Chairman of the Board
Jordan M. Kupinsky	39	Director
Larry G. Swets, Jr.	37	Director
Paul A. Romano	51	Vice President and Chief Financial Officer
Bruce W. Giles	53	Vice President, Underwriting
Joseph A. Shugrue	49	Vice President, Claims
Leslie A. DiMaggio	44	Vice President, Operations
Scott Wollney
Mr. Wollney has been our President and Chief Executive Officer, and a Director, since December 31, 2010. From July 2009 until that time, Mr. Wollney was President and Chief Executive Officer of KAI, prior to which he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI) from May 2008 to March 2009. From January 1998 to May 2008, he was President of Avalon Risk Management, Inc. Mr. Wollney’s education coupled with his significant and varied experience as an executive manager and director qualifies him for his role with Atlas.  He has experience building successful businesses as well as re-organizing challenged companies around a focused strategy to address legacy issues and set them on a path for future success.  Mr. Wollney has direct experience and expertise with respect to the numerous disciplines which are critical to insurance business.
Gordon Pratt
Mr. Pratt has been our Chairman of the Board since December 31, 2010. Since March 2004, Mr. Pratt has been a Managing Member of Fund Management Group LLC in Connecticut. From June 2004 to April 2006, he was also the Senior Vice-President, Finance of the Willis Group in New York, prior to which he was the Managing Director of Hales Capital Advisors LLC and the Managing Partner of Distribution Partners Investment Capital L.P. Mr. Pratt has also served as Chairman and Vice Chairman of the boards of directors of NASDAQ listed companies, including United Insurance Holdings Corp. He holds a Master of Management degree from Northwestern University as well as a Bachelor of Arts degree from Cornell University. Mr. Pratt’s education, background and experience qualify him for his role with Atlas.  Mr. Pratt has evaluated financial statements for more than 50 insurance companies and/or their holding company parents. Such evaluations include companies’ uses of accounting estimates, accruals and provisions.  Mr. Pratt has made investment decisions and offered his opinion to company management teams based upon his evaluations concerning financial statements, which cover a wide range of complexity and accounting issues.  Additionally, from his service as a member of certain boards of directors, he has an understanding of internal controls and procedures for financial reporting for insurance companies and/or insurance holding company parents.
Jordan Kupinsky
Mr. Kupinsky has been a Director of Atlas since December 31, 2010. Since 2008, Mr. Kupinsky has been a Managing Director with Windsor Private Capital Inc. and its predecessor JJR Capital Corp. Prior to joining Windsor, he was a Vice President at Greenhill & Co., an independent global investment banking firm, listed on the NYSE, focused on mergers & acquisitions, financial restructuring and merchant banking, from March 2006 to May 2008. Prior to joining Greenhill, Mr. Kupinsky held the positions of Vice President of Corporate Development and General Counsel at Minacs Worldwide Inc., a publicly traded company on the Toronto Stock Exchange from July 2002 to February 2005. Mr. Kupinsky began his career practicing corporate and securities law at Torys LLP in Toronto (from 1997 to 1999) and was also an investment banking associate at Houlihan Lokey Howard & Zukin from 1999 to 2002. He holds a joint MBA and LL.B. degree from the Schulich School of Business and Osgoode Hall Law School at York University. Mr. Kupinsky’s education, background and experience qualify him for his role with Atlas.  Mr. Kupinsky has experience in financial statement review with both public and private companies.  His direct experience includes securities law, financial analysis and corporate governance.

Larry Swets, Jr.
Mr. Swets has been a Director of Atlas since December 31, 2010. Since June 30, 2010, Mr. Swets has been the CEO of Kingsway Financial Services Inc. one of our shareholders, prior to which he was the Executive VP, Corporate Development of Kingsway Financial Services Inc. since January 2010. From June 2007 through March 2010, Mr. Swets was a director of United Insurance Holdings Corp. From June 2007 through September 2008, Mr. Swets was the CFO, Secretary, Treasurer and Executive Vice-President of FMG Acquisition Corp. He was the Managing Director of Itasca Financial LLC from May 2005 until January 2010. Mr. Swets holds a Chartered Financial Analyst designation from the CFA Institute. He received a Masters of Science degree from De Paul University in 1999 and a Bachelors of Business and Finance degree from Valparaiso University in 1997. Mr. Swets’ education, background and experience qualify him for his role with Atlas.  He has extensive experience with both private and public insurance businesses at both the executive management and board levels.
Paul Romano
Mr. Romano has been our Vice President and Chief Financial Officer since December 31, 2010. From March 2010 until that time, he served as Vice President and Treasurer of KAI, prior to which he was the Vice President, Data Management of Lincoln General Insurance Company from October 2008 to March 2009. From 2002 through 2008, he held various Vice President and Director positions with American Country Insurance Company and its affiliates. Mr. Romano holds a Certified Public Accountant designation in the State of Illinois. He received a Master of Business Administration degree from the Northwestern University Kellogg Graduate School of Management in 1996 and a Bachelor of Science, Accounting, from the University of Illinois in 1984.
Bruce Giles
Mr. Giles has been our Vice President, Underwriting since our December 31, 2010. Mr. Giles was previously Assistant Vice President of Commercial Underwriting for Kingsway America Inc., prior to which he held various positions with Kingsway America Inc. from December 2003 to June 2010. From 1981 to 2003, he held various positions with Allstate Insurance Group, CIGNA and other insurance companies..
Joseph Shugrue
Mr. Shugrue has been our Vice President, Claims since December 31, 2010. Mr. Shugrue previously held various senior management positions with American Service and Kingsway America Inc. beginning in March 2004. Prior to that time, he held positions with other specialized insurance businesses beginning in October 1986.
Leslie DiMaggio
Ms. DiMaggio has been our Vice President, operations since December 31, 2010. Ms. DiMaggio was previously the Vice President, Information Technology for Kingsway Financial Services Inc. from November 2008 to June 2010, prior to which she was the President, CEO and COO of Southern United Fire Insurance Company from April 2007 to November 2008. From 2000 until 2008, she held various other executive positions at Kingsway America Inc. Prior to that, she worked at other specialty insurance companies.
Information regarding directors of Atlas Financial Holdings, Inc. standing for election at the 2013 annual shareholders’ meeting is incorporated in this Item 10 by reference to the descriptions in the 2013 proxy statement of the company to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement")under the captions “Management Proposals to be Voted On – Proposal 1. Election of Directors.”
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

Committees of the Board
The Board has three standing committees to assist it in carrying out its duties. The standing committees are: (i) Audit Committee; (ii) Compensation Committee; and (iii) Corporate Governance and Nominating Committee.
(i) Audit Committee
The Audit Committee is elected annually at the first meeting of the Board held after our annual meeting of shareholders. During the fiscal year ended December 31, 2012, the Audit Committee met 8 times. In addition, the Audit Committee meets quarterly with our external auditors.
The Audit Committee is comprised of Jordan Kupinsky (Chairman) and Gordon Pratt. Each member of the Audit Committee is independent. We follow the independence standards set forth in Multilateral Instrument 52-110 Audit Committees (“MI52-110”). We are currently in compliance with the “independent director” requirements under NASDAQ Rule 5605(c)(2) and Rule 10A-3 of the Exchange Act pursuant to the exception in NASDAQ Rule 5615(b)(1) and Rule 10A-3(b)(1) of the Exchange Act which allows companies that have an Audit Committee comprised of two independent directors to have until the end of the one year phase-in period (which expires for us on May 25, 2013) to comply with the requirement of having an audit committee with at least three independent directors.
The Board has determined that Mr. Kupinsky and Mr. Pratt, because of their accounting and financial management expertise discussed above, are both considered an “audit committee financial expert” as that term is defined under the Exchange Act and, accordingly, that at least one audit committee financial expert is serving on the Corporation’s audit committee.  MI 52-110 provides that an individual is “financially literate” if he or she has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Corporation’s financial statements.  All of the members of the audit committee are financially literate as that term is defined.
The Audit Committee assists the board of directors in fulfilling its oversight responsibilities. The principal responsibilities of the Audit Committee include: (i) performing our external audit function including the qualifications, independence, appointment and oversight of the work of the external auditors; (ii) ensuring that we meet our accounting and financial reporting requirements and that we report our financial information to the public; (iii) making certain that we are in compliance with all legal and regulatory requirements relating to our oversight responsibilities; (iv) drafting our risk management policies; and (v) overseeing our system of internal controls and management’s information systems.

NASDAQ Compliance

We also intend to comply with NASDAQ independence and other compliance requirements. Specifically, we intend to have a majority independent board of directors. We have an independent audit committee, compensation committee and nominating committee consisting solely of independent directors and an independent audit committee chaired by an audit committee financial expert. Further, we intend to establish a formal director nomination process and we certify that the independent directors will have regularly scheduled executive sessions in which only they are present.

Relevant Education and Experience
Mr. Kupinsky has been actively involved in our Board as an independent director and member of the Audit Committee since the date of formation of the capital pool company. Prior to the reverse merger, Mr. Kupinsky has considerable experience in corporate finance, mergers and acquisitions, financial restructuring and merchant banking. Mr. Kupinsky has experience in financial statement review with both public and private companies. Mr. Kupinsky holds a Masters of Business Administration degree and a JD from the Schulich School of Business and Osgoode Hall Law School.
Mr. Pratt has more than 25 years experience in insurance company financial statement analysis and assessment. He holds a Master of Management degree in Finance from Northwestern’s Kellogg School of Management. His experience includes service as a director of eight insurance companies and/or such insurance companies’ holding company parents, including service as chairman or vice chairman of the board of directors of two publicly-traded insurance companies and/or such insurance companies’ holding company parents, and service as a member of the Audit Committee for one insurance company’s holding company parent. Mr. Pratt had specialized training in insurance company statutory and GAAP accounting while serving as an officer of The Chase Manhattan Bank, N.A. As a partner in four private equity funds focused on investment in insurance companies and insurance-related businesses, Mr. Pratt has evaluated financial statements for more than 50 insurance companies and/or their holding company parents, including such companies’ use of accounting estimates, accruals, and provisions. He has made investment decisions and offered his opinion to company managements as a result of his evaluation concerning such financial statements, which covered a wide range of complexity and accounting issues. From his service as a member of certain boards of directors, he has an understanding of internal controls and procedures for financial reporting for insurance companies and/or insurance holding company parents.
Audit Committee Oversight
At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.
(ii) Compensation Committee
The Compensation Committee is comprised of Jordan Kupinsky (Chairman) and Gordon Pratt. Each member of the Compensation Committee is independent. We are currently in compliance with the requirements under the NASDAQ rules pursuant to NASDAQ Rule 5605(d)(2)(A) which require a compensation committee be comprised of at least two members, each of whom must be independent directors. The Compensation Committee met one time during the fiscal year ended December 31, 2012.
The Compensation Committee oversees our remuneration policies and practices. The principal responsibilities of the Compensation Committee include: (i) considering our overall remuneration strategy and, where information is available, verifying the appropriateness of existing remuneration levels using external sources for comparison; (ii) comparing the nature and amount of our directors’ and executive officers’ compensation to performance against goals set for the year while considering relevant comparative information, independent expert advice and our financial position; and (iii) making recommendations to the Board in respect of director and executive officer remuneration matters, with the overall objective of ensuring maximum shareholder benefit from the retention of high quality board and executive team members.
The Compensation Committee reviewed executive compensation with management in the course of the 2012 budgeting process. Authority was extended to management within the approved budget for compensation. Neither we nor the Board engaged a compensation consultant in the years ended December 31, 2011 or 2012.
(iii) Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee is comprised of Jordan Kupinsky (Chairman) and Gordon Pratt. We are currently in compliance with the “independent director” requirements under the NASDAQ rules pursuant to NASDAQ Rule 5605(e) which requires a corporate governance and nominating committee to be comprised of independent directors. The Corporate Governance and Nominating Committee met one time during the fiscal year ended December 31, 2011.

The Corporate Governance and Nominating Committee oversees our approach to corporate governance matters. The principal responsibilities of the Corporate Governance and Nominating Committee include: (i) monitoring and overseeing the quality and effectiveness of our corporate governance practices and policies; (ii) considering nominees for our independent directors; (iii) adopting and implementing corporate communications policies and ensuring the effectiveness and integrity of communication and reporting to our shareholders and the public generally; (iv) planning for the succession of our directors and executive officers, including appointing, training and monitoring senior management to ensure that the board and management have appropriate skill and experience; and (v) administering the Board’s relationship with our management.

Our company receives suggestions for potential director nominees from many sources, including members of the Board, advisors, and Shareholders. Any such nominations, together with appropriate biographical information, should be submitted to us in accordance with our policies governing submissions of nominees discussed below. Any candidates submitted by a Shareholder or Shareholder group are reviewed and considered in the same manner as all other candidates. Qualifications for consideration as a board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting us, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on corporation matters. The Corporate Governance and Nominating Committee seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to us and our Shareholders, though our company does not have a formal policy with regard to the consideration of diversity in identifying director nominees. The independent directors, in addition to any other board members as may be desirable, evaluate potential nominees, whether proposed by Shareholders or otherwise, by reviewing their qualifications, reviewing results of personal and reference interviews and reviewing such other information as may be deemed relevant.

Candidates whose evaluations are favorable are then recommended by the Corporate Governance and Nominating Committee for selection by the full Board. The Board then selects and recommends candidates for nomination as directors for shareholders to consider and vote upon at the annual meeting. In general, our company does not employ executive search firms, or pay a fee to any third party, to locate qualified candidates for director positions.
Code of Business Conduct and Ethics
Our company has a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The Code of Ethics is designed to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure of financial information in the public filings and our communications and compliance with applicable laws, rules and regulations. The Code of Business Conduct and Ethics is posted on our website at www.atlas-fin.com, under “Investor Relations.” A written copy is available to Shareholders upon written request to us, to the attention of Scott Wollney. Information contained on our website, www.atlas-fin.com, is not deemed part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as a provision purporting to provide indemnification against civil fraud or the consequences of committing a crime.
Our memorandum and articles of association permit indemnification of officers and directors against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained in their capacities as such unless such losses or damages arise from breach of trust, breach of duty, dishonesty, fraud or willful default of such directors or officers.
Atlas provides additional indemnification for our directors and senior executive officers separate from that provided in our memorandum and articles of association. These agreements, among other things, require us to indemnify such persons for certain expenses, including attorneys’ fees, judgments, penalties fines and settlement amounts actually and reasonably incurred by such person in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request, including liability arising out of negligence or active or passive wrongdoing by the officer or director.

Our company also maintains a directors and officers liability insurance policy for our directors and officers.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted with respect to our directors or officers or persons controlling us under the foregoing provisions, our company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable as a matter of United States law.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•Security Ownership of Directors & Executive Officers
•Security Ownership of Certain Beneficial Owners

The following table includes information as of December 31, 2012 with respect to Atlas' equity compensation plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,461,784 [1]	C$5.98	239,287 [2]
1 Summation of 133,950 shares outstanding under the March 18, 2010 and January 18, 2011 equity compensation plans and 1,327,834 shares related to the outstanding warrants.
2 Equal to the remainder allowable according to the 2011 Equity Incentive Plan (10% of issued and outstanding ordinary shares)

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

Part IV.

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

Exhibit	Description
3.1+	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010.
3.2+	Special Resolution amending Article Six of the Amended and Restated Memorandum of Association, filed with the Registrar of Companies in the Cayman Islands on January 29, 2013.
4.1+	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010, included in item 3.1
4.1+	By-laws of American Country Insurance Company, Inc., as amended September 14, 2005
4.1+	By-laws of American Service Insurance, Inc., as amended September 20, 2005
4.1+	By-laws of American Insurance Acquisition, Inc., as amended July 9, 2010
4.2	Specimen Ordinary Share Certificate
4.3+	Specimen Warrant Agreement
10.1+	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011
10.2+	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012
10.3+	Employee Share Purchase Plan Agreement, as adopted June 1, 2011
10.4+	Defined Contribution Plan Document dated August 11, 2011
10.5+	Transition Services Agreement between Kingsway Financial Services, Inc and American Insurance Acquisition, Inc., dated December 31, 2010
10.6+	150 Northwest Point - Sale Agreement
10.7+	150 Northwest Point - Sale Agreement, Amendment 1
10.8+	150 Northwest Point - Sale Agreement, Amendment 2
10.9+	150 Northwest Point - Lease Agreement
10.10+	Audit Committee Charter
10.11+	Corporate Governance and Nominating Committee Charter
10.12+	Executed Underwriting Agreement, dated February 11, 2013
10.13+	Stock Purchase Agreement between Atlas Financial Holdings, Inc. and Hendricks Holding Company, Inc., dated October 24, 2012
14+	Atlas Financial Holdings, Inc. Code of Business Conduct and Ethics, dated January 1, 2011
16+	Letter from KPMG LLP regarding its concurrence with the statements made by Atlas in the current report concerning the dismissal as the registrant’s principal accountant.
21+	List of Subsidiaries
23.1	Consent of Johnson Lambert LLP
24.1+	Power of Attorney
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(+)	Previously filed.

SIGNATURE
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC (Registrant)
/s/ Paul A. Romano By: Paul A. Romano (Vice President and Chief Financial Officer)
March 18th, 2013
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 18th, 2013
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 18th, 2013
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 18th, 2013
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 18th, 2013
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 18th, 2013

Schedule II – Condensed Financial Information of Registrant
Statements of Comprehensive Income

($ in thousands)	Year ended December 31,
	2012	2011
Other underwriting expenses	$113	$(55)
Income from operations before income tax (benefit)/expense	(113)	55
Income tax benefit	(1,158)	(1,137)
Income before equity in net income of subsidiaries	$1,045	$1,192
Equity in net income/(loss) of subsidiaries	2,121	(3,662)
Net income/loss	$3,166	$(2,470)

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in thousands)	December 31,
	2012	2011
Assets
Investments
Cash and cash equivalents	$67	$15
Total Investments	67	15
Other assets	—	52
Deferred tax asset	104	64
Investment in subsidiaries	59,693	56,123
Total Assets	$59,864	$56,254

Liabilities
Accounts payable and accrued liabilities	$—	$—
Total Liabilities	$—	$—

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011. Liquidation value $1.00 per share	$18,000	$18,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 2,256,921 shares issued and outstanding at December 31, 2012 and 1,541,842 at December 31, 2011	4	4
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 3,887,471 shares issued and outstanding at December 31, 2012 and 4,601,621 at December 31, 2011	14	14
Additional paid-in capital	152,768	152,652
Retained deficit	(112,675)	(115,841)
Accumulated other comprehensive income, net of tax	1,753	1,425
Total Shareholders’ Equity	59,864	56,254
Total Liabilities and Shareholders’ Equity	$59,864	$56,254

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

	Year Ended December 31,
	2012	2011
Operating Activities
Net income (loss)	$3,166	$(2,470)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,121)	3,662
Share-based compensation expense	113	113
Deferred income taxes	(1,158)	(1,137)
Net changes in operating assets and liabilities:
Other assets	52	(52)
Accounts payable and accrued liabilities	—	(103)
	52	13

Net change in cash and cash equivalents	52	13
Cash and cash equivalents, beginning of year	15	2
Cash and cash equivalents, end of year	$67	$15
Cash paid for:
Interest	—	—
Income taxes	—	—

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
Atlas has no material contingencies, long-term debt obligations or guarantees.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

(in '000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2012
Premiums earned	$45,165	(6,575)	119	38,709	0.3%

December 31, 2011
Premiums earned	$43,253	$(7,654)	$148	$35,747	0.4%

Schedule V – Valuation and qualifying accounts

(in '000s)	Balance at Beginning of Period	Charged to Expenses	Other additions	Deductions	Balance at End of Period
December 31, 2012
Allowance for uncollectible receivables	4,254	52	—	(3,822)	484
Valuation allowance for deferred tax assets	12,361	—	—	(1,119)	11,242

December 31, 2011
Allowance for uncollectible receivables	$4,212	$248	$—	$(206)	$4,254
Valuation allowance for deferred tax assets	11,288	(1,073)	—	—	12,361

Schedule VI - Supplemental information concerning property-casualty insurance operations

(in '000s)	Year Ended December 31,
	2012	2011
Deferred policy acquisition costs	$3,764	3,020
Reserves for insurance claims and claims expense	$70,067	91,643
Unearned premiums	25,457	15,691
Earned Premiums	38,709	35,747
Net investment income	2,453	3,280
Claims and claims adjustment expense incurred
Current Year	26,329	27,303
Prior Year	216	1,691
Amortization of deferred policy acquisition costs	6,471	7,294
Paid claims and claim adjustment expense	45,976	71,278
Gross premium written	55,050	42,031