Form 10-K/A
period 2012-12-31
Atlas Financial Holdings, Inc.
filed 2013-05-07
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
* * *
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into this Amendment No. 1 on Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14. The portions of the Definitive Proxy Statement so incorporated by reference are filed as an exhibit hereto pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.

EXPLANATORY NOTE
Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 18, 2013 (the “Original Filing”), is being filed for the sole purpose of including information in Part III, Items 10 through 14. Such information is being incorporated into this Amendment No. 1 by reference to portions of the Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission (“SEC”) on May 7, 2013 (the “Proxy Statement”). The reference on the cover of the Original Filing to the incorporation by reference to portions of our Definitive Proxy Statement into Part III of the Original Filing is hereby deleted.
The portions of the Proxy Statement incorporated herein by reference are filed as an exhibit hereto pursuant to Rule 12b-23 under the Securities Exchange Act of 1934 (the “Exchange Act”). The portions of the Proxy Statement that are not expressly incorporated by reference into Part III, Items 10 through 14, shall not be deemed incorporated by reference into, and are not part of, this Amendment No. 1.
In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14, of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15, of the Original Filing has been amended and restated solely to include as exhibits the Proxy Statement and the new certifications required by Rule 13a-14(a)/Rule 15d-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A
December 31, 2012

PART III
Item 10.    Directors, Executive Officers and Corporate Governance                        1
Item 11.    Executive Compensation                                        1
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    1
Item 13.    Certain Relationships and Related Transactions, and Director Independence                1
Item 14.    Principal Accounting Fees and Services                                1
PART IV
Item 15.    Exhibits and Financial Statement Schedules                                1
SIGNATURES                                                4

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference to the sections of the Proxy Statement entitled “Management Proposals to be Voted On - Proposal 1. Election of Directors” (pages 5 to 7), “Corporate Governance Practices and Code of Ethics - Section 16(a) Beneficial Ownership Reporting Compliance” (page 15), “Corporate Governance Practices and Code of Ethics - Committees of the Board - (i) Audit Committee” (pages 15 to 16), “Corporate Governance Practices and Code of Ethics - Executive Officers” (page 18), and “Corporate Governance Practices and Code of Ethics - Code of Business Conduct and Ethics” (page 18).
Item 11. Executive Compensation
The information required by this Item 11 is set forth under the section entitled “Executive Compensation” (pages 19 to 22) in the Proxy Statement, which information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Directors & Executive Officer” (pages 3 to 5).
The following table includes information as of December 31, 2012 with respect to Atlas' equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding Options, warrants and rights	Weighted-average exercise price of outstanding Options ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securityholders	123,250 Ordinary Shares(1)	$6.00	102,442 (3)
Equity compensation plans not approved by securityholders	10,700 Ordinary Shares(2)	$3.00	Nil
Total	133,950 Ordinary Shares	$5.76	102,442 (3)
Notes:
(1)    Issued pursuant to the Stock Option Plan on January 18, 2011.
(2)    Issued pursuant to stock option agreements on March 18, 2010, prior to implementation of the Stock Option Plan.

(3)	Equal to the maximum number of securities remaining issuable under according to the 2011 Stock Option Plan (10% of issued and outstanding ordinary shares as of December 31, 2012)
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to the sections of the Proxy Statement entitled “Related Person Transactions” (page 22) and “Corporate Governance Practices and Code of Ethics - Determination of Independence of Nominees for Election” (page 14).
Item 14.     Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled “Management Proposals to be Voted On - Proposal 2. Ratification of Appointment of Independent Registered Public Accountant” (pages 7 to 8).
PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1)    The consolidated financial statements, notes thereto and related information required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

(a)(3)The following is a list of the exhibits filed as part of this Form 10-K/A. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Exhibit	Description
3.1+	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010
3.2+	Special Resolution amending Article Six of the Amended and Restated Memorandum of Association, filed with the Registrar of Companies in the Cayman Islands on January 29, 2013
4.1+	Memorandum of Association of Atlas Financial Holdings, dated December 24, 2010, included in item 3.1
4.1+	By-laws of American Country Insurance Company, Inc., as amended September 14, 2005
4.1+	By-laws of American Service Insurance, Inc., as amended September 20, 2005
4.1+	By-laws of American Insurance Acquisition, Inc., as amended July 9, 2010
4.2+	Specimen Ordinary Share Certificate
4.3+	Specimen Warrant Agreement
10.1+	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011
10.2+	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012
10.3+	Employee Share Purchase Plan Agreement, as adopted June 1, 2011
10.4+	Defined Contribution Plan Document dated August 11, 2011
10.5+	Transition Services Agreement between Kingsway Financial Services, Inc. and American Insurance Acquisition, Inc., dated December 31, 2010
10.6+	150 Northwest Point - Sale Agreement
10.7+	150 Northwest Point - Sale Agreement, Amendment 1
10.8+	150 Northwest Point - Sale Agreement, Amendment 2
10.9+	150 Northwest Point - Lease Agreement
10.10+	Audit Committee Charter
10.11+	Corporate Governance and Nominating Committee Charter
10.12+	Executed Underwriting Agreement, dated February 11, 2013
10.13+	Stock Purchase Agreement between Atlas Financial Holdings, Inc. and Hendricks Holding Company, Inc., dated October 24, 2012
14+	Atlas Financial Holdings, Inc. Code of Business Conduct and Ethics, dated January 1, 2011
16+	Letter from KPMG LLP regarding its concurrence with the statements made by Atlas in the current report concerning the dismissal as the registrant's principal accountant.
21+	List of Subsidiaries
23.1+	Consent of Johnson Lambert LLP
24.1+	Power of Attorney
Item 31 - Rule 13a-14(a)/15d-14(a) Certifications
31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Filing
31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Filing
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1
Item 32 - Section 1350 Certifications
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Definitive Proxy Statement of Atlas Financial Holdings, Inc., of which the portions under the captions, and on the pages, identified below are incorporated by reference into this Amendment No. 1, as specified herein:
Responsive to Item 10
“Management Proposals to be Voted On - Proposal 1. Election of Directors” (pages 5 to 7)
“Corporate Governance Practices and Code of Ethics - Section 16(a) Beneficial Ownership Reporting Compliance” (page 15)
“Corporate Governance Practices and Code of Ethics - Committees of the Board - (i) Audit Committee” (pages 15 to 16)
“Corporate Governance Practices and Code of Ethics - Executive Officers” (page 18)
“Corporate Governance Practices and Code of Ethics - Code of Business Conduct and Ethics” (page 18)
Responsive to Item 11
“Executive Compensation” (pages 19 to 22)
Responsive to Item 12
“Security Ownership of Certain Beneficial Owners and Directors & Executive Officer” (pages 3 to 5)
Responsive to Item 13
“Related Person Transactions” (page 22)
“Corporate Governance Practices and Code of Ethics - Determination of Independence of Nominees for Election (page 14)
Responsive to Item 14
“Management Proposals to be Voted On - Proposal 2. Ratification of Appointment of Independent Registered Public Accountant” (pages 7 to 8)

Item 101 - Interactive Data Files

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(+)     Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ATLAS FINANCIAL HOLDINGS, INC.
(Registrant)
By: /s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer
Date: May 7, 2013