Form 10-Q
period 2013-03-31
Atlas Financial Holdings, Inc.
filed 2013-05-13
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2013	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
     Large Accelerated Filer ☐                            Accelerated Filer        ☐
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

There were 8,095,892 shares of the Registrant's common stock outstanding as of May 13, 2013, of which 6,833,421 are ordinary common shares and 1,262,471 are restricted shares. Of the Registrant's ordinary common shares outstanding, 5,421,129 shares as of May 1, 2013 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in '000s of US dollars, except for share and per share data)	March 31, 2013 (unaudited)	December 31, 2012
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $116,473 and $95,423)	$118,681	$98,079
Equity securities, at fair value (cost $1,563)	1,698	1,571
Other investments	1,185	1,262
Total Investments	121,564	100,912
Cash and cash equivalents	23,770	19,912
Accrued investment income	794	517
Accounts receivable and other assets (Net of allowance of $513 and $484)	33,559	21,923
Reinsurance recoverables, net	24,606	6,020
Prepaid reinsurance premiums	4,740	2,111
Deferred policy acquisition costs	4,870	3,764
Deferred tax asset, net	6,714	6,605
Intangible assets	740	—
Software and office equipment, net	2,021	1,137
Assets held for sale	166	166
Total Assets	$223,544	$163,067

Liabilities
Claims liabilities	$105,891	$70,067
Unearned premiums	37,017	25,457
Due to reinsurers and other insurers	3,230	3,803
Other liabilities and accrued expenses	7,211	3,876
Total Liabilities	153,349	103,203

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding at March 31, 2013, 18,000,000 shares issued and outstanding at December 31, 2012. Liquidation value $1.00 per share	20,000	18,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 6,833,421 shares issued and outstanding at March 31, 2013, 2,256,921 shares issued and outstanding at December 31, 2012	20	4
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 1,262,471 shares issued and outstanding at March 31, 2013 and 3,887,471 shares issued and outstanding at December 31, 2012	4	14
Additional paid-in capital	160,703	152,768
Retained deficit	(112,073)	(112,675)
Accumulated other comprehensive income, net of tax	1,541	1,753
Total Shareholders’ Equity	70,195	59,864
Total Liabilities and Shareholders’ Equity	$223,544	$163,067

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in '000s of US dollars, except for share and per share data)

Consolidated Statements of Income
	Three Month Periods Ended
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)
Net premiums earned	$15,888	$8,310
Net investment income	613	607
Net investment gains	93	28
Other income	4	117
Total revenue	16,598	9,062
Net claims incurred	10,261	5,904
Acquisition costs	2,270	1,374
Other underwriting expenses	3,059	1,649
Expenses incurred related to Gateway acquisition	406	—
Total expenses	15,996	8,927
Income from operations before income tax expense	602	135
Income tax expense	—	—
Net income attributable to Atlas	602	135
Less: Preferred share dividends	276	199
Net income/(loss) attributable to common shareholders	$326	$(64)

Basic weighted average common shares outstanding	7,044,724	6,144,253
Earnings/(loss) per common share, basic	$0.05	$—
Diluted weighted average common shares outstanding	8,378,997	6,144,253
Earnings/(loss) per common share, diluted	$0.04	$—

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$602	$135

Other comprehensive (loss)/income:
Changes in net unrealized (losses)/gains	(166)	173
Reclassification to income of net realized gains	(155)	(117)
Effect of income tax	109	(19)
Other comprehensive (loss)/income for the period	(212)	37
Total comprehensive income	$390	$172

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					135		135
Other comprehensive income						37	37
Share-based compensation				28			28
Stock options exercised				3			3
Balance March 31, 2012 (unaudited)	$18,000	$4	$14	$152,683	$(115,706)	$1,462	$56,457

Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					602		602
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Other comprehensive loss						(212)	(212)
Share-based compensation				59			59
Dividends paid				(1,874)			(1,874)
Balance March 31, 2013 (unaudited)	$20,000	$20	$4	$160,703	$(112,073)	$1,541	$70,195

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)
Operating Activities
Net income attributable to Atlas	$602	$135
Adjustments to reconcile net income to net cash used by operating activities:
Adjustments for non-cash items	452	297
Changes in other operating assets and liabilities	(16,480)	(1,793)
Changes in net claims liabilities	(385)	(7,741)
Net cash flows used in operating activities	(15,811)	(9,102)

Investing activities
Purchase of Gateway (net of cash acquired)	11,126	—
Proceeds from sale and maturity of investments	26,429	12,353
Purchases of investments	(25,621)	(17,662)
Purchases of property and equipment and other	(147)	—
Proceeds from sale of property and equipment	—	(129)
Net cash flows provided/(used) by investing activities	11,787	(5,438)

Financing activities
Proceeds from initial public offering	9,756	—
Dividends paid	(1,874)	—
Options exercised	—	3
Net cash flows provided by financing activities	7,882	3

Net (decrease)/increase in cash and cash equivalents	3,858	(14,537)
Cash and cash equivalents, beginning of period	19,912	23,249
Cash and cash equivalents, end of period	$23,770	$8,712

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Atlas Financial Holdings, Inc. ("Atlas" or the "Company") commenced operations on December 31, 2010. The primary business of Atlas is underwriting commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
Atlas' business is carried out through its insurance subsidiaries: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and, as of January 1, 2013, Gateway Insurance Company ("Gateway"). The insurance subsidiaries distribute their insurance products through a network of retail independent agents. Together, the insurance subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. The insurance subsidiaries share common management and operating infrastructure.
Atlas' ordinary voting common shares have been listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” since January 6, 2011. Atlas ordinary shares became listed on the NASDAQ stock exchange on February 11, 2013, under the same symbol.
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary voting shares and restricted voting shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' common shares to meet certain listing requirements of the NASDAQ Capital Market. Unless otherwise noted, all historical share and per share values in this Form 10-Q reflect the one-for-three reverse stock split.
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Atlas' Annual Report on Form 10-K for the year ended December 31, 2012, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.
Seasonality - The property and casualty (P&C) insurance business is seasonal in nature. While Atlas' net premiums earned are generally stable from quarter to quarter, Atlas' gross premiums written follow the common renewal dates for the "light" commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. Atlas' ability to generate written premium is also impacted by the timing of policy periods in the states in which Atlas operates.
The accounting policies followed in these unaudited condensed consolidated financial statements are comparable to those applied in Atlas' audited annual consolidated financial statements on Form 10-K for the period ended December 31, 2012. Atlas has consistently applied the same accounting policies throughout all periods presented, as if these policies had always been in effect.

2. NEW ACCOUNTING STANDARDS
Presentation of Comprehensive Income - In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. Atlas adopted this guidance effective January 1, 2013. Atlas' adoption of this standard did not have a significant impact on its unaudited condensed consolidated financial statements.

3. ACQUISITION OF GATEWAY INSURANCE COMPANY
On January 2, 2013 Atlas acquired Camelot Services, Inc., ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company, ("Gateway"), from Hendricks Holding Company, Inc., ("Hendricks"), an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

Under the terms of the stock purchase agreement, the purchase price equaled the tangible GAAP book value of Camelot Services at December 31, 2012, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2012. Additional consideration may be paid to the seller, or returned to Atlas by the seller, depending upon, among other things, the future development of Gateway's actual loss reserves for certain lines of business and the utilization of certain deferred tax assets over time. Gateway also wrote a workers' compensation insurance program which is being run-off. However, an indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway's workers' compensation business was ceded to a third party captive reinsurer funded and collateralized by the seller as part of the transaction.

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2 million preferred shares) and $6.3 million in cash. The agreement includes contractual protections to offset up to $2.0 million of future reserve development. Atlas has also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development.

The Gateway acquisition was accounted for using the purchase method. Atlas began consolidating Gateway on January 1, 2013, therefore their financial results are included in Atlas' consolidated financial results for the three month period ended March 31, 2013. However, the following unaudited pro forma summary presents Atlas' consolidated financial information for the three month period ended March 31, 2012 as if Gateway had been acquired on January 1, 2012. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2012. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)
Three Month Period Ended	March 31, 2012
Revenue	$11,903
Net loss	$(90)
Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)

The value of certain assets and liabilities acquired are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations must be finalized within 12 months of the close of the acquisition. Any changes upon finalization to the preliminary valuation of assets and liabilities may result in adjustment to identifiable intangible assets and goodwill. Changes to the purchase price allocation, if any, will be adjusted retrospectively in future consolidated financial results. The following table presents assets acquired and liabilities assumed for the Gateway acquisition based on its estimated fair value on January 2, 2013.

(in '000s)
Purchase Consideration
Cash	$12,282
Preferred stock	2,000
Total	$14,282

Allocation of Purchase Price

Cash and investments	$45,421
Accounts receivable and other assets	9,267
Reinsurance recoverables	6,007
Intangible assets	740
Property and equipment	906
Deferred policy acquisition costs	1,233
Total Assets	$63,574

Claims liabilities	$36,209
Unearned premiums	9,601
Accounts payable and other liabilities	3,482
Total Liabilities	$49,292

Net assets acquired	$14,282
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an infinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the three month period ended March 31, 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction three month period ended March 31, 2013. Atlas also incurred $337,000 in one time employee termination costs during the three month period ended March 31, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Statement of Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. Activity related to this plan in the three month period ended March 31, 2013 follows (in '000s):

Employee Termination Costs
Balance - beginning of period	$—
Recognized in earnings	337
Spending	(214)
Balance - end of period	123

4. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share (collectively, the "common shares") for the three month periods ended March 31, 2013, March 31, 2012 is as follows:

	Three Month Periods Ended
	March 31, 2013	March 31, 2012
Basic:
Net income attributable to Atlas	$602	$135
Less: Preferred share dividends	276	199
Net income attributable to common shareholders	326	(64)
Weighted average basic common shares outstanding	7,044,724	6,144,253
Basic earnings per common share	$0.05	$—
Diluted:
Weighted average common shares outstanding	7,044,724	6,144,253
Add:
Dilutive stock options outstanding	6,439	—
Dilutive warrants	1,327,834	—
Dilutive average common shares outstanding	8,378,997	6,144,253
Dilutive earnings per common share	$0.04	$—
Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method. Atlas’ dilutive potential ordinary shares consist of outstanding stock options to purchase ordinary voting common shares, warrants to purchase 1,327,834 ordinary voting common shares of Atlas for C$6.00 per share, and 20,000,000 preferred shares potentially convertible to ordinary shares at the option of the holders at any date after December 31, 2015 at the rate of 0.1270 ordinary shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three month period ended March 31, 2013, the convertible preferred shares were anti-dilutive.
For the three month period ended March 31, 2013, Atlas' warrants and its options granted on March 18, 2010 and January 18, 2011 were considered to be dilutive.

5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows. Atlas' other investment is in a limited partnership that primarily invests in income-producing real estate. Atlas' interests are not deemed minor and it is accounted for under the equity method of accounting. As of the period ended March 31, 2013, the carrying value was approximately $1.2 million versus approximately $1.3 million as of the year ended December 31, 2012. The estimated fair value approximates carrying value due to the investments of the partnership not being publicly traded. This other investment is not included in the below tables (all amounts in '000s):

March 31, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income:
U.S.	- Government	$47,217	$757	$9	$47,965
	- Corporate	38,778	1,036	39	39,775
	- Commercial mortgage backed	22,169	384	12	22,541
	- Other asset backed	8,309	95	4	8,400
Total fixed income		116,473	2,272	64	118,681
Equities		1,563	241	106	1,698
Totals		$118,036	$2,513	$170	$120,379

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total fixed income		95,423	2,688	32	98,079
Equities		1,563	8	—	1,571
Totals		$96,986	$2,696	$32	$99,650
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of the period ended March 31, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$7,828	$32,401	$27,688	$50,764	$118,681
Percentage of total	6.6%	27.3%	23.3%	42.8%	100.0%

As of the year ended December 31, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$9,513	$23,124	$20,524	$44,918	$98,079
Percentage of total	9.7%	23.6%	20.9%	45.7%	100.0%
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
There were no other than temporary impairments recorded in the three month periods ended March 31, 2013 and 2012 as a result of the above analysis performed by management. All securities in an unrealized loss position as of March 31, 2013 and December 31, 2012 have been in said position for less than 12 months.
The following table summarizes the components of net investment income for the three month periods ended March 31, 2013 and 2012 (all amounts in '000s):

	2013	2012
Total investment income
Interest income	$726	$709
Dividends	4	—
Income from other investments	—	—
Investment expenses	(117)	(102)
Net investment income	$613	$607

The following table summarizes the components of net investment gains for the three month periods ended March 31, 2013 and 2012:

	2013	2012
Fixed income securities	$93	$28
Equities	—	—
Net investment gains	$93	$28

Collateral pledged:
At March 31, 2013, bonds and term deposits with a fair value of $15.0 million were on deposit with state and provincial regulatory authorities, versus $9.8 million at December 31, 2012. This increase is the result of the acquisition of Gateway. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At March 31, 2013, the amount of such pledged securities was $8.4 million versus $8.3 million at December 31, 2012. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FINANCIAL AND CREDIT RISK MANAGEMENT
At March 31, 2013, Atlas' allowance for bad debt increased to $513,000. Atlas recognized bad debt expense of $33,000 in the three month period ended March 31, 2013 compared to $133,000 in bad debt expense three month period ended March 31, 2012.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the three month period ended March 31, 2013 and as of the year ended December 31, 2012 (all amounts in '000s):

March 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$14,191	$104,160	$330	$118,681
Equities	1,698			1,698
Other investments			1,185	$1,185
Totals	$15,889	$104,160	$1,515	$121,564

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income securities	$9,843	$88,002	$234	$98,079
Equities	1,571	—	—	1,571
Other investments	—	—	1,262	$1,262
Totals	$11,414	$88,002	$1,496	$100,912
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 during either period.

The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and is the same as at December 31, 2012. The other investment in Level 3 is also the same as at December 31, 2012. Both securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value at the three month period ended March 31, 2013. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
The insurance subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million and $2.4 million under the provisions of the Illinois Insurance Code and the Missouri Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
Net income computed under statutory-basis accounting for American Country was $457,000 versus losses of $1.6 million for American Service and $12.1 million for Gateway for the year ended December 31, 2012. Statutory capital and surplus of the American Country and American Service together was $52.2 million and $50.0 million at December 31, 2012 and 2011, respectively. Gateway had statutory capital and surplus of $10.2 million at December 31, 2012 and $16.3 million at December 31, 2011.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2013 or in the year ended December 31, 2012.
7. INCOME TAXES
As a result of Atlas' deferred tax assets, the effective tax rate was 0.0% for both of the three month periods ended March 31, 2013 and 2012, respectively, compared to the U.S. statutory income tax rate of 34% as shown below (all amounts in '000s):

	2013		2012
	Amount	%	Amount	%
Expected income tax expense/(benefit) at statutory rate	$205	34.0%	$46	34.0%
Change in valuation allowance	(345)	(57.2)%	(48)	(35.5)%
Nondeductible expenses	141	23.4%	4	3.0%
Tax implications of qualifying transaction	—	—%	(2)	(1.5)%
Other	(1)	(0.2)%	—	—%
Total	$—	—%	$—	—%
Income tax expense consists of the following for the three month periods ended March 31, 2013 and March 31, 2012:

	2013	2012
Current tax expense/(benefit)	$—	$—
Deferred tax (benefit)/expense, net of change in valuation allowance	—	—
Total	$—	$—
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
On May 10, 2013, Atlas informed investors of the receipt of notice from an existing warrantholder of the Company of its intention to exercise its outstanding warrants (see Note 12) and thereby purchase ordinary common shares of the Company, and that as a result of this exercise, the Company would be approaching a triggering event as determined under IRC Section 382. Under IRC Section 382, the use of the Company's net operating loss and other carryforwards would be significantly limited in the event of an "ownership change", which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares.
This event can be triggered by any current or future shareholder who purchases or sells any amount of shares, or any warrantholder who exercises any warrants, that would create an ownership shift significant enough to trigger the IRC Section 382 limit. Even small fluctuations in the ownership of shareholders owning 5% or more of the Company's stock, or new shareholders acquiring 5% or more of the Company's stock, or the issuance of new shares by the Company in response to a warrant exercise, could trigger the IRC Section 382 limit. Provided there has not been an “ownership change” before December 31, 2013, the consequences of such actions are expected to be less critical to the Company. If the IRC Section 382 limitation is triggered, this may decrease the after-tax cash flow generated from Company profits in a meaningful way.
The components of deferred income tax assets and liabilities as of March 31, 2013 and December 31, 2012 are as follows (all amounts in '000s):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$4,416	$3,144
Taxable loss carry-forwards	16,629	16,128
Bad debts	274	164
Other	891	907
Valuation allowance	(11,905)	(11,242)
Total deferred tax assets, net of allowance	10,305	9,101

Deferred tax liabilities:
Investment securities	797	910
Deferred policy acquisition costs	1,656	1,280
Other	1,138	306
Total gross deferred tax liabilities	3,591	2,496
Net deferred tax assets	$6,714	$6,605
Amounts and expiration dates of the operating loss carry forwards as of March 31, 2013 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,108
2002	2022	4,317
2004	2024	125
2005	2025	183
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	2,442
2011	2031	10,558
2012	2032	322
Total		$48,909
Atlas established a valuation allowance of $11.9 million and $11.2 million for its gross deferred tax assets as of the period ended March 31, 2013 and as of the year ended December 31, 2012, respectively.
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
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month period ended March 31, 2013 or the year ended December 31, 2012. Tax years 2008 through 2012 are subject to examination by the Internal Revenue Service.
8. OPERATING LEASE COMMITMENTS
As of March 31, 2013, Atlas has the following cash obligations related to its operating leases.

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$854	$1,019	$1,029	$770	$281	$3,953

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal-use software and capital assets at March 31, 2013 and December 31, 2012, excluding assets held for sale (all amounts in '000s):

	March 31, 2013	December 31, 2012
Leasehold improvements	$501	$501
Internal use software	5,431	4,560
Computer equipment	1,628	1,505
Furniture and other office equipment	365	306
Total	7,925	6,872
Accumulated depreciation	(5,904)	(5,735)
Balance, end of period	$2,021	$1,137

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
Gross premiums written and ceded premiums, losses and commissions as of and for the three month periods ended March 31, 2013 and March 31, 2012 are as follows (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2013	March 31, 2012
Gross premiums written	$22,354	$11,754
Ceded premiums written	7,078	1,533
Net premiums written	15,276	10,221

Ceded premiums earned	4,507	1,643
Ceded losses and loss adjustment expenses	3,069	805
Ceding commissions	580	568

Ceded unpaid losses and loss adjustment expenses	14,170	8,081
Prepaid reinsurance premiums	4,740	2,104
Other amounts due from reinsurers	10,436	324

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2013 and March 31, 2012 were as follows (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2013	March 31, 2012
Unpaid claims, beginning of period	$70,067	$91,643
Less: reinsurance recoverable	5,680	7,825
Net beginning unpaid claims reserves	64,387	83,818
Fair value of loss reserves acquired from Gateway	30,202	—

Incurred related to:
Current year	10,242	5,798
Prior years	19	106
	10,261	5,904
Paid related to:
Current year	1,656	1,657
Prior years	11,194	12,244
	12,850	13,901

Net unpaid claims, end of period	91,721	75,821
Add: reinsurance recoverable	14,170	8,081
Unpaid claims, end of period	$105,891	$83,902
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
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the three month periods ended March 31, 2013 and March 31, 2012 follows (all prices in Canadian dollars):

	Three Month Periods Ended
	March 31, 2013		March 31, 2012
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	133,950	$5.76	136,109	$5.70
Granted	91,667	6.45	—	—
Exercised	—	—	(922)	3.00
Expired	—	—	(1,237)	3.00
Outstanding, end of period	225,617	$6.04	133,950	$5.76
Information about options outstanding at March 31, 2013 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 18, 2020	10,700	10,700
January 18, 2011	January 18, 2021	123,250	92,438
January 11, 2013	January 11, 2023	91,667	—
Total		225,617	103,138
The options granted on March 18, 2010 have an exercise price of C$3.00 per share. These options were granted to directors of Atlas' predecessor company, JJR VI.
On January 18, 2011, Atlas granted options to purchase 123,250 ordinary shares of Atlas stock to officers and directors at an exercise price of C$6.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$3.72 per share.
On January 11, 2013, Atlas granted options to purchase 91,667 ordinary shares under the Company’s stock option plan, all of which were granted to the Company’s officers. The granted options have an exercise price of C$6.45 and vest equally on the first, second and third anniversary of the grant date. The options expire on January 11, 2023. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$4.54 per share.

The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 1.88% to 3.13%; dividend yield 0.0%; expected volatility 65% to 100%; expected life of 6 to 10 years.
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the three month period ended March 31, 2013, Atlas recognized $59,000 in expense compared to $28,000 in the three month period ended March 31, 2012. Stock compensation expense is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to the 2011 and 2013 grants is $583,000 as of the period ended March 31, 2013 which will be recognized over the next 4 years.
The weighted average exercise price of all the shares exercisable at March 31, 2013 is C$5.69 versus C$5.56 at December 31, 2012 and the grants have a weighted average remaining life of 8.6 years. The stock options granted have an intrinsic value as of the period ended March 31, 2013 of $16,000.
Warrants - On November 1, 2010, 1,327,834 subscription receipts were issued in a private placement for ordinary voting common shares of Atlas as well as warrants to purchase 1,327,834 ordinary voting common shares of Atlas for C$6.00 per share. The subscription receipts were converted to Atlas ordinary voting shares at Atlas' formation. On April 12, 2013, the Company made a tender offer to purchase and eliminate all of its outstanding warrants for a price of $0.80 per three original pre-conversion warrants. Among other requirements, this offer was contingent upon a minimum aggregate participation of 65%. On May 3, 2013, a revised tender offer was made to all warrantholders, which remains open, to purchase and eliminate all of its outstanding warrants for a price of $1.25 per three original pre-conversion warrants.
Atlas' closing stock price on March 28, 2013 (the last trading day of the first quarter) on the NASDAQ was $6.11.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2013 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2012. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $34,000 and $23,000 for the three month periods ended March 31, 2013 and March 31, 2012, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas will also pay administrative costs related to this plan. During both of the three month periods ended March 31, 2013 and March 31, 2012, Atlas incurred costs related to the plan of $12,000.
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

		March 31, 2013		December 31, 2012
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	266,666,667	6,833,421	$20	2,256,921	$4
Restricted	33,333,334	1,262,471	4	3,887,471	14
Total common shares	300,000,001	8,095,892	$24	6,144,392	$18
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by Kingsway America Inc. ("KAI"), a wholly owned subsidiary of Kingsway Financial Services Inc. or other Kingsway subsidiaries (collectively ”Kingsway”)

at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.

All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway. In the event that such shares are disposed of such that Kingsway's beneficial interest is less than 10% of the issued and outstanding restricted voting common shares, the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting common shares.
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
Preferred shares are not entitled to vote. Of the total 20,000,000 preferred shares outstanding as of the three month period ended March 31, 2013, 18,000,000 are beneficially owned or controlled by Kingsway and 2,000,000 are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from December 31, 2010 (the issuance date of the preferred shares), or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which Kingsway holds a 10% or greater interest.
On March 29, 2013, Atlas paid $1.9 million in dividends earned through the preferred shares to Kingsway, the cumulative amount to which they were entitled through the end of the three month period ended March 31, 2013. Hendricks earned $23,000 in dividends during the three month period ended March 31, 2013, which are unpaid as of March 31, 2013.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the three month periods ended March 31, 2013 and March 31, 2012 (in '000s):

	Three Month Periods Ended
	March 31, 2013	March 31, 2012
Balance, beginning of period	$3,764	$3,020
Acquired in business combination	1,233	—
Acquisition costs deferred	2,143	1,142
Amortization charged to income	2,270	1,374
Balance, end of period	$4,870	$2,788
16. RELATED PARTY TRANSACTIONS
The business of Atlas is carried on through its insurance subsidiaries. Atlas’ insurance subsidiaries have been a party to various transactions with affiliates in the past, although activity in this regard has diminished over time. Related party transactions, including services provided to or received by Atlas’ insurance subsidiaries, are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed upon by the parties. Such transactions typically include claims handling services, marketing services and commission payments. Management believes that consideration paid for such services approximates fair value. The amount due from Kingsway at March 31, 2013 relates to the reimbursement of expenses associated with Atlas' initial public offering.
As at March 31, 2013 and December 31, 2012, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets (all amounts in '000s):

	March 31, 2013	December 31, 2012
Kingsway America, Inc.	$467	$43
Universal Casualty Company	(25)	—
Kingsway Amigo Insurance Company	4	1
Total	$447	$44
17. SUBSEQUENT EVENTS
Refer above to Note 7 for a discussion of subsequent events regarding the utilization of Atlas' deferred tax assets.
Refer above to Note 12 for a discussion of subsequent events regarding warrants outstanding at March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All amounts in thousands of US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.
In this discussion and analysis, the term “common share” refers to the summation of restricted voting shares and ordinary voting shares when used to describe loss or book value per common share.
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
Although Atlas has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the "Risk Factors" section of our Form 10-K for the year ended December 31, 2012. Forward-looking statements contained herein are made as of the date of this report and Atlas disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements due to the inherent uncertainty in them.
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or American Country, American Service Insurance Company, Inc., or American Service, and Gateway Insurance Company (as of January 2, 2013), or Gateway, which we collectively refer to as our “insurance subsidiaries”. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 38 states during the three month period ended March 31, 2013.
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
The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by A.M. Best. A 2012 survey by A.M. Best estimates the total U.S. market for commercial automobile liability insurance to be approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity.
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
Consistent with Atlas’ focus on commercial automobile insurance, Atlas transitioned away from the non-standard auto line in 2012 and is no longer writing new or renewal policies, allowing our surplus and resources to be devoted to the expected growth of the commercial automobile business.
Surety
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate marketing, customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier.
Other
The "other" line of business is primarily comprised of the workers' compensation line of business acquired from Gateway. This non-core program is also 100% reinsured.
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

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature based on current operating scale and do not vary with the amount of premiums written. This is subject to change as we continue to grow.

II. CONSOLIDATED PERFORMANCE
First Quarter 2013 Financial Performance Summary (comparisons to First Quarter 2012 unless otherwise noted):

•	Gross premium written increased by 90.2%, which included an increase of 92.6% in our core commercial auto business

•	We actively distributed our core products in 38 states during the three month period ended March 31, 2013

•	The combined ratio improved by 9.2 percentage points to 98.1%

•	Underwriting results improved by $915,000

•	Operating income was $911,000 for the three month period ended March 31, 2013, which includes $337,000 in restructuring expenses related to the integration of Gateway

•	Net income for the three month period ended March 31, 2013 was $602,000 compared to income of $135,000 in the prior period

•	Diluted earnings per ordinary share was $0.04, net of accounting treatment for preferred shares

•	Restructuring and acquisition expenses related to Gateway had an impact of $0.09 per diluted common share in the first quarter.

•	After underwriting and other expenses, Atlas realized proceeds of $9.8 million on its first quarter U.S. initial public offering

•	Book value per diluted common share on March 31, 2013 was $6.20, compared to $6.55 at December 31, 2012 and $6.09 at March 31, 2012
The following financial data is derived from Atlas’ consolidated financial statements for the three month periods ended March 31, 2013 and March 31, 2012.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended
	March 31, 2013	March 31, 2012
Gross premium written	$22,354	$11,754
Net premium earned	15,888	8,310
Losses on claims	10,261	5,904
Acquisition costs	2,270	1,374
Other underwriting expenses	2,722	1,649
Underwriting expenses related to the integration of Gateway	337	—
Net underwriting income/(loss)	298	(617)
Net investment income	613	607
Income (loss) from operating activities	911	(10)
Less: Legal/professional fees incurred related to Gateway acquisition	406	—
Realized gains and miscellaneous income	97	145
Net income before tax	602	135
Income tax expense	—	—
Net income	$602	$135

Key Financial Ratios:
Loss ratio	64.6%	71.0%
Acquisition cost ratio	14.3%	16.5%
Other underwriting expense ratio	19.2%	19.8%
Combined ratio	98.1%	107.3%
Return on equity (annualized)	3.7%	1.0%
Return on common equity (annualized)	2.9%	2.1%
Operating income/(loss) per common share	$0.08	$(0.03)
Diluted earnings/(loss) per common share	$0.04	$—
Book value per common share, basic and diluted	$6.20	$6.09
Operating income is an internal performance measure used in the management of the Company's operations. It represents after-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings and other items. These amounts are more heavily influenced by market opportunities and other external factors. Operating income should not be viewed as a substitute for U.S. GAAP net income.
First Quarter 2013 compared to First Quarter 2012:
Atlas’ combined ratio for the three month period ended March 31, 2013 was 98.1%, compared to 107.3% for the three month period ended March 31, 2012.
The acquisition of Gateway combined with the planned organic expansion of our core commercial automobile lines allowed us to achieve substantial premium growth. Gross premium written related to core commercial lines increased by 92.6% for the three month period ended March 31, 2013 as compared to three month period ended March 31, 2012. As a result, the overall loss ratio for the three month period ended March 31, 2013 improved to 64.6% compared to 71.0% in the three month period ended March 31, 2012.
Atlas generated net investment income of $613,000 for the three month period ended March 31, 2013, as well as $93,000 of realized gains. This resulted in a 2.2% annualized yield for the three month period ended March 31, 2013.
Overall, Atlas generated net income of $602,000 for the three month period ended March 31, 2013. After taking the impact of the liquidation preference of the preferred shares into consideration, diluted earnings per common share in the three month period ended March 31, 2013 was $0.04. This compares to net income of $135,000 or a loss of $0.00 per common share diluted in the three month period ended March 31, 2012.
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see the notes to the condensed consolidated financial statements.
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of March 31, 2013, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by our investment advisor to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from our investment advisor or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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

IV. OPERATING RESULTS

Three month periods ended March 31, 2013 compared to three month periods ended March 31, 2012:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

Three Month Periods Ended	March 31, 2013	March 31, 2012	% Change
Commercial automobile	$20,639	$10,718	92.6%
Surety	1,088	1,390	(21.7)%
Other	627	(354)	(277.1)%
	$22,354	$11,754	90.2%
For the three month period ended March 31, 2013, gross premium written was $22.4 million compared to $11.8 million in the three month period ended March 31, 2012, representing a 90.2% increase. In the three month period ended March 31, 2013, gross premium written from commercial automobile was $20.6 million, representing a 92.6% increase relative to the three month period ended March 31, 2012. Of the $10.6 million improvement in total gross premium written, approximately $4.7 million was attributable to the Gateway acquisition. The remaining improvement is attributable to Atlas' expansion of core lines of business in several key states, and a continuing positive response from both new and existing agents to Atlas' value proposition.
As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 92.3% of gross premium written in the three month period ended March 31, 2013 compared to 91.2% during the three month period ended March 31, 2012.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the National Association of Insurance Commissioners (NAIC). Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.
Geographic Concentration
Gross premium written by state (in '000s)

Three Month Periods Ended	March 31, 2013		March 31, 2012
Illinois	$6,822	30.5%	$5,564	47.3%
New York	2,495	11.2%	1,516	12.9%
Michigan	2,060	9.2%	1,891	16.1%
Georgia	1,236	5.5%	496	4.2%
California	1,022	4.6%	—	—%
Minnesota	832	3.7%	455	3.9%
Texas	819	3.7%	201	1.7%
Ohio	658	2.9%	100	0.9%
Louisiana	622	2.8%	7	0.1%
Kentucky	551	2.5%	110	0.9%
Other	5,237	23.4%	1,414	12.0%
Total	$22,354	100.0%	$11,754	100.0%
As illustrated by the data in Table 3 above, 30.5% of Atlas’ gross premium written three month period ended March 31, 2013 came from Illinois and 61.0% came from the five states currently producing the most premium volume, as compared to 84.4% in the three month period ended March 31, 2012. Our acquisition of Gateway allowed us to write business in California for the first time in the three month period ended March 31, 2013. Including California, we wrote business in 14 states in the first quarter 2013 in which we had no premium written during the three month period ended March 31, 2012. Of those 14 states, only six were added in the Gateway acquisition. Further, we experienced quarter over quarter growth of greater than 100% in a total of 15 states where we already had a presence in 2012.
Altogether, we had written premium in 38 states in the three month period ended March 31, 2013 compared to 24 in the three month period ended March 31, 2012.

Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased 361.8% to $7.1 million for the three month period ended March 31, 2013 compared with $1.5 million for the three month period ended March 31, 2012. The large increase in ceded premium written is attributable to Gateway's workers' compensation and trucking premium, which ceded $5.3 million of premium in accordance a new reinsurance agreement established as a condition to close the Gateway acquisition. The majority of these policies began in 2012.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 49.5% to $15.3 million for the three month period ended March 31, 2013 compared with $10.2 million for the three month period ended March 31, 2012. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $15.9 million in the three month period ended March 31, 2013, a 91.2% increase compared with $8.3 million in the three month period ended March 31, 2012.
Net premiums earned related to core commercial lines increased by 201.0% in the three month period ended March 31, 2013. Even without the excess taxi program which began in the third quarter 2012, net premiums earned related to core commercial lines increased by 139.0%. As we wound down our personal lines business at the end of 2011, virtually 100% of 2013 earned premiums now relates to our core lines, whereas only 61.8% were related to core lines in the three month period ended March 31, 2012.
Claims Incurred
The loss ratio relating to the claims incurred in the three month period ended March 31, 2013 was 64.6% compared to 71.0% in the three month period ended March 31, 2012. Loss ratios improved in the three month period ended March 31, 2013 relative to prior periods primarily due to the increased proportion of commercial auto claims, which has historically had more favorable overall underwriting results, relative to total written premium. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net earned premium to be related to core lines of business in 2013. The addition of Gateway had no significant impact to the consolidated loss ratio in the three month period ended March 31, 2013. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $2.3 million in the three month period ended March 31, 2013 or 14.3% of net premium earned, as compared to 16.5% in the three month period ended March 31, 2012.
The favorable trend in acquisition costs is the result of the shift away from non-standard automobile insurance which carries higher commission rates. During the three month period ended March 31, 2012, we still had substantial earned premium related to non-standard automobile lines of business.
Other Underwriting Expenses
The other underwriting expense ratio was 19.2% in the three month period ended March 31, 2013 compared to 19.8% in the three month period ended March 31, 2012. During the first quarter of 2013, we incurred restructuring costs related to the acquisition of Gateway of $337,000, which increased our underwriting expense ratio by 2.1%. The ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
Net Investment Income
Investment Results (in '000s)

Three Month Periods Ended	March 31, 2013	March 31, 2012
Average securities at cost	$130,576	$120,993
Interest income after expenses	613	607
Percent earned on average investments (annualized)	1.9%	2.0%
Net realized gains	$93	$28
Total investment income	706	635
Total realized yield (annualized)	2.2%	2.1%

Investment income (excluding net realized gains) increased by 0.8% to $613,000 in the three month period ended March 31, 2013, compared to $607,000 in the three month period ended March 31, 2012. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets (including net realized gains of $93,000) in the three month period ended March 31, 2013 increased to 2.2%. The portfolio acquired from Gateway was similar in nature to ours.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended March 31, 2013 were $93,000 compared to $28,000 in the three month period ended March 31, 2012. The difference is the result of management's decision to sell certain securities to take advantage of favorable market conditions.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the three month period ended March 31, 2013 of $4,000 compared to $117,000 for the three month period ended March 31, 2012. Miscellaneous income prior to June 30, 2012 was primarily comprised of rental income from our corporate headquarters in Elk Grove Village, Illinois, which has subsequently been sold.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratio, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the three month periods ended March 31, 2013 and 2012 are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios (in '000s)

Three Month Periods Ended	March 31, 2013	March 31, 2012
Net premium earned	$15,888	$8,310
Underwriting expenses [1]	15,590	8,926
Combined ratio	98.1%	107.3%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Our combined ratio improvement in the three month period ended March 31, 2013 is attributed to the combined effects of the issues cited in the ‘Claims Incurred,’ ‘Acquisition Costs,’ 'Other Underwriting Expenses' and 'Net Premium Earned' sections above.
Operating Income
Operating income is an internal performance measure used in the management of the Company's operations. It represents after-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings and other non-recurring items. These amounts are more heavily influenced by market opportunities and other external factors. Operating income should not be viewed as a substitute for U.S. GAAP net income.
Atlas generated operating income of $911,000 in the three month period ended March 31, 2013 compared to a loss of $10,000 in the three month period ended March 31, 2012.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $602,000 in the three month period ended March 31, 2013, compared to pre-tax income of $135,000 in the three month period ended March 31, 2012.
The following chart illustrates the Company's operating results, with detail regarding the Gateway transaction and the impact of lines of business that were acquired and are being wound down (in '000s):

	Total	Per Share	COR%
Net income available to common shareholders	$326	$0.04
Add: Preferred share dividends	276
Net Income	$602		98.1%
Weighted average diluted common shares	8,378,997

Restructuring and acquisition costs related to Gateway
Legal & professional fees	$406	$0.05
Severance	337	0.04	2.4%
Impact of non-core activities
Underwriting impact of non-core business(1)	57	0.01	0.4%
Near-term operating expense (2)	33	—	0.2%
Realized gains and dividend income	(98)	(0.01)	—

Core Operations
Operating Income - Adjusted (3)	$1,337	$0.13	95.1%

(1) Combined underwriting loss for truck line of business acquired from Gateway and all lines of business in state of Florida
(2) First quarter rent expense for second floor of office space at Gateway's St. Louis building, which is being vacated in the second quarter 2013
(3) Adjusted operating income per share shown net of accounting treatment for preferred shares.
The above measurement of operating income is an internal performance measure used to manage the Company's operations. It represents after-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings, expenses related to the acquisition of Gateway and underwriting results related to non-core lines of business. Management believes this measurement is more reflective of its go-forward operations. This should not be viewed as a substitute for U.S. GAAP net income.
Income Tax Benefit
Atlas recognized no tax expense in the three month period ended March 31, 2013, however recognized a tax benefit of $1.2 million for the three month period ended March 31, 2012. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three month periods ended March 31, 2013 and 2012:
Tax Rate Reconciliation (in '000s)

Year Ended December 31,	First Quarter 2013		First Quarter 2012
	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$205	34.0%	$46	34.0%
Valuation allowance	(345)	(57.2)%	(48)	(35.5)%
Nondeductible expenses	141	23.4%	4	3.0%
Other	(1)	(0.2)%	(2)	(1.5)%
Total	$—	—%	$—	—%
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
Net Income and Earnings/Loss per Common Share
Atlas earned $602,000 during the three month period ended March 31, 2013 versus income of $135,000 during the three month period ended March 31, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration, diluted earnings per common share in the three month period ended March 31, 2013 was $0.04 versus a loss per common share of $0.00 in the three month period ended March 31, 2012.
For the three month period ended March 31, 2013, there were 7,044,724 weighted average common shares outstanding used to compute basic earnings per share and 8,378,997 used for diluted earnings per share. For the three month period ended March 31, 2012, there were 6,144,253 weighted average common shares outstanding used to compute basic and diluted loss per share.
The following chart illustrates Atlas’ potential dilutive common shares:

	Ordinary voting common shares	Restricted voting common shares	Warrants	Stock options outstanding	Convertible preferred shares	Total
Potential common shares at March 31, 2013	6,833,421	1,262,471	1,327,834	225,617	2,540,000	12,189,343
Dilutive common shares, three month period ended March 31, 2013	4,557,255	2,487,469	1,327,834	6,439	—	8,378,997

Net income attributable to Atlas (in '000s)						$602
Less: Preferred share dividends (in '000s)						$276
Net income attributable to common shareholders (in '000s)						$326
Dilutive earnings per common share						$0.04
Book Value per Ordinary Share
Book value per ordinary share was as follows:

(in '000s, except for shares and per share data)	March 31, 2013	December 31, 2012
Shareholders' Equity	70,195	59,864
Preferred stock in equity	20,000	18,000
Accumulated dividends on preferred stock	23	1,620
Common equity	50,172	40,244
Shares outstanding	8,095,892	6,144,392
Book value per common share outstanding	$6.20	$6.55
In the first quarter 2013, book value was reduced relative to December 31, 2012 as follows: a reduction of $0.37 related to dilution from our U.S. IPO, a reduction of $0.04 from legal and professional fees related to our acquisition of Gateway, an increase of $0.04 from operating income, and an increase of $0.02 from other items.

V. FINANCIAL CONDITION
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
Portfolio Composition
Atlas held securities with a fair value of $120.4 million as of March 31, 2013, which was primarily comprised of fixed income securities. This amount includes securities acquired from Gateway. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

March 31, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$47,217	$757	$9	$47,965
	- Corporate	38,778	1,036	39	39,775
	- Commercial mortgage backed	22,169	384	12	22,541
	- Other asset backed	8,309	95	4	8,400
Total Fixed Income		$116,473	$2,272	$64	$118,681
Equities		1,563	241	106	1,698
Totals		$118,036	$2,513	$170	$120,379

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total Fixed Income		$95,423	$2,688	$32	$98,079
Equities		1,563	8	—	1,571
Totals		$96,986	$2,696	$32	$99,650
Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2013 are provided in the table below.

March 31, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$47,217	$757	$9	$47,965
	Corporate
	Banking/Financial Services	12,221	376	39	12,558
	Consumer Goods	7,181	107		7,288
	Capital Goods	10,391	340	—	10,731
	Energy	3,588	43	—	3,631
	Telecommunications/Utilities	3,271	138	—	3,409
	Health Care	2,126	32	—	2,158
	Total Corporate	38,778	1,036	39	39,775
	Commercial mortgage backed	22,169	384	12	22,541
	Other asset backed	8,309	95	4	8,400
Total Fixed Income		$116,473	$2,272	$64	$118,681
Equities		1,563	241	106	1,698
Totals		$118,036	$2,513	$170	$120,379
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Due in less than one year	$7,828	6.6%	$9,513	9.7%
Due in one through five years	32,401	27.3%	23,124	23.6%
Due after five through ten years	27,688	23.3%	20,524	20.9%
Due after ten years	50,764	42.8%	44,918	45.8%
Total	$118,681	100.0%	$98,079	100.0%
As of the period ended March 31, 2013, 33.9% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.8 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 90.3% rated ‘A’ or better as of the period ended March 31, 2013 compared to 88.1% as of the year ended December 31, 2012.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$73,218	61.8%	$58,765	60.1%
AA/Aa	9,435	7.8%	7,569	7.7%
A/A	24,543	20.7%	19,894	20.3%
BBB/Baa	11,485	9.7%	11,617	11.9%
Total Securities	$118,681	100.0%	$97,845	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the three month period ended March 31, 2013 or the three month period ended March 31, 2012.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio as of the period ended March 31, 2013 or as of the period ended March 31, 2012.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the period ended March 31, 2013, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $103,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $103,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $4.4 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $24.6 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the period ended March 31, 2013 as compared to $6.0 million as of the year ended December 31, 2012. The increase in the recoverable amount relates to the Gateway acquisition.
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
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of	March 31, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$4,416	$3,144
Loss carry-forwards	16,629	16,128
Bad debts	274	164
Other	891	907
Valuation Allowance	(11,905)	(11,242)
Total gross deferred tax assets	$10,305	$9,101

Deferred tax liabilities:
Investment securities	$797	$910
Deferred policy acquisition costs	1,656	1,280
Other	1,138	306
Total gross deferred tax liabilities	3,591	2,496
Net deferred tax assets	$6,714	$6,605
Atlas established a valuation allowance of approximately $11.9 million and $11.2 million for its gross future deferred tax assets as of the period ended March 31, 2013 and as of the year ended December 31, 2012, respectively.
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
Atlas has the following total net operating loss carry-forwards as of the period ended March 31, 2013:
Net operating loss carry-forward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$14,108
2002	2022	4,317
2004	2024	125
2005	2025	183
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	2,442
2011	2031	10,558
2012	2032	322
Total		$48,909

Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the period ended March 31, 2013 and as of the year ended December 31, 2012. The provision for unpaid claims increased by 51.1% to $105.9 million as of the period ended March 31, 2013 compared to $70.1 million as of the year ended December 31, 2012. During the three month period ended March 31, 2013, case reserves increased by 38.6% compared to December 31, 2012, while IBNR reserves increased by 94.3%.
The majority of the increase in unpaid claims can be attributed to our acquisition of Gateway. Gateway's unpaid claims balance at the time of acquisition was $36.2 million. In the three month period ended March 31, 2013, Gateway only incurred $2.3 million in claims.
Provision for unpaid claims by type - gross (in '000s)

As of	March 31, 2013	December 31, 2012	QTD% Change
Case reserves	$75,294	$54,321	38.6%
IBNR	30,597	15,746	94.3%
Total	$105,891	$70,067	51.1%
Provision for unpaid claims by line of business – gross (in '000s)

As of	March 31, 2013	December 31, 2012	QTD% Change
Non-standard auto	$24,213	$10,539	129.7%
Commercial auto	67,029	54,126	23.8%
Other	14,649	5,402	171.2%
Total	$105,891	$70,067	51.1%
Provision for unpaid claims by line of business - net of reinsurance recoverables (in '000s)

As of	March 31, 2013	December 31, 2012	QTD% Change
Non-standard Auto	$16,299	$8,227	98.1%
Commercial Auto	64,723	52,538	23.2%
Other	10,699	3,622	195.4%
Total	$91,721	$64,387	42.5%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2013 and March 31, 2012 were as follows:

	Three Month Periods Ended
	March 31, 2013	March 31, 2012
Unpaid claims, beginning of period	$70,067	$91,643
Less: reinsurance recoverable	5,680	7,825
Net beginning unpaid claims reserves	64,387	83,818
Fair value of loss reserves acquired from Gateway	30,202
Incurred related to:
Current year	10,242	5,798
Prior years	19	106
	10,261	5,904
Paid related to:
Current year	1,656	1,657
Prior years	11,194	12,244
	12,850	13,901

Net unpaid claims, end of period	$91,721	$75,821
Add: reinsurance recoverable	14,170	8,081
Unpaid claims, end of period	$105,891	$83,902
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
Restructuring
We incurred $337,000 in one time employee termination costs during the three month period ended March 31, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Statement of Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. $337,000 represents the entirety of the expected expense related to this plan. During the three month period ended March 31, 2013, $214,000 in benefits were paid. As of March 31, 2013, the liability remaining was $123,000. We expect the impact of the restructuring on future results of operations, liquidity and sources and uses of capital resources to be favorable.
Off-balance sheet arrangements
As of March 31, 2013, Atlas has the following cash obligations related to its operating leases.
Operating Lease Commitments (in '000s)

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$854	$1,019	$1,029	$770	$281	$3,953
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the three month periods ended March 31, 2013 and March 31, 2012:
Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					602		602
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Other comprehensive loss						(212)	(212)
Share-based compensation				59			59
Dividends paid				(1,874)			(1,874)
Balance March 31, 2013	$20,000	$20	$4	$160,703	$(112,073)	$1,541	$70,195

Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					135		135
Other comprehensive income						37	37
Share-based compensation				28			28
Stock options exercised				3			3
Balance March 31, 2012	$18,000	$4	$14	$152,683	$(115,706)	$1,462	$56,457

As of May 13, 2013, there were 6,833,421 ordinary voting shares outstanding and 1,262,471 restricted voting shares outstanding, and 20,000,000 preferred shares issued and outstanding.
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
Preferred shares are not entitled to vote. Of the total 20,000,000 preferred shares outstanding as of the three month period ended March 31, 2013, 18,000,000 are beneficially owned or controlled by Kingsway and 2,000,000 are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from December 31, 2010 (the issuance date of the preferred shares), or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which Kingsway holds a 10% or greater interest.
On March 29, 2013, Atlas paid in dividends to Kingsway, the cumulative amount to which they were entitled through the end of the three month period ended March 31, 2013. Hendricks accrued $23,000 in dividends during the three month period ended March 31, 2013, all of which are unpaid.

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
The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by the sellers immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2 million preferred shares) and $6.3 million in cash. This transaction had no material effect on our near-term liquidity.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at March 31, 2013, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

Three Month Periods Ended	March 31, 2013	March 31, 2012
Cash Used by Operating Activities	$(15,811)	$(9,102)
Cash Provided by Financing Activities	7,882	3
Cash Provided/(Used) by Investing Activities	11,787	(5,438)
Net increase/(decrease) in cash	$3,858	$(14,537)

Cash used in operations during the three month period ended March 31, 2013 was unfavorable relative to the three month period ended March 31, 2012 primarily due to a significant increase in amounts recoverable from reinsurers. Cash provided by investing activities during the three month period ended March 31, 2013 was much higher relative to the three month period ended March 31, 2012 primarily as a result of the cash acquired from Gateway. Cash provided by financing activities relates to our initial public offering in the United States.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Liquidity and Cash Flow Risk, Market Risk, Credit Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations above.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended March 31, 2013 our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with its operations, the Company and its insurance subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions. All such actions are ordinary routine litigation incidental to the Company's business.

Item 1A.	Risk Factors
Information regarding risk factors appears in our Annual Report on Form 10-K for the year ended December 31, 2012 in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds
There were no unregistered sales of securities during the three month period ended March 31, 2013.
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

Date: May 13, 2013	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT INDEX

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