Form 10-Q
period 2013-06-30
Atlas Financial Holdings, Inc.
filed 2013-08-13
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2013	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 8,233,321 shares of the Registrant's common stock outstanding as of August 12, 2013, of which 6,970,850 are ordinary common shares and 1,262,471 are restricted shares. Of the Registrant's ordinary common shares outstanding, 5,541,008 shares as of August 12, 2013 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in '000s of US dollars, except for share and per share data)	June 30, 2013 (unaudited)	December 31, 2012
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $119,537 and $95,423)	$118,158	$98,079
Equity securities, at fair value (cost $569 and $1,563)	375	1,571
Other investments	1,249	1,262
Total Investments	119,782	100,912
Cash and cash equivalents	25,258	19,912
Accrued investment income	666	517
Accounts receivable and other assets (Net of allowance of $740 and $484)	29,459	21,923
Reinsurance recoverables, net	23,826	6,020
Prepaid reinsurance premiums	2,970	2,111
Deferred policy acquisition costs	4,661	3,764
Deferred tax asset, net	8,045	6,605
Intangible assets	740	—
Software and office equipment, net	1,980	1,137
Assets held for sale	166	166
Total Assets	$217,553	$163,067

Liabilities
Claims liabilities	$105,221	$70,067
Unearned premiums	33,253	25,457
Due to reinsurers and other insurers	2,554	3,803
Other liabilities and accrued expenses	6,943	3,876
Total Liabilities	147,971	103,203

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding at June 30, 2013, 18,000,000 shares issued and outstanding at December 31, 2012. Liquidation value $1.00 per share	20,000	18,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 6,904,420 shares issued and outstanding at June 30, 2013, 2,256,924 shares issued and outstanding at December 31, 2012	20	4
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 1,262,471 shares issued and outstanding at June 30, 2013 and 3,887,471 shares issued and outstanding at December 31, 2012	4	14
Additional paid-in capital	160,973	152,768
Retained deficit	(110,372)	(112,675)
Accumulated other comprehensive (loss)/income, net of tax	(1,043)	1,753
Total Shareholders’ Equity	69,582	59,864
Total Liabilities and Shareholders’ Equity	$217,553	$163,067

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in '000s of US dollars, except for share and per share data)

Consolidated Statements of Income
	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013 (unaudited)	June 30, 2012 (unaudited)	June 30, 2013 (unaudited)	June 30, 2012 (unaudited)
Net premiums earned	$16,968	$7,552	$32,856	$15,861
Net investment income	547	657	1,159	1,265
Net investment gains	395	291	488	319
Other income	3	50	8	167
Total revenue	17,913	8,550	34,511	17,612
Net claims incurred	10,957	5,408	21,218	11,312
Acquisition costs	2,227	1,395	4,497	2,768
Other underwriting expenses	2,956	1,617	6,015	3,267
Expenses incurred related to Gateway acquisition	—	—	406	—
Total expenses	16,140	8,420	32,136	17,347
Income from operations before income tax expense	1,773	130	2,375	265
Income tax expense	72	—	72	—
Net income attributable to Atlas	1,701	130	2,303	265
Less: Preferred share dividends	225	202	501	402
Net income/(loss) attributable to common shareholders	$1,476	$(72)	$1,802	$(137)

Basic weighted average common shares outstanding	8,131,450	6,144,385	7,591,092	6,145,099
Earnings/(loss) per common share, basic	0.18	(0.01)	0.24	$(0.02)
Diluted weighted average common shares outstanding	10,968,405	6,144,385	10,346,756	6,145,099
Earnings/(loss) per common share, diluted	0.16	(0.01)	0.22	$(0.02)

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$1,701	$130	$2,303	$265

Other comprehensive (loss)/income:
Changes in net unrealized (losses)/gains	(3,890)	798	(4,026)	1,024
Reclassification to income of net realized gains	(25)	(174)	(210)	(344)
Effect of income tax	1,331	(210)	1,440	(229)
Other comprehensive (loss)/income for the period	(2,584)	414	(2,796)	451
Total comprehensive (loss)/income	$(883)	$544	$(493)	$716

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					265		265
Other comprehensive income						451	451
Share-based compensation				57			57
Stock options exercised				4			4
Balance June 30, 2012 (unaudited)	$18,000	$4	$14	$152,713	$(115,576)	$1,876	$57,031

Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					2,303		2,303
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Warrants exercised				409			409
Other comprehensive loss						(2,796)	(2,796)
Share-based compensation				122			122
Preferred dividends declared and paid				(2,076)			(2,076)
Balance June 30, 2013 (unaudited)	$20,000	$20	$4	$160,973	$(110,372)	$(1,043)	$69,582

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Six Month Periods Ended
	June 30, 2013 (unaudited)	June 30, 2012 (unaudited)
Operating activities
Net income attributable to Atlas	$2,303	$265
Adjustments to reconcile net income to net cash used by operating activities:
Adjustments for non-cash items	521	315
Changes in other operating assets and liabilities	(14,208)	(4,162)
Changes in net claims liabilities	(1,055)	(14,293)
Net cash flows used in operating activities	(12,439)	(17,875)

Investing activities
Purchase of Gateway (net of cash acquired)	11,083	—
Proceeds from sale and maturity of investments	46,304	31,031
Purchases of investments	(47,426)	(31,814)
Purchases of property and equipment and other	(265)	(345)
Proceeds from sale of property and equipment	—	13,342
Net cash flows provided/(used) by investing activities	9,696	12,214

Financing activities
Proceeds from initial public offering	9,756	—
Warrants exercised	409	—
Dividends paid	(2,076)	—
Options exercised	—	4
Net cash flows provided by financing activities	8,089	4

Net (decrease)/increase in cash and cash equivalents	5,346	(5,657)
Cash and cash equivalents, beginning of period	19,912	23,249
Cash and cash equivalents, end of period	$25,258	$8,712

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas' business is carried out through its insurance subsidiaries: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and, as of January 1, 2013, Gateway Insurance Company ("Gateway"). The insurance subsidiaries distribute their insurance products through a network of retail independent agents. Together, the insurance subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. Atlas' core products are actively distributed in 40 of those states plus Washington, D.C. The insurance subsidiaries share common management and operating infrastructure.
Atlas' ordinary voting common shares were previously listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” from January 6, 2011 to June 4, 2013, when Atlas' application for the voluntary delisting of its ordinary shares from the TSXV was approved.
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

The Gateway acquisition was accounted for using the purchase method. Atlas began consolidating Gateway on January 1, 2013, therefore their financial results are included in Atlas' consolidated financial results for the three and six month periods ended June 30, 2013. However, the following unaudited pro forma summary presents Atlas' consolidated financial information for the three and six month periods ended June 30, 2012 as if Gateway had been acquired on January 1, 2012. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2012. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenue	$11,287	$23,189
Net income/(loss)	$77	$(12)
Basic earnings per share (1)	$(0.02)	$(0.05)
Diluted earnings per share (1)	$(0.02)	$(0.05)
(1) - shown net of accounting treatment for preferred shares

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

(in '000s)
Purchase Consideration
Cash	$12,282
Preferred stock	2,000
Total	$14,282

Allocation of Purchase Price

Cash and investments	$45,421
Accounts receivable and other assets	8,694
Reinsurance recoverables	6,352
Intangible assets	740
Property and equipment	923
Value of business acquired	1,233
Total Assets	$63,363

Claims liabilities	$36,209
Unearned premiums	9,601
Due to reinsurers and other insurers	286
Accounts payable and other liabilities	2,985
Total Liabilities	$49,081

Net assets acquired	$14,282
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an infinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the six month period ended June 30, 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the six month period ended June 30, 2013, all in the first quarter. Atlas also incurred $337,000 in one-time employee termination costs during the six month period ended June 30, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Statement of Income and Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. Activity related to this plan in the six month period ended June 30, 2013 follows (in '000s):

Employee Termination Costs
Balance - beginning of period	$—
Recognized in earnings	337
Spending	(211)
Balance - end of period	$126
4. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share (collectively, the "common shares") for the three and six month periods ended June 30, 2013 and June 30, 2012 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic:
Net income attributable to Atlas	$1,701	$130	$2,303	$265
Less: Preferred share dividends	225	202	501	402
Net income (loss) attributable to common shareholders	1,476	(72)	1,802	(137)
Weighted average basic common shares outstanding	8,131,450	6,144,385	7,591,092	6,145,099
Basic earnings (loss) per common share	$0.18	$(0.01)	$0.24	$(0.02)
Diluted:
Weighted average basic common shares outstanding	8,131,450	6,144,385	7,591,092	6,145,099
Add:
Dilutive stock options outstanding	44,161	—	31,719	—
Dilutive warrants	252,794	—	183,945	—
Preferred shares	2,540,000	—	2,540,000	—
Dilutive average common shares outstanding	10,968,405	6,144,385	10,346,756	6,145,099
Dilutive earnings per common share	$0.16	$(0.01)	$0.22	$(0.02)
Diluted earnings per share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method).
Atlas’ dilutive potential ordinary shares consist of outstanding stock options to purchase ordinary voting common shares, warrants to purchase 1,256,837 ordinary voting common shares of Atlas for C$6.00 per share, and 20,000,000 preferred shares potentially convertible to ordinary shares at the option of the holders at any date after December 31, 2015 at the rate of 0.1270 ordinary shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three and six month periods ended June 30, 2013, the convertible preferred shares were deemed to be dilutive. Further, for the three month period ended June 30, 2013, Atlas' warrants and all of its stock options outstanding were considered to be dilutive.
On July 7, 2013, Atlas entered into a non-binding letter of intent to purchase all outstanding preferred shares that are eligible for redemption (18 million shares), for 90% of liquidation value. Definitive agreements in connection with this transaction were executed on August 1, 2013 (collectively, "The Share Repurchase Agreement"). An initial amount of $8.3 million (which includes $800,000 received from the exercise of warrants) of the $16.2 million purchase price was paid upon execution of the Share Repurchase Agreement, with the remaining amount to be paid no later than April 30, 2014, in accordance with the terms of the Share Repurchase Agreement.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows. Atlas' other investment is in a limited partnership that primarily invests in income-producing real estate. Atlas' interests are not deemed minor and it is accounted for under the equity method of accounting. As of the period ended June 30, 2013, the carrying value was approximately $1.2 million versus approximately $1.3 million as of the year ended December 31, 2012. The estimated fair value approximates carrying value due to the investments of the partnership not being publicly traded. Atlas receives dividends on a routine basis which approximate the income earned on the investment. This other investment is not included in the tables below (all amounts in '000s):

June 30, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income:
U.S.	- Government	$47,109	$207	$878	$46,438
	- Corporate	40,070	2	326	39,746
	- Commercial mortgage backed	22,138	31	380	21,789
	- Other asset backed	10,220	4	39	10,185
Total fixed income		119,537	244	1,623	118,158
Equities		569	—	194	375
Totals		$120,106	$244	$1,817	$118,533

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total fixed income		95,423	2,688	32	98,079
Equities		1,563	8	—	1,571
Totals		$96,986	$2,696	$32	$99,650
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of the period ended June 30, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$4,190	$37,513	$28,269	$48,186	$118,158
Percentage of total	3.5%	31.7%	23.9%	40.8%	100.0%

As of the year ended December 31, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$9,513	$23,124	$20,524	$44,918	$98,079
Percentage of total	9.7%	23.6%	20.9%	45.7%	100.0%
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other than temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

◦	identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

◦	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market-based valuation techniques;

◦	reviewing the trading range of certain securities over the preceding calendar period;

◦	assessing whether declines in market value are other than temporary for debt security holdings based on credit ratings from third party security rating agencies; and

◦	determining the necessary provision for declines in market value that are considered other than temporary based on the analyses performed.
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

There were no impairments other than temporary impairments recorded in the three and six month periods ended June 30, 2013 as a result of the above analysis performed by management. As of the period ended June 30, 2013, a portion of Atlas' portfolio was in an unrealized loss position. This was primarily driven by a rise in the 5-year US Treasury interest rate during the second quarter. All securities in an unrealized loss position as of June 30, 2013 and December 31, 2012 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position were $89.2 million at June 30, 2013 with a total temporary impairment relating to unrealized losses of $1.6 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
The following table summarizes the components of net investment income for the three month periods ended June 30, 2013 and 2012 (all amounts in '000s):

	2013	2012
Total investment income
Interest income	624	729
Dividends	5	15
Income from other investments	62	—
Investment expenses	(144)	(87)
Net investment income	$547	$657

The following table summarizes the components of net investment gains for the three month periods ended June 30, 2013 and 2012:

	2013	2012
Fixed income securities	$1	$291
Equities	394	—
Net investment gains	$395	$291

Collateral pledged:
At June 30, 2013, bonds and term deposits with a fair value of $14.7 million were on deposit with state and provincial regulatory authorities, versus $9.8 million at December 31, 2012. This increase is the result of the acquisition of Gateway. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At June 30, 2013 and December 31, 2012, the amount of such pledged securities was $8.3 million. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FINANCIAL AND CREDIT RISK MANAGEMENT
At June 30, 2013, Atlas' allowance for bad debt increased to $740,000. Atlas recognized bad debt expense of $64,000 in the three month period ended June 30, 2013 compared to income of $79,000 during three month period ended June 30, 2012.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of the three month period ended June 30, 2013 and as of the year ended December 31, 2012 (all amounts in '000s):

June 30, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,938	$104,794	$426	$118,158
Equities	375	—	—	375
Other investments	—	—	1,249	$1,249
Totals	$13,313	$104,794	$1,675	$119,782

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income securities	$9,843	$88,002	$234	$98,079
Equities	1,571	—	—	1,571
Other investments	—	—	1,262	1,262
Totals	$11,414	$88,002	$1,496	$100,912
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 or Level 3 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and the asset is the same at June 30, 2013 as at December 31, 2012. In the three month period ended June 30, 2013, approximately $95,000 was recognized in investment income from this investment. The other investment in Level 3 at June 30, 2013 is also the same as at December 31, 2012. Its effect on income has been immaterial in 2013. Both securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of June 30, 2013. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
At June 30, 2013 our insurance subsidiaries had a combined statutory surplus of $52.9 million and had combined net written premiums and combined net income for the six months ended June 30, 2013 of $30.3 million and $4.2 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2013 or in the year ended December 31, 2012.
7. INCOME TAXES
As a result of Atlas' deferred tax assets, the effective tax rate was 4.1% for the three month period ended June 30, 2013, and 3.1% for the six month period ended June 30, 2013, compared to the U.S. statutory income tax rate of 34% as shown below (all amounts in '000s):

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax expense/(benefit) at statutory rate	$602	34.0%	$44	34.0%	$807	34.0%	$90	34.0%
Change in valuation allowance	(586)	(33.1)%	(44)	(34.0)%	(931)	(39.1)%	(92)	(34.8)%
Nondeductible expenses	9	0.5%	1	0.8%	150	6.3%	5	1.9%
Other	47	2.7%	(1)	(0.8)%	46	1.9%	(3)	(1.1)%
Total	$72	4.1%	$—	—%	$72	3.1%	$—	—%
Income tax expense consists of the following for the six month periods ended June 30, 2013 and June 30, 2012:

	2013	2012
Current tax expense/(benefit)	$72	$—
Deferred tax (benefit)/expense, net of change in valuation allowance	—	—
Total	$72	$—
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-

forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more likely than not to be utilized in the future, after consideration of the valuation allowance.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 was reached. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares.
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $15.0 million versus $16.1 million as of June 30, 2013. Book value per common share is expected to be unaffected by this event as the amount of lost deferred tax assets are anticipated to be well within the allowance which was already held against the majority of these assets.
The components of deferred income tax assets and liabilities as of June 30, 2013 and December 31, 2012 are as follows (all amounts in '000s):

	June 30, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$4,251	$3,144
Taxable loss carry-forwards	16,103	16,128
Bad debts	251	164
Other	942	907
Valuation allowance	(11,318)	(11,242)
Total deferred tax assets, net of allowance	10,229	9,101

Deferred tax liabilities:
Investment securities	585	910
Deferred policy acquisition costs	1,585	1,280
Other	14	306
Total gross deferred tax liabilities	2,184	2,496
Net deferred tax assets	$8,045	$6,605
Amounts and expiration dates of the operating loss carry forwards as of June 30, 2013 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$12,563
2002	2022	4,317
2004	2024	125
2005	2025	183
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	2,442
2011	2031	10,558
2012	2032	322
Total		$47,364
Atlas established a valuation allowance of $11.3 million and $11.2 million for its gross deferred tax assets as of the period ended June 30, 2013 and as of the year ended December 31, 2012, respectively.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Atlas' assessment also considered the recent spin-off from prior ownership, the nature and extent of cumulative financial losses and trends in recent quarterly earnings.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month period ended June 30, 2013 or the year ended December 31, 2012. Tax years 2008 through 2012 are subject to examination by the Internal Revenue Service.
8. OPERATING LEASE COMMITMENTS
As of June 30, 2013, Atlas has the following cash obligations related to its operating leases (all amounts in '000s):

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$560	$1,019	$1,029	$770	$281	$3,659

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal use software and capital assets at June 30, 2013 and December 31, 2012, excluding assets held for sale (all amounts in '000s):

	June 30, 2013	December 31, 2012
Leasehold improvements	$501	$501
Internal use software	5,499	4,560
Computer equipment	1,657	1,505
Furniture and other office equipment	365	306
Total	8,022	6,872
Accumulated depreciation	(6,042)	(5,735)
Balance, end of period	$1,980	$1,137

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

Gross premiums written and ceded premiums, losses and commissions as of and for the three and six month periods ended June 30, 2013 and June 30, 2012 are as follows (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross premiums written	$16,562	$9,242	$38,915	$20,996
Ceded premiums written	1,587	1,427	8,666	2,960
Net premiums written	$14,974	$7,815	$30,250	$18,036

Ceded premiums earned	$3,357	$1,570	$7,864	$3,213
Ceded losses and loss adjustment expenses	1,917	605	4,986	1,410
Ceding commissions	528	484	1,108	1,053

Ceded unpaid losses and loss adjustment expenses	$14,480	$8,153
Prepaid reinsurance premiums	2,970	1,961
Other amounts due from reinsurers	9,346	393

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2013 and June 30, 2012 were as follows (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Unpaid claims, beginning of period	$105,891	$83,902	$70,067	$91,643
Less: reinsurance recoverable	14,170	8,081	5,680	7,825
Net beginning unpaid claims reserves	91,721	75,821	64,387	83,818
Fair value of net loss reserves acquired from Gateway			29,857	—

Incurred related to:
Current year	10,957	5,367	21,199	11,165
Prior years	—	41	19	147
	10,957	5,408	21,218	11,312
Paid related to:
Current year	2,877	2,264	4,532	3,921
Prior years	9,060	9,768	20,189	22,012
	11,937	12,032	24,721	25,933

Net unpaid claims, end of period	90,741	69,197	90,741	69,197
Add: reinsurance recoverable	14,480	8,153	14,480	8,153
Unpaid claims, end of period	$105,221	$77,350	$105,221	$77,350
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

12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the six month periods ended June 30, 2013 and June 30, 2012 follows (all prices in Canadian dollars):

	Six Month Periods Ended
	June 30, 2013		June 30, 2012
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	133,950	$5.76	136,109	$5.70
Granted	91,667	6.45	—	—
Exercised	—	—	(922)	3.00
Expired	—	—	(1,237)	3.00
Outstanding, end of period	225,617	$6.04	133,950	$5.76
Information about options outstanding at June 30, 2013 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 18, 2020	10,700	10,700
January 18, 2011	January 18, 2021	123,250	92,438
January 11, 2013	January 11, 2023	91,667	—
Total		225,617	103,138
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
On January 11, 2013, Atlas granted options to purchase 91,667 ordinary shares under the Company’s stock option plan, all of which were granted to the Company’s officers. The granted options have an exercise price of C$6.45 and vest equally on the first, second and third anniversaries of the grant date. The options expire on January 11, 2023. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$4.54 per share.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 1.88% to 3.13%; dividend yield 0.0%; expected volatility 65% to 100%; expected life of 6 to 10 years.
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the three month period ended June 30, 2013, Atlas recognized $63,000 in expense compared to $28,000 in the three month period ended June 30, 2012. Stock compensation expense is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to the 2011 and 2013 grants is $520,000 as of the period ended June 30, 2013 which will be recognized over the next 4 years.
The weighted average exercise price of all the shares exercisable at June 30, 2013 is C$5.69 versus C$5.56 at December 31, 2012 and the grants have a weighted average remaining life of 8.6 years. The stock options outstanding have an intrinsic value as of the period ended June 30, 2013 of $724,000.
In the second quarter of 2013, a new Equity Incentive Plan was approved by Shareholders at the Annual General Meeting. Atlas will cease to grant new stock options under the existing Stock Option Plan. The Equity Incentive Plan is a new securities based compensation plan, pursuant to which Atlas may issue restricted shares, restricted units, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas stock on the open market or through the employee stock purchase plan (see note 13) will receive a 3 to 1 matching grant of restricted stock (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of shares he or she purchases during the six-month period beginning on June 18, 2013 and ending on December 31, 2013 (the “Purchase Period”). The matching grant will be made as soon as administratively possible after the end of the Purchase Period (the “Grant Date”). The number of shares that will be issued on the Grant Date will be determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing share price of one share of Company common stock at close of market on June 17, 2013 (the “Closing Price”). The restricted stock will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements.
Warrants - On November 1, 2010, 1,327,834 subscription receipts were issued in a private placement for ordinary voting common shares of Atlas as well as warrants to purchase 1,327,834 ordinary voting common shares of Atlas for C$6.00 per share. The subscription receipts were converted to Atlas ordinary voting shares at Atlas' formation.
During the three month period ended June 30, 2013, 70,997 warrants were exercised in exchange for common shares, leaving 1,256,837 warrants outstanding as of June 30, 2013. Subsequent to June 30, 2013, 66,432 additional warrants were exercised in exchange for common shares.
Atlas' closing stock price on June 28, 2013 (the last trading day of the quarter) on the NASDAQ was $8.95.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2013 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2013. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $37,000 and $34,000 for the three month periods ended June 30, 2013 and 2012, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas will also pay administrative costs related to this plan. Costs incurred related to this plan were $15,000 and $14,000 for the three month periods ended June 30, 2013 and 2012, respectively.
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

		June 30, 2013		December 31, 2012
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	266,666,667	6,904,420	$20	2,256,924	$4
Restricted	33,333,334	1,262,471	4	3,887,471	14
Total common shares	300,000,001	8,166,891	$24	6,144,395	$18
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by Kingsway America Inc. ("KAI"), a wholly-owned subsidiary of Kingsway Financial Services Inc., or other Kingsway subsidiaries (collectively ”Kingsway”) at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.
During the three month period ended June 30, 2013, 70,997 warrants were exercised, which resulted in the issuance of 70,997 common shares.
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
The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway-owned shares are sold to non-affiliates of the Company.
Preferred shares are not entitled to vote. Of the total 20,000,000 preferred shares outstanding as of the three month period ended June 30, 2013, 18,000,000 are beneficially owned or controlled by Kingsway and 2,000,000 are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from December 31, 2010 (the issuance date of the preferred shares), or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which Kingsway holds a 10% or greater interest.
During the six month period ended June 30, 2013, Atlas declared and paid $2.1 million in dividends earned through the preferred shares to Kingsway, the cumulative amount to which they were entitled through the end of June 30, 2013. Hendricks earned $23,000 in dividends during the three month period ended June 30, 2013, which are unpaid as of June 30, 2013. The 18,000,000 preferred shares owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.

15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2013 and June 30, 2012 (in '000s):

	Six Month Periods Ended
	June 30, 2013	June 30, 2012
Balance, beginning of period	$3,764	$3,020
Acquired in business combination	1,233	—
Acquisition costs deferred	4,161	2,529
Amortization charged to income	4,497	2,768
Balance, end of period	$4,661	$2,781
16. RELATED PARTY TRANSACTIONS
The business of Atlas is carried on through its insurance subsidiaries. Atlas’ insurance subsidiaries have been parties to various transactions with affiliates in the past, although activity in this regard has diminished over time. Related party transactions, including services provided to or received by Atlas’ insurance subsidiaries, are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed upon by the parties. Such transactions typically include claims handling services, marketing services and commission payments. Management believes that consideration paid for such services approximates fair value.
At June 30, 2013 and December 31, 2012, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets (all amounts in '000s):

	June 30, 2013	December 31, 2012
Kingsway America, Inc.	$44	$43
Kingsway Amigo Insurance Company	4	1
Total	$48	$44
17. SUBSEQUENT EVENTS
Refer above to Notes 4 and 14 for a discussion of subsequent events regarding the Share Repurchase Agreement executed during the third quarter of 2013.
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
Forward-looking statements
This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of Gateway; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report.
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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or "American Country," American Service Insurance Company, Inc., or "American Service", and Gateway Insurance Company (as of January 2, 2013), or "Gateway," which we collectively refer to as our “insurance subsidiaries”. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively generated insurance premium in 39 states during the three month period ended June 30, 2013.
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

Commercial Automobile
Our primary target market is made up of small to mid-size taxi, limousine and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day-to-day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.
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
Other
The "other" line of business is primarily comprised of the workers' compensation line of business acquired from Gateway. This non-core program is also 100% reinsured and in run off.
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

II. CONSOLIDATED PERFORMANCE
Second Quarter 2013 Financial Performance Summary (comparisons to Second Quarter 2012 unless noted):

•	Gross premium written increased by 79.2%, which included an increase of 90.6% in our core commercial auto business

•	Premium related to core products was written in 39 states during the three month period ended June 30, 2013

•	The combined ratio improved by 16.5 percentage points to 95.0%

•	Underwriting results improved by $1.7 million

•	Operating Income was $1.3 million for the three month period ended June 30, 2013

•	Net income for the three month period ended June 30, 2013 was $1.7 million compared to income of $130,000 in the prior period

•	Diluted earnings per ordinary share was $0.16, net of accounting treatment for preferred shares

•	Book value per common share on June 30, 2013 was $6.07, compared to $6.55 at December 31, 2012 and $6.15 at June 30, 2012

•
On a pro forma basis, the August 1st, 2013 repurchase of the preferred shares owned by Kingsway would have resulted in diluted earnings per ordinary share for the three month period ended June 30, 2013 of $0.40 and book value per share of $6.29, had the transaction occurred this quarter.

The following financial data is derived from Atlas’ consolidated financial statements for the three and six month periods ended June 30, 2013 and June 30, 2012.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross premium written	$16,562	$9,242	$38,915	$20,996
Net premium earned	16,968	7,552	32,856	15,861
Losses on claims	10,957	5,408	21,218	11,312
Acquisition costs	2,227	1,395	4,497	2,768
Other underwriting expenses	2,956	1,617	5,678	3,267
Underwriting expenses related to the integration of Gateway	—	—	337	—
Net underwriting income/(loss)	828	(868)	1,126	(1,486)
Net investment income	547	657	1,159	1,265
Income (loss) from operating activities, before tax	1,375	(211)	2,285	(221)
Less: Legal/professional fees incurred related to Gateway acquisition	—	—	406	—
Realized gains and miscellaneous income	398	341	495	486
Net income before tax	1,773	130	2,374	265
Income tax expense	72	—	72	—
Net income	$1,701	$130	$2,302	$265

Key Financial Ratios:
Loss ratio	64.6%	71.6%	64.6%	71.3%
Acquisition cost ratio	13.1%	18.5%	13.7%	17.5%
Other underwriting expense ratio	17.3%	21.4%	18.2%	20.6%
Combined ratio	95.0%	111.5%	96.5%	109.4%
Return on equity (annualized)	9.7%	0.9%	7.1%	0.9%
Return on common equity (annualized)	11.8%	(0.8)%	8.0%	(0.7)%
Operating income/(loss) per common share	$0.12	$(0.03)	0.22	$(0.04)
Diluted earnings/(loss) per common share	$0.16	$(0.01)	$0.22	$(0.02)
Book value per common share, basic and diluted	$6.07	$6.15	$6.07	$6.15
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
Second Quarter 2013 compared to Second Quarter 2012:
Atlas’ combined ratio for the three month period ended June 30, 2013 was 95.0%, compared to 111.5% for the three month period ended June 30, 2012.
The acquisition of Gateway combined with the planned organic expansion of our core commercial automobile lines allowed us to achieve substantial premium growth. Gross premium written related to core commercial lines increased by 90.6% for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012. The increased proportion of commercial auto policies, which historically have had more favorable overall underwriting results, is the primary driver for loss ratio improvement in 2013. The overall loss ratio for the three month period ended June 30, 2013 improved to 64.6% compared to 71.6% in the three month period ended June 30, 2012.
Atlas generated net investment income of $547,000 for the three month period ended June 30, 2013, as well as $395,000 of realized gains. This resulted in a 2.6% annualized yield for the three month period ended June 30, 2013.
Overall, Atlas generated net income of $1.7 million for the three month period ended June 30, 2013. After taking the dilutive impact of the convertible preferred shares, warrants and stock options, diluted earnings per common share in the three month period ended June 30, 2013 was $0.16. This compares to net income of $130,000 or a loss of $0.01 per common share diluted in the three month period ended June 30, 2012. On a pro forma basis, the August 1, 2013 repurchase of the preferred shares owned by Kingsway would have resulted in diluted earnings per ordinary share for the three month period ended June 30, 2013 of $0.40 and book value per share of $6.29, had the transaction occurred during the second quarter.
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see the notes to the condensed consolidated financial statements and our 2012 Form 10-K.
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs an independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of June 30, 2013, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.

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
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.
Claims liabilities - The provision for unpaid claims represents the estimated liabilities for reported claims, plus those incurred but not yet reported and the related estimated loss adjustment expenses. Unpaid claims expenses are determined using case-basis evaluations and statistical analyses, including insurance industry loss data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claims is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

IV. OPERATING RESULTS

Three month period ended June 30, 2013 compared to three month period ended June 30, 2012:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Commercial automobile	$15,645	$8,209	90.6%	$36,284	$18,926	91.7%
Surety	950	1,165	(18.5)%	2,037	2,554	(20.2)%
Other	(33)	(132)	(75.0)%	594	(485)	(222.5)%
	$16,562	$9,242	79.2%	$38,915	$20,995	85.4%
Second Quarter 2013
For the three month period ended June 30, 2013, gross premium written was $16.6 million compared to $9.2 million in the three month period ended June 30, 2012 and $22.4 million in the three month period ended March 31, 2013, representing a 79.2% increase and 25.9% decrease, respectively. In the three month period ended June 30, 2013, gross premium written from commercial automobile was $15.6 million, representing a 90.6% increase relative to the three month period ended June 30, 2012 and 24.2% decrease relative to the three month period ended March 31, 2013.
Of the $7.3 million improvement in total gross premium written, approximately $2.6 million is attributable to the Gateway acquisition. The remaining improvement is attributable to Atlas' expansion of core lines of business in several key states, and a continuing positive response from both new and existing agents to Atlas' value proposition. The decline from the three month period ended March 31, 2013 can be attributed to seasonality of renewals in our key markets.
As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 94.5% of gross premium written in the three month period ended June 30, 2013 compared to 88.8% during the three month period ended June 30, 2012 and 92.3% in the three month period ended March 31, 2013.
Year to Date June 30, 2013
For the six month period ended June 30, 2013, gross premium written was $38.9 million compared to $21.0 million in the six month period ended June 30, 2012, representing a 85.4% increase. Gross premium written from from commercial automobile was $36.3 million, an increase of 91.7% compared to the six month period ended June 30, 2012. Of the $17.9 million increase in total gross premium written, approximately $7.3 million is attributable to Gateway.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the National Association of Insurance Commissioners (NAIC). Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.

Geographic Concentration
Gross premium written by state (in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Michigan	$2,052	12.4%	$1,833	19.8%	$4,112	10.6%	$3,724	17.7%
New York	1,951	11.8%	817	8.8%	4,446	11.4%	2,333	11.1%
Minnesota	1,429	8.6%	1,139	12.3%	2,261	5.8%	1,595	7.6%
Illinois	1,156	7.0%	1,448	15.7%	7,978	20.5%	7,012	33.4%
Texas	1,147	6.9%	655	7.1%	1,966	5.1%	856	4.1%
Louisiana	987	6.0%	296	3.2%	1,608	4.1%	303	1.4%
Ohio	697	4.2%	237	2.6%	1,356	3.5%	337	1.6%
South Carolina	659	4.0%	186	2.0%	888	2.3%	252	1.2%
Georgia	654	3.9%	107	1.2%	1,889	4.9%	602	2.9%
California	562	3.4%	—	—%	1,585	4.1%	—	—%
Nevada	547	3.3%	478	5.2%	543	1.4%	478	2.3%
Other	4,721	28.5%	2,046	22.1%	10,284	26.3%	3,503	16.7%
Total	$16,562	100.0%	$9,242	100.0%	$38,916	100.0%	$20,995	100.0%
Second Quarter 2013
Michigan had the most gross premium written during the three month period ended June 30, 2013, with 12.4% of Atlas’ gross premium written. 46.7% came from the five states currently producing the most premium volume, as compared to 63.8% in the three month period ended June 30, 2012. This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended June 30, 2012, we experienced growth in gross premium written in 33 states in the three month period ended June 30, 2013. Of those 33 states, we experienced quarter over quarter growth of greater than 100% in 24. This includes the impact from the Gateway acquisition as well as organic expansion.
Altogether, we had written premium in 39 states in the three month period ended June 30, 2013 compared to 30 in the three month period ended June 30, 2012 and 38 in the three month period ended March 31, 2013.
Year to Date June 30, 2013
Atlas saw similar geographic diversification in the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012. 53.4% of our premium volume came from the top five states in 2013, compared to 73.9% in 2012.
We had written premium in 39 states in the six month period ended June 30, 2013 compared to 30 states in the six month period ended June 30, 2012.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased 11.2% to $1.6 million for the three month period ended June 30, 2013 compared with $1.4 million for the three month period ended June 30, 2012 and decreased 77.6% compared to $7.1 million for the three month period ended March 31, 2013. The large decrease in ceded premium written from the first quarter is attributable to Gateway's workers' compensation and trucking premium, which ceded $5.3 million of premium in accordance with a new reinsurance agreement established as a condition to close the Gateway acquisition. The majority of these policies began in 2012 and were recognized during the three month period ended March 31, 2013.
In the six month period ended June 30, 2013, ceded premium written increased 192.7% to $8.7 million compared to the six month period ended June 30, 2012 primarily due to the reason above.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 91.6% to $15.0 million for the three month period ended June 30, 2013 compared with $7.8 million for the three month period ended June 30, 2012 and decreased 2.0% compared to the three month period ended March 31, 2013. As a percentage of the insurance subsidiaries’ overall book of business, virtually 100% of net premium written related to commercial auto.
In the six month period ended June 30, 2013, net premium written increased 67.7% to $30.2 million from $18.0 million in the six month period ended June 30, 2012. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.

Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $17.0 million in the three month period ended June 30, 2013, a 124.7% increase compared with $7.6 million in the three month period ended June 30, 2012 and a 6.8% increase relative to the three month period ended March 31, 2013.
Net premiums earned related to core commercial lines increased by 171.0% in the three month period ended June 30, 2013 versus the three month period ended June 30, 2012 and 9.2% against the three month period ended March 31, 2013. Even without the excess taxi program which began in the third quarter 2012, net premiums earned related to core commercial lines increased by 121.1% versus the three month period ended June 30, 2012 and 11.6% against the three month period ended March 31, 2013. As we wound down our personal lines business at the end of 2011, virtually 100% of all 2013 earned premiums now relates to our core lines, whereas only 82.4% were related to core lines in the three month period ended June 30, 2012.
In the six month period ended June 30, 2013, net premium earned increased 107.1% to $32.9 million from $15.9 million in the six month period ended June 30, 2012, driven by the recognition of $6.3 million in premium related to the excess taxi program in 2013 and growth resulting from Gateway as well as the planned organic expansion of the commercial automobile line of business.
Claims Incurred
The loss ratio relating to the net claims incurred in the three month period ended June 30, 2013 remained at 64.6% compared to the three month period ended March 31, 2013, but improved against 71.6% in the three month period ended June 30, 2012. In the six month period ended June 30, 2013, the loss ratio was 64.6%, compared to 71.3% for the six month period ended June 30, 2012.
The increased proportion of commercial auto claims throughout 2013, which historically have had more favorable overall underwriting results, is the primary driver for loss ratio improvement in 2013. We believe that our extensive experience and expertise specific to underwriting and claims management in commercial lines will allow continued loss ratio improvement in the remainder of 2013. The Company is committed to retaining this claim handling expertise as a core competency as the volume of business increases. The addition of Gateway had no significant impact to the consolidated loss ratio in the three month period ended June 30, 2013.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $2.2 million in the three month period ended June 30, 2013 or 13.1% of net premium earned, as compared to 18.5% in the three month period ended June 30, 2012 and 14.3% in the three month period ended March 31, 2013. For the six month period ended June 30, 2013, acquisition costs were $4.5 million, or 13.7% of net premium earned, as compared to 17.5% for the six month period ended June 30, 2012. Approximately 1% of the favorability in the acquisition cost ratio results from the impact of the ceding commissions related to Gateway's worker's compensation and trucking lines of business, where this ceding commission is intended to offset operating expenses related to these run off programs.
The favorable trend in acquisition costs is primarily the result of the shift away from non-standard automobile lines of business which carry higher commission rates. During the three month period ended June 30, 2012, we still had substantial earned premium related to non-standard automobile lines of business.
Other Underwriting Expenses
The other underwriting expense ratio was 17.3% in the three month period ended June 30, 2013 compared to 21.4% in the three month period ended June 30, 2012 and 19.2% for the three month period ended March 31, 2013. For the six month period ended June 30, 2013, the ratio was 18.2% compared to 20.6% in the six month period ended June 30, 2012.
During the first quarter of 2013, we incurred restructuring costs related to the acquisition of Gateway of $337,000, which increased our underwriting expense ratio by 1.0% for the six month period ended June 30, 2013 and by 2.1% for the three month period ended March 31, 2013. The ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
In addition to the restructuring costs above, we also incurred employment costs of $141,000 in the three month period ended June 30, 2013 related to former Gateway employees who were severed from Atlas during 2013. For the six month period ended June 30, 2013, we incurred $345,000 of such costs. In the second quarter, this had an effect of 0.8% on the underwriting expense ratio. On a year-to-date basis, its impact was approximately 1.3%.

Net Investment Income
Investment Results (in '000s)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Average securities at cost	$144,803	$118,482	$132,387	$123,206
Interest income after expenses	547	657	1,159	1,264
Percent earned on average investments (annualized)	1.5%	2.2%	1.8%	2.1%
Net realized gains	$395	$291	$488	$319
Total investment income	942	948	1,647	1,583
Total realized yield (annualized)	2.6%	3.2%	2.5%	2.6%
Investment income (excluding net realized gains) decreased by 16.8% to $547,000 in the three month period ended June 30, 2013, compared to $657,000 in the three month period ended June 30, 2012. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets (including net realized gains of $395,000) in the three month period ended June 30, 2013 declined slightly to 2.6% compared to the three month period ended June 30, 2012 but improved against the yield of 2.2% in the three month period ended March 31, 2013. The portfolio acquired from Gateway was similar in nature to ours.
On a year to date basis, investment income decreased by 8.3% to $1.2 million in the six month period ended June 30, 2013 compared to $1.3 million in the six month period ended June 30, 2012, resulting in a slightly smaller yield of 2.5% year-to-date, compared to 2.6% in the six month period ended June 30, 2012.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended June 30, 2013 were $395,000 compared to $291,000 in the three month period ended June 30, 2012 and $93,000 in the three month period ended March 31, 2013. The difference is the result of management's decision to sell certain equity securities in the second quarter to take advantage of favorable market conditions.
For the six month period ended June 30, 2013, realized investment gains were $488,000 versus $319,000 for the six month period ended June 30, 2012.
In the three month period ended June 30, 2013, Atlas had $3.9 million of unrealized losses as a result of the impact of rising interest rates on the market value of some of the securities we own. The duration of Atlas' portfolio is well matched to our liquidity needs and the Company expects to hold these assets until maturity. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the three month period ended June 30, 2013 of $3,000 compared to $50,000 for the three month period ended June 30, 2012.
For the six month period ended June 30, 2013, miscellaneous income was $8,000 compared to $167,000 in the six month period ended June 30, 2012. Miscellaneous income prior to June 30, 2012 was primarily comprised of rental income from our corporate headquarters in Elk Grove Village, Illinois, which has subsequently been sold.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the three month periods ended June 30, 2013 and 2012 as well as the six month periods ended June 30, 2013 and 2012 are summarized in the table below. 2013 combined ratio improvement is attributable to the factors described in the ‘Claims Incurred,’ ‘Acquisition Costs,’ 'Other Underwriting Expenses' and 'Net Premium Earned' sections above.
Combined Ratios (in '000s)

Three Month Periods Ended	June 30, 2013	March 31, 2013	June 30, 2012
Net premium earned	$16,968	$15,888	$7,552
Underwriting expenses [1]	16,140	15,590	8,420
Combined ratio	95.0%	98.1%	111.5%

Combined Ratios (in '000s)

Six Month Periods Ended	June 30, 2013	June 30, 2012
Net premium earned	$32,856	$15,861
Underwriting expenses [1]	31,730	17,347
Combined ratio	96.5%	109.4%
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
Atlas' operating income for the three month period ended June 30, 2013 was $1.4 million, compared to an operating loss of $211,000 in the three month period ended June 30, 2012. In both of these periods, substantially all the difference between net income and operating income was gain realized on the sale of investments.
For the six month period ended June 30, 2013, we generated operating income of $2.2 million compared to an operating loss of $221,000 in the six month period ended June 30, 2012. Operating income in the six month period ended June 30, 2013 was favorable to net income primarily due to the exclusion of certain expenses related to the acquisition of Gateway.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $1.7 million in the three month period ended June 30, 2013, compared to pre-tax income of $130,000 in the three month period ended June 30, 2012 and $602,000 of income in the three month period ended March 31, 2013.
For the six month period ended June 30, 2013, Atlas generated pre-tax income of $2.4 million compared to income of $265,000 in the six month period ended June 30, 2012.
Income Tax Expense
Atlas recognized tax expense of $72,000 in the three month period ended June 30, 2013 and no tax expense in the three month period ended June 30, 2012. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three month periods ended June 30, 2013 and 2012:
Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax benefit at statutory rate	602	34.0%	44	34.0%	$807	34.0%	90	34.0%
Valuation allowance	(586)	(33.1)%	(44)	(34.0)%	(931)	(39.1)%	(92)	(34.8)%
Nondeductible expenses	9	0.5%	1	0.8%	150	6.3%	5	1.9%
Other	47	2.7%	(1)	(0.8)%	46	1.9%	(3)	(1.1)%
Total	$72	4.1%	$—	—%	$72	3.1%	$—	—%
Net Income and Earnings/Loss per Common Share
Atlas earned $1.7 million during the three month period ended June 30, 2013 versus income of $130,000 during the three month period ended June 30, 2012 and income of $602,000 for the three month period ended March 31, 2013. After taking the impact of the liquidation preference of the preferred shares into consideration, diluted earnings per common share in the three month period ended June 30, 2013 was $0.16 versus a loss per common share of $0.01 in the three month period ended June 30, 2012 and diluted earnings per common share of $0.04 in the three month period ended March 31, 2013.
For the three month period ended June 30, 2013, there were 8,131,450 weighted average common shares outstanding used to compute basic earnings per share and 10,968,405 used for diluted earnings per share. For the three month period ended June 30, 2012, there were 6,144,385 weighted average common shares outstanding used to compute basic and diluted loss per share.
In the six month period ended June 30, 2013, Atlas had net income of $2.3 million, resulting in diluted earnings per common share of $0.22. In the six month period ended June 30, 2012, Atlas earned $265,000 for a diluted loss per common share of $0.02,after the impact of the preferred shares.

For the six month period ended June 30, 2013, there were 7,591,092 weighted average common shares outstanding used to compute basic earnings per share and 10,346,756 for diluted earnings per share. For the six month period ended June 30, 2012, there were 6,145,099 weighted average common shares outstanding used to compute both basic and diluted loss per share.
The following chart illustrates Atlas’ potential dilutive common shares:

	Ordinary voting common shares	Restricted voting common shares	Warrants	Stock options outstanding	Convertible preferred shares	Total
Potential common shares at June 30, 2013	6,904,420	1,262,471	1,256,837	225,617	2,540,000	12,189,345
Dilutive common shares, three month period ended June 30, 2013	6,868,979	1,262,471	252,794	44,161	2,540,000	10,968,405

Net income attributable to Atlas (in '000s)						$1,701
Dilutive earnings per common share						$0.16
Book Value per Ordinary Share
Book value per ordinary share was as follows:

(in '000s, except for shares and per share data)	June 30, 2013	December 31, 2012
Shareholders' Equity	69,582	59,864
Preferred stock in equity	20,000	18,000
Accumulated dividends on preferred stock	45	1,620
Common equity	49,537	40,244
Shares outstanding	8,166,891	6,144,395
Book value per common share outstanding	$6.07	$6.55
Year-to-date in 2013, book value was reduced relative to December 31, 2012 as follows: a reduction of $0.37 related to dilution from our U.S. IPO, a reduction of $0.04 from legal and professional fees related to our acquisition of Gateway, an increase of $0.27 from net income attributable to common shareholders, and a decrease of $0.34 related to the change in unrealized gains and losses. The impact on book value per common share related to the preferred share redemption, which was completed on August 1, 2013, is $0.22 per common share outstanding (the redemption of these shares is expected to result in accretion to book value in this amount in the third quarter).

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
Portfolio Composition
Atlas held securities with a fair value of $119.8 million as of June 30, 2013, which was primarily comprised of fixed income securities. This amount includes securities acquired from Gateway. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

June 30, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$47,109	$207	$878	$46,438
	- Corporate	40,070	2	326	39,746
	- Commercial mortgage backed	22,138	31	380	21,789
	- Other asset backed	10,220	4	39	10,185
Total Fixed Income		$119,537	$244	$1,623	$118,158
Equities		569	—	194	375
Totals		$120,106	$244	$1,817	$118,533

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total Fixed Income		$95,423	$2,688	$32	$98,079
Equities		1,563	8	—	1,571
Totals		$96,986	$2,696	$32	$99,650
Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2013 are provided in the table below.

June 30, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$47,109	$207	$878	$46,438
	Corporate
	Banking/Financial Services	12,610	2	103	12,509
	Consumer Goods	4,447		28	4,419
	Capital Goods	10,899		104	10,795
	Energy	3,882		40	3,842
	Telecommunications/Utilities	5,001		29	4,972
	Health Care	3,231		22	3,209
	Total Corporate	40,070	2	326	39,746
	Commercial mortgage backed	22,138	31	380	21,789
	Other asset backed	10,220	4	39	10,185
Total Fixed Income		$119,537	$244	$1,623	$118,158
Equities		569	—	194	375
Totals		$120,106	$244	$1,817	$118,533
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Due in less than one year	$4,190	3.5%	$9,513	9.7%
Due in one through five years	37,513	31.7%	23,124	23.6%
Due after five through ten years	28,269	23.9%	20,524	20.9%
Due after ten years	48,186	40.9%	44,918	45.8%
Total	$118,158	100.0%	$98,079	100.0%
As of the period ended June 30, 2013, 35.3% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.8 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 90.6% rated ‘A’ or better as of the period ended June 30, 2013 compared to 88.1% as of the year ended December 31, 2012.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$71,247	60.6%	$58,765	60.1%
AA/Aa	12,128	10.2%	7,569	7.7%
A/A	23,260	19.8%	19,894	20.3%
BBB/Baa	11,097	9.4%	11,617	11.9%
Total Securities	$117,732	100.0%	$97,845	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the six month period ended June 30, 2013 or the six month period ended June 30, 2012.
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
At June 30, 2013, a portion of Atlas' portfolio was in an unrealized loss position. This was primarily driven by a rise in the 5-year US Treasury interest rate during the second quarter. All securities in an unrealized loss position as of June 30, 2013 and December 31, 2012 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position is $89.2 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the period ended June 30, 2013, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $104,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $104,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $4.3 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $23.8 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the period ended June 30, 2013 as compared to $6.0 million as of the year ended December 31, 2012. The increase in the recoverable amount relates to the Gateway acquisition.
Estimating amounts of reinsurance recoverables is also impacted by the uncertainties involved in the establishment of provisions for unpaid claims. As underlying reserves potentially develop, the amounts ultimately recoverable may vary from amounts currently recorded. Atlas’ reinsurance recoverables are generally unsecured, with the exception of the new reinsurance agreement established as a condition to close the Gateway acquisition, which is secured by a letter of credit valued at 150% of the claims reserves. Atlas regularly evaluates its reinsurers, and the respective amounts recoverable, and an allowance for uncollectible reinsurance is provided for, if needed.
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc. and Gen Re, a subsidiary of Berkshire Hathaway, Inc. Great American has a financial strength rating of A+ from Standard & Poor’s, while Gen Re has a financial strength rating of Aa1 from Moody’s.
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of	June 30, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$4,251	$3,144
Loss carry-forwards	16,103	16,128
Bad debts	251	164
Other	942	907
Valuation Allowance	(11,318)	(11,242)
Total gross deferred tax assets	$10,229	$9,101

Deferred tax liabilities:
Investment securities	$585	$910
Deferred policy acquisition costs	1,585	1,280
Other	14	306
Total gross deferred tax liabilities	2,184	2,496
Net deferred tax assets	$8,045	$6,605
Atlas established a valuation allowance of approximately $11.3 million and $11.2 million for its gross future deferred tax assets as of the period ended June 30, 2013 and as of the year ended December 31, 2012, respectively.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Atlas' assessment also considered the recent spin-off from prior ownership, the nature and extent of cumulative financial losses and trends in recent quarterly earnings.
Atlas has the following total net operating loss carry-forwards as of the period ended June 30, 2013:

Net operating loss carry-forward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$12,563
2002	2022	4,317
2004	2024	125
2005	2025	183
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	2,442
2011	2031	10,558
2012	2032	322
Total		$47,364
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the period ended June 30, 2013 and as of the year ended December 31, 2012. The provision for unpaid claims increased by 50.2% to $105.2 million as of the period ended June 30, 2013 compared to $70.1 million as of the year ended December 31, 2012. During the six month period ended June 30, 2013, case reserves increased by 44.4% compared to December 31, 2012, and IBNR reserves increased by 70.1%.
The majority of the increase in unpaid claims can be attributed to claims acquired from Gateway at the beginning of 2013. Gateway's unpaid claims balance at the time of acquisition was $36.2 million. In the six month period ended June 30, 2013, Gateway only incurred $7.3 million in claims.
Provision for unpaid claims by type - gross (in '000s)

As of	June 30, 2013	December 31, 2012	YTD% Change
Case reserves	$78,439	$54,321	44.4%
IBNR	26,782	15,746	70.1%
Total	$105,221	$70,067	50.2%
Provision for unpaid claims by line of business – gross (in '000s)

As of	June 30, 2013	December 31, 2012	YTD% Change
Non-standard auto	$23,297	$10,539	121.1%
Commercial auto	68,560	54,126	26.7%
Other	13,364	5,402	147.4%
Total	$105,221	$70,067	50.2%
Provision for unpaid claims by line of business - net of reinsurance recoverables (in '000s)

As of	June 30, 2013	December 31, 2012	YTD% Change
Non-standard Auto	$14,268	$8,227	73.4%
Commercial Auto	65,593	52,538	24.8%
Other	10,880	3,622	200.4%
Total	$90,741	$64,387	40.9%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2013 and June 30, 2012 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Unpaid claims, beginning of period	105,891	$83,902	$70,067	$91,643
Less: reinsurance recoverable	14,170	8,081	5,680	7,825
Net beginning unpaid claims reserves	91,721	75,821	64,387	83,818
Fair value of net loss reserves acquired from Gateway			29,857	—

Incurred related to:
Current year	10,957	5,367	21,199	11,165
Prior years	—	41	19	147
	10,957	5,408	21,218	11,312
Paid related to:
Current year	2,877	2,264	4,532	3,921
Prior years	9,060	9,768	20,189	22,012
	11,937	12,032	24,721	25,933

Net unpaid claims, end of period	90,741	69,197	90,741	69,197
Add: reinsurance recoverable	14,480	8,153	14,480	8,153
Unpaid claims, end of period	$105,221	$77,350	$105,221	$77,350
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
Restructuring
We incurred $337,000 in one-time employee termination costs during the three month period ended June 30, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Statement of Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. $337,000 represents the entirety of the expected expense related to this plan. We expect the impact of the restructuring on future results of operations, liquidity and sources and uses of capital resources to be favorable.
Off-balance sheet arrangements
As of June 30, 2013, Atlas has the following cash obligations related to its operating leases.
Operating Lease Commitments (in '000s)

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$560	$1,019	$1,029	$770	$281	$3,659
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the six month periods ended June 30, 2013 and June 30, 2012:

Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					2,303		2,303
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Warrants exercised				409			409
Other comprehensive loss						(2,796)	(2,796)
Share-based compensation				122			122
Preferred dividends declared and paid				(2,076)			(2,076)
Balance June 30, 2013	$20,000	$20	$4	$160,973	$(110,372)	$(1,043)	$69,582

Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					265		265
Other comprehensive income						451	451
Share-based compensation				57			57
Stock options exercised				4			4
Balance June 30, 2012	$18,000	$4	$14	$152,713	$(115,576)	$1,876	$57,031
As of August 12, 2013, there were 6,970,850 ordinary voting shares outstanding and 1,262,471 restricted voting shares outstanding, and 2,000,000 preferred shares issued and outstanding.
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
Preferred shares are not entitled to vote. Of the total 20,000,000 preferred shares outstanding as of the three month period ended June 30, 2013, 18,000,000 were beneficially owned or controlled by Kingsway and 2,000,000 are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from December 31, 2010 (the issuance date of the preferred shares), or the date the preferred shares are transferred to a party other than Kingsway or its subsidiaries or entities in which Kingsway holds a 10% or greater interest.
Through June 30, 2013, Atlas has paid $2.1 million in dividends to Kingsway, the cumulative amount to which they were entitled. Hendricks accrued $45,000 in dividends during the six month period ended June 30, 2013, all of which are unpaid. The 18,000,000 preferred shares owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.

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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at June 30, 2013, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures, other than the disclosed repurchase of the preferred shares pursuant to the Share Repurchase Agreement, which occurred on August 1, 2013.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

Six Month Periods Ended	June 30, 2013	June 30, 2012
Cash Used by Operating Activities	$(12,439)	$(17,875)
Cash Provided by Financing Activities	8,089	4
Cash Provided/(Used) by Investing Activities	9,696	12,214
Net increase/(decrease) in cash	$5,346	$(5,657)
Cash used in operations during the six month period ended June 30, 2013 was favorable relative to the six month period ended June 30, 2012 primarily due to an increase in net income and a large increase in receivables at June 30, 2012. Cash provided by investing activities during the six month period ended June 30, 2013 was lower relative to the six month period ended June 30, 2012 primarily as a result of the sale of the Elk Grove headquarters building, which had a greater impact than the cash acquired from Gateway. Cash provided by financing activities in 2013 relates to our initial public offering in the United States.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended June 30, 2013, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Not applicable.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds
There were no unregistered sales of securities during the three month period ended June 30, 2013.
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

Date: August 12, 2013	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
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