Form 10-Q
period 2013-09-30
Atlas Financial Holdings, Inc.
filed 2013-11-04
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2013	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 8,410,601 shares of the Registrant's common stock outstanding as of November 4, 2013, of which 7,677,738 are ordinary common shares and 732,863 are restricted shares. Of the Registrant's ordinary common shares outstanding, 6,432,438 shares as of November 4, 2013 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position as of September 30, 2013 (unaudited) and December 31, 2012	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2013 and 2012 (unaudited)	2
Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended September 30, 2013 and 2012 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2013 and 2012 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

SIGNATURES	42

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $131,011 and $95,423)	$129,766	$98,079
Equity securities, at fair value (cost $569 and $1,563)	433	1,571
Other investments	1,249	1,262
Total Investments	131,448	100,912
Cash and cash equivalents	8,685	19,912
Accrued investment income	735	517
Accounts receivable and other assets (net of allowance of $976 and $484)	38,848	21,923
Reinsurance recoverables, net	23,046	6,020
Prepaid reinsurance premiums	2,637	2,111
Deferred policy acquisition costs	6,699	3,764
Deferred tax asset, net	8,611	6,605
Intangible assets	740	—
Software and office equipment, net	2,265	1,137
Assets held for sale	166	166
Total Assets	$223,880	$163,067

Liabilities
Claims liabilities	$104,046	$70,067
Unearned premiums	44,779	25,457
Due to reinsurers and other insurers	2,902	3,803
Note payable	7,978	—
Other liabilities and accrued expenses	8,600	3,876
Total Liabilities	168,305	103,203

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at September 30, 2013, 18,000,000 shares issued and outstanding at December 31, 2012. Liquidation value $1.00 per share	2,000	18,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 6,970,854 shares issued and outstanding at September 30, 2013, 2,256,924 shares issued and outstanding at December 31, 2012	21	4
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 1,262,471 shares issued and outstanding at September 30, 2013 and 3,887,471 shares issued and outstanding at December 31, 2012	4	14
Additional paid-in capital	163,134	152,768
Retained deficit	(108,673)	(112,675)
Accumulated other comprehensive (loss)/income, net of tax	(911)	1,753
Total Shareholders’ Equity	55,575	59,864
Total Liabilities and Shareholders’ Equity	$223,880	$163,067

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in '000s of US dollars, except for share and per share data)

Consolidated Statements of Income
	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)
Net premiums earned	$17,976	$10,934	$50,832	$26,795
Net investment income	570	613	1,728	1,878
Net investment gains	33	779	521	1,098
Other income	—	1	8	169
Total revenue	18,579	12,327	53,089	29,940
Net claims incurred	11,399	7,165	32,617	18,477
Acquisition costs	2,863	1,813	7,359	4,582
Other underwriting expenses	2,618	1,692	8,633	4,959
Expenses incurred related to Gateway acquisition	—	—	406	—
Total expenses	16,880	10,670	49,015	28,018
Income from operations before income tax expense	1,699	1,657	4,074	1,922
Income tax expense	—	—	72	—
Net income attributable to Atlas	1,699	1,657	4,002	1,922
Add: Discount realized on preferred share buyback	1,800	—	1,800	—
Less: Preferred share dividends	(95)	(202)	(596)	(606)
Net income/(loss) attributable to common shareholders	$3,404	$1,455	$5,206	$1,316

Basic weighted average common shares outstanding	8,217,692	6,144,384	7,802,253	6,146,179
Earnings/(loss) per common share, basic	$0.41	$0.24	$0.67	$0.21
Diluted weighted average common shares outstanding	9,057,446	8,435,301	8,467,438	6,150,585
Earnings/(loss) per common share, diluted	$0.39	$0.17	$0.69	$0.21

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$1,699	$1,657	$4,002	$1,922

Other comprehensive (loss)/income:
Changes in net unrealized (losses)/gains	226	942	(3,800)	1,899
Reclassification to income of net realized gains	(29)	(353)	(239)	(632)
Effect of income tax	(65)	(200)	1,375	(427)
Other comprehensive (loss)/income for the period	132	389	(2,664)	840
Total comprehensive (loss)/income	$1,831	$2,046	$1,338	$2,762

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					1,922		1,922
Other comprehensive income						840	840
Share-based compensation				84			84
Stock options exercised				3			3
Balance September 30, 2012 (unaudited)	$18,000	$4	$14	$152,739	$(113,919)	$2,265	$59,103

Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					4,002		4,002
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Warrants exercised		1		781			782
Other comprehensive loss						(2,664)	(2,664)
Share-based compensation				184			184
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Preferred dividends declared and paid				(2,149)			(2,149)
Balance September 30, 2013 (unaudited)	$2,000	$21	$4	$163,134	$(108,673)	$(911)	$55,575

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Nine Month Periods Ended
	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)
Operating activities
Net income attributable to Atlas	$4,002	$1,922
Adjustments to reconcile net income to net cash used by operating activities:
Adjustments for non-cash items	398	(113)
Changes in other operating assets and liabilities	(10,980)	(3,084)
Changes in net claims liabilities	(2,230)	(18,069)
Net cash flows used in operating activities	(8,810)	(19,344)

Investing activities
Purchase of Gateway (net of cash acquired)	11,083	—
Proceeds from sale and maturity of investments	50,670	42,820
Purchases of investments	(63,527)	(47,333)
Purchases of property and equipment and other	(749)	(586)
Proceeds from sale of property and equipment	—	13,342
Net cash flows provided/(used) by investing activities	(2,523)	8,243

Financing activities
Preferred share buyback	(8,282)	—
Proceeds from initial public offering	9,756	—
Warrants exercised	781	—
Dividends paid	(2,149)	—
Options exercised	—	3
Net cash flows provided by financing activities	106	3

Net (decrease) in cash and cash equivalents	(11,227)	(11,098)
Cash and cash equivalents, beginning of period	19,912	23,249
Cash and cash equivalents, end of period	$8,685	$12,151

Supplemental disclosure of non-cash activities:
Note payable on redemption of preferred shares	$7,918	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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

The Gateway acquisition was accounted for using the purchase method. Atlas began consolidating Gateway on January 1, 2013, therefore their financial results are included in Atlas' consolidated financial results for the three and nine month periods ended September 30, 2013. However, the following unaudited pro forma summary presents Atlas' consolidated financial information for the three and nine month periods ended September 30, 2012 as if Gateway had been acquired on January 1, 2012. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2012. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenue	$14,796	$37,985
Net (loss) attributable to Atlas	$(926)	$(808)
Basic earnings per share (1)	$(0.18)	$(0.20)
Diluted earnings per share (1)	$(0.18)	$(0.20)
(1) - shown excluding accounting treatment for preferred share redemption

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
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an infinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the nine month period ended September 30, 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the nine month period ended September 30, 2013, all in the first quarter. Atlas also incurred $337,000 in one-time employee termination costs during the nine month period ended September 30, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. Activity related to this plan in the nine month period ended September 30, 2013 follows (in '000s):

Employee Termination Costs
Balance - beginning of period	$—
Recognized in earnings	337
Spending	(337)
Balance - end of period	$—
4. EARNINGS PER SHARE
Earnings per ordinary and restricted voting common share (collectively, the "common shares") for the three and nine month periods ended September 30, 2013 and September 30, 2012 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic:
Net income attributable to Atlas	$1,699	$1,657	$4,002	$1,922
Add: Discount upon redemption of preferred stock	1,800	—	1,800	—
Less: Preferred share dividends	(95)	(202)	(596)	(606)
Net income (loss) attributable to common shareholders	$3,404	$1,455	$5,206	$1,316
Weighted average basic common shares outstanding	8,217,692	6,144,384	7,802,253	6,146,179
Basic earnings (loss) per common share	$0.41	$0.24	$0.67	$0.21
Diluted:
Weighted average basic common shares outstanding	8,217,692	6,144,384	7,802,253	6,146,179
Add:
Dilutive stock options outstanding	92,578	4,917	64,606	4,406
Dilutive warrants	493,176	—	346,579	—
Preferred shares	254,000	2,286,000	254,000	—
Dilutive average common shares outstanding	9,057,446	8,435,301	8,467,438	6,150,585
Dilutive earnings per common share	$0.39	$0.17	$0.69	$0.21
Diluted earnings per share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method).
Atlas’ dilutive potential ordinary shares consist of outstanding stock options to purchase ordinary voting common shares, warrants to purchase 1,190,409 ordinary voting common shares of Atlas for C$6.00 per share, and 2,000,000 preferred shares potentially convertible to ordinary shares at the option of the holders at any date after December 31, 2015 at the rate of 0.1270 ordinary shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three and nine month periods ended September 30, 2013, all of the remaining convertible preferred shares, stock options and warrants were deemed to be dilutive.
On July 7, 2013, Atlas entered into a non-binding letter of intent to purchase all outstanding preferred shares that are eligible for redemption (18 million shares), for 90% of liquidation value. Definitive agreements in connection with this transaction were executed on August 1, 2013 (collectively, "The Share Repurchase Agreement"). An initial amount of $8.3 million (which included $781,000 received from the exercise of warrants) of the $16.2 million purchase price was paid upon execution of the Share Repurchase Agreement, with the remaining amount of $8.0 million, which carries a non-compounding interest rate of 4.5%, to be paid no later than April 30, 2014, in accordance with the terms of the Share Repurchase Agreement. The $8.0 million is shown as a short term note payable in our condensed consolidated statement of financial position.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows. Atlas' other investment is in a limited partnership that primarily invests in income-producing real estate. Atlas' interests are not deemed minor and it is accounted for under the equity method of accounting. As of the period ended September 30, 2013, the carrying value was approximately $1.2 million versus approximately $1.3 million as of the year ended December 31, 2012. The carrying value of this investment is Atlas' share of the net book value, an amount that approximates fair value. Atlas receives dividends on a routine basis which approximate the income earned on the investment. This other investment is not included in the tables below (all amounts in '000s):

September 30, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income:
U.S.	- Government	$51,919	$358	$1,053	$51,224
	- Corporate	44,070	496	697	43,869
	- Commercial mortgage backed	23,165	69	457	22,777
	- Other asset backed	11,857	55	16	11,896
Total fixed income		131,011	978	2,223	129,766
Equities		569	—	136	433
Totals		$131,580	$978	$2,359	$130,199

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total fixed income		95,423	2,688	32	98,079
Equities		1,563	8	—	1,571
Totals		$96,986	$2,696	$32	$99,650
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of the period ended September 30, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$5,742	$43,202	$28,320	$52,502	$129,766
Percentage of total	4.4%	33.3%	21.8%	40.5%	100.0%

As of the year ended December 31, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$9,513	$23,124	$20,524	$44,918	$98,079
Percentage of total	9.7%	23.6%	20.9%	45.8%	100.0%
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other than temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

◦	identifying all security holdings in unrealized loss positions;

◦	equities may require more timely review in some cases;

◦	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market-based valuation techniques;

◦	reviewing the trading range of certain securities over the preceding calendar period;

◦	assessing whether declines in market value are other than temporary for debt security holdings based on credit ratings from third party security rating agencies; and

◦	determining the necessary provision for declines in market value that are considered other than temporary based on the analyses performed.
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
There were no other than temporary impairments recorded in the three and nine month periods ended September 30, 2013 as a result of the above analysis performed by management. As of the period ended September 30, 2013, a portion of Atlas' portfolio was in an unrealized loss position. This was primarily driven by a rise in the 5-year US Treasury interest rate during the second quarter. All securities in an unrealized loss position as of September 30, 2013 and December 31, 2012 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position were $106.2 million at September 30, 2013 with a total temporary impairment relating to unrealized losses of $2.2 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
The following table summarizes the components of net investment income for the three month periods ended September 30, 2013 and 2012 (all amounts in '000s):

	2013	2012
Total investment income
Interest income	631	680
Income from other investments	50	18
Investment expenses	(111)	(85)
Net investment income	$570	$613

The following table summarizes the components of net investment gains for the three month periods ended September 30, 2013 and 2012:

	2013	2012
Fixed income securities	$33	$134
Equities	—	645
Net investment gains	$33	$779

The following table summarizes the components of net investment income for the nine month period ended September 30, 2013 (all amounts in '000s):

	2013	2012
Total investment income
Interest income	1,981	2,118
Dividend income	9	15
Income from other investments	112	18
Investment expenses	(374)	(273)
Net investment income	$1,728	$1,878

The following table summarizes the components of net investment gains for the nine month period ended September 30, 2012:

	2013	2012
Fixed income securities	$127	$453
Equities	394	645
Net investment gains	$521	$1,098

Collateral pledged:
At September 30, 2013, bonds and term deposits with a fair value of $14.8 million were on deposit with state and provincial regulatory authorities, versus $9.8 million at December 31, 2012. This increase is the result of the acquisition of Gateway. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At September 30, 2013 and December 31, 2012, the amount of such pledged securities was $7.8 million and $8.3 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

6. FINANCIAL AND CREDIT RISK MANAGEMENT
At September 30, 2013, Atlas' allowance for bad debt increased to $976,000. Atlas increased its allowance for doubtful accounts by $236,000 in the three month period ended September 30, 2013 compared to a decrease of $159,000 during three month period ended September 30, 2012. This increase does not relate to any specific uncollectible account but rather relates to formulaic modeling correlating to the increase in accounts receivable experienced during the three month period ended September 30, 2013.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of the period ended September 30, 2013 and as of the year ended December 31, 2012 (all amounts in '000s):

September 30, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$13,364	$116,168	$234	$129,766
Equities	433	—	—	433
Other investments	—	—	1,249	$1,249
Totals	$13,797	$116,168	$1,483	$131,448

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income securities	$9,843	$88,002	$234	$98,079
Equities	1,571	—	—	1,571
Other investments	—	—	1,262	1,262
Totals	$11,414	$88,002	$1,496	$100,912
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 or Level 3 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and the asset is the same at September 30, 2013 as at December 31, 2012. In the three month period ended September 30, 2013, approximately $95,000 was recognized in investment income from this investment. The other investment in Level 3 at September 30, 2013 is also the same as at December 31, 2012. Its effect on income has been immaterial in 2013. Both securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of September 30, 2013. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
At September 30, 2013 our insurance subsidiaries had a combined statutory surplus of $52.6 million and had combined net written premiums and combined net income for the nine months ended September 30, 2013 of $60.1 million and $5.7 million, respectively.

Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2013 or in the year ended December 31, 2012.
7. INCOME TAXES
As a result of Atlas' deferred tax assets, the effective tax rate was 0.0% for the three month period ended September 30, 2013, and 1.8% for the nine month period ended September 30, 2013, compared to the U.S. statutory income tax rate of 34% as shown below (all amounts in '000s):

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax expense/(benefit) at statutory rate	$578	34.0%	$563	34.0%	$1,385	34.0%	$653	34.0%
Change in valuation allowance	(1,165)	(68.6)%	(566)	(34.2)%	(2,096)	(51.4)%	(658)	(34.2)%
Nondeductible expenses	9	0.5%	5	0.3%	159	3.9%	10	0.5%
Other	578	34.1%	(2)	(0.1)%	624	15.3%	(5)	(0.3)%
Total	$—	—%	$—	—%	$72	1.8%	$—	—%
Income tax expense consists of the following for the nine month periods ended September 30, 2013 and September 30, 2012:

	2013	2012
Current tax expense/(benefit)	$703	$—
Deferred tax (benefit)/expense, net of change in valuation allowance	(631)	—
Total	$72	$—
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
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $15.3 million as of September 30, 2013. Book value per common share is unaffected by this event as the amount of lost net deferred tax assets of $578,000 were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The completion and filing of the Company's 2013 U.S. Federal tax return will determine the final adjustment.
The components of deferred income tax assets and liabilities as of September 30, 2013 and December 31, 2012 are as follows (all amounts in '000s):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$5,007	$3,144
Taxable loss carry-forwards	15,347	16,128
Bad debts	332	164
Other	1,014	907
Valuation allowance	(10,153)	(11,242)
Total deferred tax assets, net of allowance	11,547	9,101

Deferred tax liabilities:
Investment securities	584	910
Deferred policy acquisition costs	2,278	1,280
Other	74	306
Total gross deferred tax liabilities	2,936	2,496
Net deferred tax assets	$8,611	$6,605
Amounts and expiration dates of the operating loss carry forwards as of September 30, 2013 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$12,039
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	817
Total		$45,138
Atlas established a valuation allowance of $10.2 million and $11.2 million for its gross deferred tax assets as of the period ended September 30, 2013 and as of the year ended December 31, 2012, respectively.
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
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month period ended September 30, 2013 or the year ended December 31, 2012. Tax years 2008 through 2012 are subject to examination by the Internal Revenue Service.
8. OPERATING LEASE COMMITMENTS
As of September 30, 2013, Atlas has the following cash obligations related to its operating leases (all amounts in '000s):

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$280	$1,019	$1,029	$770	$281	$3,379

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal use software and capital assets at September 30, 2013 and December 31, 2012, excluding assets held for sale (all amounts in '000s):

	September 30, 2013	December 31, 2012
Leasehold improvements	$501	$501
Internal use software	5,931	4,560
Computer equipment	1,711	1,505
Furniture and other office equipment	363	306
Total	8,506	6,872
Accumulated depreciation	(6,241)	(5,735)
Balance, end of period	$2,265	$1,137

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
Gross premiums written and ceded premiums, losses and commissions as of and for the three and nine month periods ended September 30, 2013 and September 30, 2012 are as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross premiums written	$32,075	$23,353	$70,990	$44,349
Ceded premiums written	2,241	1,965	10,906	4,925
Net premiums written	$29,834	$21,388	$60,084	$39,424

Ceded premiums earned	$2,574	$1,707	$10,438	$4,920
Ceded losses and loss adjustment expenses	1,246	(749)	6,232	662
Ceding commissions	548	526	1,656	1,578

Ceded unpaid losses and loss adjustment expenses	$14,695	$6,596
Prepaid reinsurance premiums	2,637	2,219
Other amounts due from reinsurers	8,351	388

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2013 and September 30, 2012 were as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Unpaid claims, beginning of period	$105,221	$77,350	$70,067	$91,643
Less: reinsurance recoverable	14,480	8,153	5,680	7,825
Net beginning unpaid claims reserves	90,741	69,197	64,387	83,818
Fair value of net loss reserves acquired from Gateway	—	—	29,857	—

Incurred related to:
Current year	11,392	6,976	32,591	18,141
Prior years	7	189	26	336
	11,399	7,165	32,617	18,477
Paid related to:
Current year	3,811	2,302	8,343	6,224
Prior years	8,978	7,082	29,167	29,093
	12,789	9,384	37,510	35,317

Net unpaid claims, end of period	89,351	66,978	89,351	66,978
Add: reinsurance recoverable	14,695	6,596	14,695	6,596
Unpaid claims, end of period	$104,046	$73,574	$104,046	$73,574
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
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the nine month periods ended September 30, 2013 and September 30, 2012 follows (all prices in Canadian dollars):

	Nine Month Periods Ended
	September 30, 2013		September 30, 2012
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	133,950	$5.76	136,109	$5.70
Granted	91,667	6.45	—	—
Exercised	—	—	(922)	3.00
Expired	—	—	(1,237)	3.00
Outstanding, end of period	225,617	$6.04	133,950	$5.76
Information about options outstanding at September 30, 2013 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 18, 2020	10,700	10,700
January 18, 2011	January 18, 2021	123,250	92,438
January 11, 2013	January 11, 2023	91,667	—
Total		225,617	103,138
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
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the three month period ended September 30, 2013, Atlas recognized $63,000 in expense compared to $28,000 in the three month period ended September 30, 2012. Stock compensation expense is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to the 2011 and 2013 grants is $457,000 as of the period ended September 30, 2013 which will be recognized over the next 27 months.
The weighted average exercise price of all the shares exercisable at September 30, 2013 is C$5.69 versus C$5.56 at December 31, 2012 and the grants have a weighted average remaining life of 8.1 years. The stock options outstanding have an intrinsic value as of the period ended September 30, 2013 of $1.0 million.
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
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas stock on the open market or through the employee stock purchase plan (see note 13) will receive a 3 to 1 matching grant of restricted stock (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of shares he or she purchases during the six-month period beginning on June 18, 2013 and ending on December 31, 2013 (the “Purchase Period”). The matching grant will be made after the end of the Purchase Period (the “Grant Date”) as soon as administratively possible. The number of shares that will be issued on the Grant Date will be determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing share price of one share of Company common stock at close of market on June 17, 2013 (the “Closing Price”). The restricted stock will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements.
Warrants - On November 1, 2010, 1,327,840 subscription receipts were issued in a private placement for ordinary voting common shares of Atlas as well as warrants to purchase 1,327,840 ordinary voting common shares of Atlas for C$6.00 per share. The subscription receipts were converted to Atlas ordinary voting shares at Atlas' formation.
During the three month period ended September 30, 2013, 66,434 warrants were exercised in exchange for common shares, leaving 1,190,409 warrants outstanding as of September 30, 2013. Subsequent to September 30, 2013, 177,276 additional warrants were exercised in exchange for common shares. The warrants will expire on December 31, 2013.
Atlas' closing stock price on September 30, 2013 on the NASDAQ was $10.24.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,000 for 2013 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2013. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $32,000 and $25,000 for the three month periods ended September 30, 2013 and 2012, respectively, and were $103,000 and $82,000 for nine month period ended September 30, 2013 and 2012, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas will also pay administrative costs related to this plan. Costs incurred related to this plan were $14,000 and $11,000 for the three month periods ended September 30, 2013 and 2012, respectively, and were $41,000 and $37,000 for nine month period ended September 30, 2013 and 2012, respectively.

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

		September 30, 2013		December 31, 2012
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	266,666,667	6,970,854	$21	2,256,924	$4
Restricted	33,333,334	1,262,471	4	3,887,471	14
Total common shares	300,000,001	8,233,325	$25	6,144,395	$18
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
During the three month period ended September 30, 2013, 66,434 warrants were exercised, which resulted in the issuance of 66,433 common shares.

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
Preferred shares are not entitled to vote. Of the total 2,000,000 preferred shares outstanding at September 30, 2013, all are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from January 1, 2013 (the issuance date of the preferred shares).
During the nine month period ended September 30, 2013, Atlas declared and paid $2.1 million in dividends earned through the preferred shares to Kingsway, the cumulative amount to which they were entitled through the end of September 30, 2013. Hendricks earned $23,000 in dividends during the three month period ended September 30, 2013, and has $67,000 accrued through September 30, 2013 which remain unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine month periods ended September 30, 2013 and September 30, 2012 (in '000s):

	Nine Month Periods Ended
	September 30, 2013	September 30, 2012
Balance, beginning of period	$3,764	$3,020
Acquired in business combination	1,233	—
Acquisition costs deferred	9,061	6,063
Amortization charged to income	7,359	4,582
Balance, end of period	$6,699	$4,501
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
At September 30, 2013 and December 31, 2012, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets (all amounts in '000s):

	September 30, 2013	December 31, 2012
Kingsway America, Inc.	$(7,819)	$43
Kingsway Amigo Insurance Company	4	1
Total	$(7,815)	$44
Amounts due to Kingsway at September 30, 2013 primarily consisted of the amount owing in conjunction with repurchase of the preferred shares in the amount of $8.0 million.

As a result of the preferred shares repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement and the restricted shares sold on October 18, 2013, according to the NAIC definition, Atlas is no longer part of the Kingsway holding company system as of the date of this report.

17. SUBSEQUENT EVENTS
The outstanding common shares were 8,410,601 as of November 4, 2013 after having issued 177,276 shares as a result of warrant exercises through November 4, 2013.
On October 18, 2013 Kingsway notified the Company that it has sold 529,608 of its restricted shares bringing its restricted share count to 732,863 or 8.7% of the outstanding common shares as of November 4, 2013.

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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or "American Country," American Service Insurance Company, Inc., or "American Service", and Gateway Insurance Company (as of January 2, 2013), or "Gateway," which we collectively refer to as our “insurance subsidiaries”. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents in 40 states plus Washington D.C., and actively generated insurance premium in 39 states during the three month period ended September 30, 2013.
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

II. CONSOLIDATED PERFORMANCE
Third Quarter 2013 Financial Performance Summary (comparisons to Third Quarter 2012 unless noted):

•	Gross premium written increased by 37.3%, which included an increase of 40.2% in our core commercial auto business

•	Premium related to core products was written in 39 states during the three month period ended September 30, 2013

•	The combined ratio improved by 3.7 percentage points to 93.9%

•	Underwriting results improved by $832,000

•	Operating income was $1.7 million for the three month period ended September 30, 2013 as compared to $877,000 for the three month period ended September 30, 2012

•	For the nine month period ended September 30, 2013, operating income was $4.0 million compared to $655,000 for the nine month period ended September 30, 2012

•	$18.0 million of preferred shares were redeemed at a discount of $1.8 million

•	Diluted earnings per common share was $0.39, including $0.21 per share impact of the preferred share buyback

•	Book value per common share on September 30, 2013 was $6.50, compared to $6.55 at December 31, 2012 and $6.45 at September 30, 2012

The following financial data is derived from Atlas’ consolidated financial statements for the three and nine month periods ended September 30, 2013 and September 30, 2012.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross premium written	$32,075	$23,353	$70,990	$44,349
Net premium earned	17,976	10,934	50,832	26,795
Losses on claims	11,399	7,165	32,617	18,477
Acquisition costs	2,863	1,813	7,359	4,582
Other underwriting expenses	2,618	1,692	8,296	4,959
Underwriting expenses related to the integration of Gateway	—	—	337	—
Net underwriting income/(loss)	1,096	264	2,223	(1,223)
Net investment income	570	613	1,728	1,878
Income (loss) from operating activities, before tax	1,666	877	3,951	655
Less: Legal/professional fees incurred related to Gateway acquisition	—	—	406	—
Realized gains and miscellaneous income	33	780	529	1,267
Net income before tax	1,699	1,657	4,074	1,922
Income tax expense	—	—	72	—
Net income	$1,699	$1,657	$4,002	$1,922

Key Financial Ratios:
Loss ratio	63.4%	65.5%	64.2%	69.0%
Acquisition cost ratio	15.9%	16.6%	14.5%	17.1%
Other underwriting expense ratio	14.6%	15.5%	17.0%	18.5%
Combined ratio	93.9%	97.6%	95.7%	104.6%
Return on equity (annualized)	10.9%	11.4%	9.2%	4.4%
Return on common equity (annualized)	12.5%	15.0%	9.7%	4.6%
Operating income/(loss) per common share	$0.18	$0.10	$0.47	$0.11
Diluted earnings/(loss) per common share	$0.39	$0.17	$0.69	$0.21
Book value per common share, basic and diluted	$6.50	$6.45	$6.50	$6.45
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
Third Quarter 2013 compared to Third Quarter 2012:
Atlas’ combined ratio for the three month period ended September 30, 2013 was 93.9%, compared to 97.6%for the three month period ended September 30, 2012.
The acquisition of Gateway combined with the planned organic expansion of our core commercial automobile lines allowed us to achieve substantial premium growth. There was an increase in gross premium written related to core commercial lines by 40.2% for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012. Excluding our Excess Taxi program which renews in the third quarter, gross premium written on core lines increased 89.7% as compared to the same quarter of 2012. The increased proportion of commercial auto policies, which historically have had more favorable overall underwriting results coupled with pricing activity were the primary drivers for loss ratio improvement in 2013. The overall loss ratio for the three month period ended September 30, 2013 improved to 63.4% compared to 65.5% in the three month period ended September 30, 2012.
Atlas generated net investment income of $570,000 for the three month period ended September 30, 2013, as well as $33,000 of realized gains. This resulted in a 2.6% annualized yield for the three month period ended September 30, 2013.
Overall, Atlas generated net income of $1.7 million for the three month period ended September 30, 2013. After taking the dilutive impact of the convertible preferred shares, warrants and stock options, diluted earnings per common share in the three month period ended September 30, 2013 was $0.18. Including the impact of the buyback discount of the preferred shares of $1.8 million or $0.21 per diluted common share, diluted earnings per common share in the three month period ended September 30, 2013 was $0.39. This compares to net income of $1.7 million or earnings of $0.17 per common share diluted in the three month period ended September 30, 2012.

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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs an independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of September 30, 2013, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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

IV. OPERATING RESULTS

Three month period ended September 30, 2013 compared to three month period ended September 30, 2012:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Nine Month Periods Ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Commercial automobile	$31,002	$22,119	40.2%	$67,286	$41,045	63.9%
Surety	1,174	1,256	(6.5)%	3,211	3,810	(15.7)%
Other	(100)	(22)	354.5%	494	(507)	(197.4)%
	$32,075	$23,353	37.3%	$70,991	$44,348	60.1%
Third Quarter 2013
For the three month period ended September 30, 2013, gross premium written was $32.1 million compared to $23.4 million in the three month period ended September 30, 2012 and $16.6 million in the three month period ended June 30, 2013, representing a 37.3% increase and 93.7% increase, respectively. In the three month period ended September 30, 2013, gross premium written from commercial automobile was $31.0 million, representing an increase of 40.2% relative to the three month period ended September 30, 2012 and a 98.2% increase relative to the three month period ended June 30, 2013.
Of the $8.7 million improvement in total gross premium written, approximately $2.8 million is attributable to the Gateway acquisition. The remaining improvement is attributable to Atlas' expansion of core lines of business in several key states, and a continuing positive response from both new and existing agents to Atlas' value proposition. The increase from the three month period ended June 30, 2013 can be attributed to seasonality of renewals in our key markets. As our book of business continues to grow and become more diversified, the impact of seasonality will be reduced.
As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 96.7% of gross premium written in the three month period ended September 30, 2013 compared to 94.7% during the three month period ended September 30, 2012 and 94.5% in the three month period ended June 30, 2013.

Year to Date September 30, 2013
For the nine month period ended September 30, 2013, gross premium written was $71.0 million compared to $44.3 million in the nine month period ended September 30, 2012, representing a 60.1% increase. Gross premium written from from commercial automobile was $67.3 million, an increase of 63.9% compared to the nine month period ended September 30, 2012. Of the $26.6 million increase in total gross premium written, approximately $10.1 million is attributable to Gateway.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the National Association of Insurance Commissioners (NAIC). Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.

Geographic Concentration
Gross premium written by state (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
New York	$14,638	45.6%	$12,991	55.6%	$19,084	26.9%	$15,324	34.6%
Louisiana	2,863	8.9%	2,436	10.4%	4,472	6.3%	2,739	6.2%
Michigan	1,967	6.1%	1,561	6.7%	6,079	8.6%	5,285	11.9%
Illinois	1,962	6.1%	1,538	6.6%	9,939	14.0%	8,551	19.3%
California	1,249	3.9%	—	—%	2,834	4.0%	—	—%
Minnesota	1,149	3.6%	566	2.4%	3,410	4.8%	2,160	4.9%
Wisconsin	1,029	3.2%	548	2.3%	1,866	2.6%	842	1.9%
Texas	992	3.1%	308	1.3%	2,957	4.2%	1,164	2.6%
Virginia	750	2.3%	482	2.1%	1,822	2.6%	1,143	2.6%
Missouri	749	2.3%	449	1.9%	1,759	2.5%	959	2.2%
Other	4,727	14.9%	2,474	10.7%	16,768	23.5%	6,182	13.8%
Total	$32,075	100.0%	$23,353	100.0%	$70,990	100.0%	$44,349	100.0%
Third Quarter 2013
New York had the most gross premium written during the three month period ended September 30, 2013, with 45.6% of Atlas’ gross premium written. 70.7% came from the five states currently producing the most premium volume, as compared to 81.8% in the three month period ended September 30, 2012. This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended September 30, 2012, we experienced growth in gross premium written in 39 states in the three month period ended September 30, 2013. Of those 39 states, we experienced quarter over quarter growth of greater than 100% in 26. This includes the impact from the Gateway acquisition as well as organic expansion.
Altogether, we had written premium in 39 states in the three month period ended September 30, 2013 compared to 30 in the three month period ended September 30, 2012 and 39 in the three month period ended June 30, 2013.
Year to Date September 30, 2013
Atlas saw similar geographic diversification in the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. 60.6% of our premium volume came from the top five states in 2013, compared to 76.8% in 2012.
We had written premium in 39 states in the nine month period ended September 30, 2013 compared to 31 states in the nine month period ended September 30, 2012.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased 14.0% to $2.2 million for the three month period ended September 30, 2013 compared with $2.0 million for the three month period ended September 30, 2012 and increased 41.2% compared to $1.6 million for the three month period ended June 30, 2013.
In the nine month period ended September 30, 2013, ceded premium written increased 121.4% to $10.9 million compared to the nine month period ended September 30, 2012 primarily due to the workers' compensation reinsurance agreement entered into as a result of the Gateway acquisition.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 39.5% to $29.8 million for the three month period ended September 30, 2013 compared with $21.4 million for the three month period ended September 30, 2012 and increased 99.2% compared to the three month period ended June 30, 2013. As a percentage of the insurance subsidiaries’ overall book of business, virtually 100% of net premium written related to commercial auto.
In the nine month period ended September 30, 2013, net premium written increased 52.4% to $60.1 million from $39.4 million in the nine month period ended September 30, 2012. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.

Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $18.0 million in the three month period ended September 30, 2013, a 64.4% increase compared with $10.9 million in the three month period ended September 30, 2012 and a 5.9% increase relative to the three month period ended June 30, 2013.
Net premiums earned related to core commercial lines increased by 71.0% in the three month period ended September 30, 2013 versus the three month period ended September 30, 2012 and 6.5% against the three month period ended June 30, 2013. Without the excess taxi program which began in the third quarter 2012, net premiums earned related to core commercial lines increased by 70.5% versus the three month period ended September 30, 2012 and 8.0% against the three month period ended June 30, 2013. As we wound down our personal lines business at the end of 2011, virtually 100% of all 2013 earned premiums now relates to our core lines, compared to 96.1% in the three month period ended September 30, 2012.
In the nine month period ended September 30, 2013, net premium earned increased 89.7% to $50.8 million from $26.8 million in the nine month period ended September 30, 2012, driven by the recognition of $9.5 million in premium related to the excess taxi program in 2013 and growth resulting from Gateway as well as the planned organic expansion of the commercial automobile line of business.
Claims Incurred
The loss ratio relating to the net claims incurred in the three month period ended September 30, 2013 was 63.4% compared to 64.6% in the three month period ended June 30, 2013 and 65.5% in the three month period ended September 30, 2012. In the nine month period ended September 30, 2013, the loss ratio was 64.2%, compared to 69.0% for the nine month period ended September 30, 2012.
The increased proportion of commercial auto business in the past year, which historically has had more favorable overall underwriting results, coupled with price and underwriting initiatives, are the primary drivers for loss ratio improvement in 2013. We believe that our extensive experience and expertise specific to underwriting and claims management in commercial lines will allow continued loss ratio improvement in the remainder of 2013. The Company is committed to retaining this claim handling expertise as a core competency as the volume of business increases. The addition of Gateway had no significant impact to the consolidated loss ratio in the three month period ended September 30, 2013.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $2.9 million in the three month period ended September 30, 2013 or 15.9% of net premium earned, as compared to 16.6% in the three month period ended September 30, 2012 and 13.1% in the three month period ended June 30, 2013. For the nine month period ended September 30, 2013, acquisition costs were $7.4 million, or 14.5% of net premium earned, as compared to 17.1% for the nine month period ended September 30, 2012.
The favorable trend in acquisition costs is primarily the result of the shift away from non-standard automobile lines of business which carry higher commission rates. During the three month period ended September 30, 2012, we still had substantial earned premium related to non-standard automobile lines of business.
Other Underwriting Expenses
The other underwriting expense ratio was 14.6% in the three month period ended September 30, 2013 compared to 15.5% in the three month period ended September 30, 2012 and 17.3% for the three month period ended June 30, 2013. For the nine month period ended September 30, 2013, the ratio was 17.0% compared to 18.5% in the nine month period ended September 30, 2012.
For the nine month period ended September 30, 2013, we incurred $345,000 of severance costs related to former Gateway employees who were severed from Atlas during 2013. This had an effect of approximately 0.7%. on the underwriting expense ratio on a year-to-date basis.
The other underwriting expense ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.

Net Investment Income
Investment Results (in '000s)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Average securities at cost	143,374	$120,734	129,147	$123,245
Interest income after expenses	570	613	1,728	1,878
Percent earned on average investments (annualized)	1.6%	2.0%	1.8%	2.0%
Net realized gains	$33	$779	$521	$1,098
Total investment income	603	1,392	2,249	2,976
Total realized yield (annualized)	1.7%	4.6%	2.3%	3.2%
Investment income (excluding net realized gains) decreased by 6.9% to $570,000 in the three month period ended September 30, 2013, compared to $613,000 in the three month period ended September 30, 2012. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets (including net realized gains of $33,000) in the three month period ended September 30, 2013 declined to 1.7% compared to the three month period ended September 30, 2012 and decreased against the yield of 2.6% in the three month period ended June 30, 2013 as a result of minimal gains realized in the three month period ended September 30, 2013 versus the three month period ended June 30, 2013 and the impact of interest expenses related to the balance on the note payable for the buyback of the preferred shares. The portfolio acquired from Gateway was similar in nature to ours.
On a year to date basis, investment income decreased by 8.0% to $1.7 million in the nine month period ended September 30, 2013 compared to $1.9 million in the nine month period ended September 30, 2012, resulting in a lower yield of 2.3% year-to-date, compared to 3.2% in the nine month period ended September 30, 2012.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the three month periods ended September 30, 2013 and 2012 as well as the nine month periods ended September 30, 2013 and 2012 are summarized in the table below. 2013 combined ratio improvement is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, 'Other Underwriting Expenses' and 'Net Premium Earned' sections above.
Combined Ratios (in '000s)

Three Month Periods Ended	September 30, 2013	June 30, 2013	September 30, 2012
Net premium earned	$17,976	$16,968	$10,934
Underwriting expenses [1]	16,879	16,140	10,670
Combined ratio	93.9%	95.0%	97.6%
Combined Ratios (in '000s)

Nine Month Periods Ended	September 30, 2013	September 30, 2012
Net premium earned	$50,832	$26,795
Underwriting expenses [1]	48,609	28,018
Combined ratio	95.7%	104.6%
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
Atlas' operating income for the three month period ended September 30, 2013 was $1.7 million compared to operating income of $877,000 in the three month period ended September 30, 2012. In both of these periods, substantially all the difference between net income and operating income was gain realized on the sale of investments.
For the nine month period ended September 30, 2013, we generated operating income of $4.0 million compared to operating income of $655,000 in the nine month period ended September 30, 2012. Operating income in the nine month period ended

September 30, 2013 was favorable to net income primarily due to the exclusion of certain expenses related to the acquisition of Gateway.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended September 30, 2013 were $33,000 compared to $779,000 in the three month period ended September 30, 2012 and $395,000 in the three month period ended June 30, 2013. The difference is the result of management's decision to sell certain equity securities in the second quarter of 2013 to take advantage of favorable market conditions.
For the nine month period ended September 30, 2013, realized investment gains were $521,000 versus $1.1 million for the nine month period ended September 30, 2012.
At September 30, 2013, Atlas had $226,000 of unrealized gains as a result of the impact of the slight decrease in interest rates on the market value of some of the securities we own. The duration of Atlas' portfolio is well matched to our liquidity needs and the Company expects to hold these assets until maturity. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
Miscellaneous Income (Loss)
Atlas recorded miscellaneous income in the three month period ended September 30, 2013 of $0 compared to $1,000 for the three month period ended September 30, 2012.
For the nine month period ended September 30, 2013, miscellaneous income was $8,000 compared to $169,000 in the nine month period ended September 30, 2012. Miscellaneous income prior to June 30, 2012 was primarily comprised of rental income from our corporate headquarters in Elk Grove Village, Illinois, which was subsequently sold.
Income/Loss before Income Taxes
Including net realized investment gains of $33,000, $779,000 and $395,000 for the three month period ended September 30, 2013, the three month period ended September 30, 2012 and the three month period ended June 30, 2013, respectively, Atlas generated pre-tax income of $1.7 million in the three month period ended September 30, 2013, compared to pre-tax income of $1.7 million in the three month period ended September 30, 2012 and $1.7 million of income in the three month period ended June 30, 2013.
For the nine month period ended September 30, 2013, Atlas generated pre-tax income of $4.1 million compared to income of $1.9 million in the nine month period ended September 30, 2012.
Income Tax Expense
Atlas recognized tax expense of $0 in the three month period ended September 30, 2013 and no tax expense in the three month period ended September 30, 2012. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three and nine month periods ended September 30, 2013 and 2012:
Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income tax benefit at statutory rate	$578	34.0%	$563	34.0%	$1,385	34.0%	$653	34.0%
Valuation allowance	(1,165)	(68.6)%	(566)	(34.2)%	(2,096)	(51.4)%	(658)	(34.2)%
Nondeductible expenses	9	0.5%	5	0.3%	159	3.9%	10	0.5%
Other	578	34.1%	(2)	(0.1)%	624	15.3%	(5)	(0.3)%
Total	$—	—%	$—	—%	$72	1.8%	$—	—%
Net Income and Earnings/Loss per Common Share
Atlas had net income of $1.7 million during the three month period ended September 30, 2013 versus $1.7 million during the three month period ended September 30, 2012 and income of $1.7 million for the three month period ended June 30, 2013. After taking the impact of the liquidation preference of the preferred shares (2012 only) as well as the $1.8 million discount on the redemption of the preferred shares (2013 only) into consideration, diluted earnings per common share in the three month period ended September 30, 2013 was $0.39 versus $0.17 in the three month period ended September 30, 2012 and diluted earnings per common share of $0.16 in the three month period ended June 30, 2013.
For the three month period ended September 30, 2013, there were 8,217,692 weighted average common shares outstanding used to compute basic earnings per share and 9,057,446 used for diluted earnings per share. For the three month period ended September

30, 2012, there were 6,144,384 weighted average common shares outstanding used to compute basic earnings per share and 8,435,301 for diluted earnings per share.
In the nine month period ended September 30, 2013, Atlas had net income of $4.0 million, resulting in diluted earnings per common share of $0.49. Including the impact of the discount on the redemption of preferred shares of $1.8 million, diluted earnings per common share was $0.69. In the nine month period ended September 30, 2012, Atlas earned $1.9 million for diluted earnings per common share of $0.21, after the impact of the preferred shares.
For the nine month period ended September 30, 2013, there were 7,802,253 weighted average common shares outstanding used to compute basic earnings per share and 8,467,438 for diluted earnings per share. For the nine month period ended September 30, 2012, there were 6,146,179 weighted average common shares outstanding used to compute basic earnings per share and 6,150,585 for diluted earnings per share.
The following chart illustrates Atlas’ potential dilutive common shares:

	Ordinary voting common shares	Restricted voting common shares	Warrants	Stock options outstanding	Convertible preferred shares	Total
Potential common shares at September 30, 2013	6,970,854	1,262,471	1,190,409	225,617	254,000	9,903,351
Dilutive common shares, three month period ended September 30, 2013	6,955,221	1,262,471	493,176	92,578	254,000	9,057,446

Net income attributable to Atlas (in '000s)[1]						$3,499
Dilutive earnings per common share						$0.39
1 - for purposes of computing diluted EPS, dividends accrued on preferred shares during the three month period ended September 30, 2013 were not included (See note 4)
Book Value per Ordinary Share
Book value per ordinary share was as follows:

(in '000s, except for shares and per share data)	September 30, 2013	December 31, 2012
Shareholders' Equity	$55,575	$59,864
Preferred stock in equity	2,000	18,000
Accumulated dividends on preferred stock	68	1,620
Common equity	$53,507	$40,244
Shares outstanding	8,233,325	6,144,395
Book value per common share outstanding	$6.50	$6.55

Year-to-date in 2013, book value changed relative to December 31, 2012 as follows: a reduction of $0.37 related to dilution from our U.S. IPO, a reduction of $0.04 from legal and professional fees related to our acquisition of Gateway, an increase of $0.47 from net income attributable to common shareholders, and a decrease of $0.32 related to the change in unrealized gains and losses. Additionally, the impact on book value per common share related to the preferred share redemption, which was completed on August 1, 2013, is an increase of $0.22 per common share outstanding. Other share based impact for warrant exercises and share based compensation negatively impacted book value by $0.01 per share on a year-to-date basis.

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
Portfolio Composition
Atlas held securities with a fair value of $131.4 million as of September 30, 2013, which was primarily comprised of fixed income securities. This amount includes securities acquired from Gateway. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

September 30, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$51,919	$358	$1,053	$51,224
	- Corporate	44,070	496	697	43,869
	- Commercial mortgage backed	23,165	69	457	22,777
	- Other asset backed	11,857	55	16	11,896
Total Fixed Income		131,011	978	2,223	129,766
Equities		569	—	136	433
Totals		$131,580	$978	$2,359	$130,199

December 31, 2012		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	- Government	$34,993	$879	$9	$35,863
	- Corporate	35,922	1,253	16	37,159
	- Commercial mortgage backed	20,387	433	7	20,813
	- Other asset backed	4,121	123	—	4,244
Total Fixed Income		$95,423	$2,688	$32	$98,079
Equities		1,563	8	—	1,571
Totals		$96,986	$2,696	$32	$99,650
Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2013 are provided in the table below.

September 30, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$51,919	$358	$1,053	$51,224
	Corporate
	Banking/Financial Services	16,273	232	231	16,274
	Consumer Goods	4,906	26	61	4,871
	Capital Goods	10,986	164	174	10,976
	Energy	3,933	—	123	3,810
	Telecommunications/Utilities	5,499	73	35	5,537
	Health Care	2,473	1	73	2,401
	Total Corporate	44,070	496	697	43,869
	Commercial mortgage backed	23,165	69	457	22,777
	Other asset backed	11,857	55	16	11,896
Total Fixed Income		$131,011	$978	$2,223	$129,766
Equities		569	—	136	433
Totals		$131,580	$978	$2,359	$130,199
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Due in less than one year	$5,742	4.4%	$9,513	9.7%
Due in one through five years	43,202	33.3%	23,124	23.6%
Due after five through ten years	28,320	21.8%	20,524	20.9%
Due after ten years	52,502	40.5%	44,918	45.8%
Total	$129,766	100.0%	$98,079	100.0%
As of the period ended September 30, 2013, 37.7% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.9 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 89.0% rated ‘A’ or better as of the period ended September 30, 2013 compared to 88.1% as of the year ended December 31, 2012.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$78,839	61.1%	$58,765	60.1%
AA/Aa	13,213	10.1%	7,569	7.7%
A/A	23,039	17.8%	19,894	20.3%
BBB/Baa	14,154	11.0%	11,617	11.9%
Total Securities	$129,245	100.0%	$97,845	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the nine month period ended September 30, 2013 or the nine month period ended September 30, 2012.
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
At September 30, 2013, a portion of Atlas' portfolio was in an unrealized loss position. This was primarily driven by a rise in the 5-year US Treasury interest rate during the second quarter. All securities in an unrealized loss position as of September 30, 2013 and December 31, 2012 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position is $106.2 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the period ended September 30, 2013, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $133,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $70,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $4.2 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $23.0 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the period ended September 30, 2013 as compared to $6.0 million as of the year ended December 31, 2012. The increase in the recoverable amount relates to the Gateway acquisition.
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
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of	September 30, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$5,007	$3,144
Loss carry-forwards	15,347	16,128
Bad debts	332	164
Other	1,014	907
Valuation Allowance	(10,153)	(11,242)
Total gross deferred tax assets	$11,547	$9,101

Deferred tax liabilities:
Investment securities	$584	$910
Deferred policy acquisition costs	2,278	1,280
Other	74	306
Total gross deferred tax liabilities	2,936	2,496
Net deferred tax assets	$8,611	$6,605
Atlas established a valuation allowance of approximately $10.2 million and $11.2 million for its gross future deferred tax assets as of the period ended September 30, 2013 and as of the year ended December 31, 2012, respectively.
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
Atlas has the following total net operating loss carry-forwards as of the period ended September 30, 2013:

Net operating loss carry-forward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$12,039
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	817
Total		$45,138
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the period ended September 30, 2013 and as of the year ended December 31, 2012. The provision for unpaid claims increased by 48.5% to $104.0 million as of the period ended September 30, 2013 compared to $70.1 million as of the year ended December 31, 2012. During the nine month period ended September 30, 2013, case reserves increased by 43.4% compared to December 31, 2012, and IBNR reserves increased by 66.0%.
The majority of the increase in unpaid claims can be attributed to claims acquired from Gateway at the beginning of 2013. Gateway's unpaid claims balance at the time of acquisition was $36.2 million.
Provision for unpaid claims by type - gross (in '000s)

As of	September 30, 2013	December 31, 2012	YTD% Change
Case reserves	$77,911	$54,321	43.4%
IBNR	26,135	15,746	66.0%
Total	$104,046	$70,067	48.5%
Provision for unpaid claims by line of business – gross (in '000s)

As of	September 30, 2013	December 31, 2012	YTD% Change
Non-standard auto	$21,283	$10,539	101.9%
Commercial auto	69,814	54,126	29.0%
Other	12,949	5,402	139.7%
Total	$104,046	$70,067	48.5%
Provision for unpaid claims by line of business - net of reinsurance recoverables (in '000s)

As of	September 30, 2013	December 31, 2012	YTD% Change
Non-standard Auto	$12,290	$8,227	49.4%
Commercial Auto	67,591	52,538	28.7%
Other	9,470	3,622	161.5%
Total	$89,351	$64,387	38.8%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2013 and September 30, 2012 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Unpaid claims, beginning of period	$105,221	$77,350	$70,067	$91,643
Less: reinsurance recoverable	14,480	8,153	5,680	7,825
Net beginning unpaid claims reserves	90,741	69,197	64,387	83,818
Fair value of net loss reserves acquired from Gateway			29,857	—

Incurred related to:
Current year	11,392	6,976	32,591	18,141
Prior years	7,000	189	26	336
	11,399	7,165	32,617	18,477
Paid related to:
Current year	3,811	2,302	8,343	6,224
Prior years	8,978	7,082	29,167	29,093
	12,789	9,384	37,510	35,317

Net unpaid claims, end of period	89,351	66,978	89,351	66,978
Add: reinsurance recoverable	14,695	6,596	14,695	6,596
Unpaid claims, end of period	$104,046	$73,574	$104,046	$73,574
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
Restructuring
We incurred $337,000 in one-time employee termination costs during the nine month period ended September 30, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. $337,000 represents the entirety of the expected expense related to this plan. We expect the impact of the restructuring on future results of operations, liquidity and sources and uses of capital resources to be favorable.
Off-balance sheet arrangements
As of September 30, 2013, Atlas has the following cash obligations related to its operating leases.
Operating Lease Commitments (in '000s)

Year	2013	2014	2015	2016	2017 & Beyond	Total
Amount	$280	$1,019	$1,029	$770	$281	$3,379
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the nine month periods ended September 30, 2013 and September 30, 2012:

Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					4,002		4,002
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Warrants exercised		1		781			782
Other comprehensive loss						(2,664)	(2,664)
Share-based compensation				184			184
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Preferred dividends declared and paid				(2,149)			(2,149)
Balance September 30, 2013	$2,000	$21	$4	$163,134	$(108,673)	$(911)	$55,575

Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					1,922		1,922
Other comprehensive income						840	840
Share-based compensation				84			84
Stock options exercised				3			3
Balance September 30, 2012	$18,000	$4	$14	$152,739	$(113,919)	$2,265	$59,103
As of November 4, 2013, there were 7,677,738 ordinary voting shares outstanding and 732,863 restricted voting shares outstanding, and 2,000,000 preferred shares issued and outstanding.
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
Preferred shares are not entitled to vote. Of the total 2,000,000 preferred shares outstanding as of the three month period ended September 30, 2013, all are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from January 1, 2013 (the issuance date of the preferred shares).
Through September 30, 2013, Atlas has paid $2.1 million in dividends to Kingsway, the cumulative amount to which they were entitled. Hendricks accrued $68,000 in dividends during the nine month period ended September 30, 2013, all of which are unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.

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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at September 30, 2013, other than the amounts due under the preferred share redemption, Atlas did not have any other outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures, other than the disclosed repurchase of the preferred shares pursuant to the Share Repurchase Agreement, which occurred on August 1, 2013.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

Nine Month Periods Ended	September 30, 2013	September 30, 2012
Cash Used by Operating Activities	$(8,810)	$(19,344)
Cash Provided by Financing Activities	106	3
Cash Provided/(Used) by Investing Activities	(2,523)	8,243
Net increase/(decrease) in cash	$(11,227)	$(11,098)
Cash used in operations during the nine month period ended September 30, 2013 was favorable relative to the nine month period ended September 30, 2012 primarily due to an increase in net income and a large increase in receivables at June 30, 2012. Cash provided by investing activities during the nine month period ended September 30, 2013 was lower relative to the nine month period ended September 30, 2012 primarily as a result of the sale of the Elk Grove headquarters building, which had a greater impact than the cash acquired from Gateway. Cash provided by financing activities in 2013 relates to our initial public offering in the United States.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended September 30, 2013, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ended September 30, 2013, Atlas issued 66,434 common shares pursuant to the exercise of warrants for aggregate cash consideration of $781,000.  These common shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, and Regulation S promulgated under the Securities Act.  In light of the manner of the sale and information obtained by the Atlas from the investors in connection with these transactions, Atlas believes it may rely on these exemptions.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

10.1	Share Sale Agreement between Atlas Financial Holdings, Inc. and Kingsway America, Inc. dated August 1, 2013 (incorporated by reference from Atlas’ current report on Form 8-K filed August 1, 2013)
10.2	Amendment to Director Compensation and Stock Ownership Guidelines (incorporated by reference from Atlas’ registration statement on Form S-1, filed September 19, 2013 (No. 333-191263)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2013	Atlas Financial Holdings, Inc.
(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer