Form 10-K
period 2013-12-31
Atlas Financial Holdings, Inc.
filed 2014-03-10
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2013	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.003 par value per share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¬ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ¬ No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ¬
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ¬                            Accelerated Filer        ¬
Non-Accelerated Filer ¬                            Smaller Reporting Company    ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ¬   No  ☑

There were 9,424,734 shares of the Registrant's common stock outstanding as of March 6, 2014, of which 9,291,871 are ordinary common shares and 132,863 are restricted shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $43.0 million (based upon the closing sale price of the Registrant’s common shares on June 28, 2013).

For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2013

PART I

Item 1. BUSINESS

Overview

Atlas Financial Holdings, Inc. ("Atlas" or "We" or "the Company") is a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries, American Country Insurance Company, or American Country, American Service Insurance Company, Inc., or American Service, and Gateway Insurance Company, or Gateway, which collectively we refer to as our “insurance subsidiaries”. This insurance sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders.

We were originally formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service and American Country, in exchange for the consideration set out below, were transferred to us by Kingsway America Inc. ("KAI"), a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI") a Canadian public company whose shares are traded on the Toronto and New York Stock Exchanges. Prior to the transaction, each of American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. With roots dating back to 1925 selling insurance for taxi cabs, American Country is one of the oldest insurers of taxi and livery businesses in the United States. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.

In connection with the acquisition of American Service and American Country, we streamlined the operations of the insurance subsidiaries to focus on the “light” commercial automobile lines of business we believe will produce favorable underwriting results. During 2011 and 2012, we disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Since disposing of these non-core assets and lines of business, our sole focus has been the underwriting of specialty commercial insurance for users of "light" vehicles in the United States. On January 2, 2013, Atlas acquired its third insurance subsidiary, Gateway, as detailed further on the following pages.

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

(b)	American Insurance Acquisition Inc., or American Acquisition, a corporation formed under the laws of Delaware as a wholly owned subsidiary of KAI; and

(c)	Atlas Acquisition Corp., a Delaware corporation wholly-owned by JJR VI and formed for the purpose of merging with and into American Acquisition.

Prior to the transaction, each of American Service and American Country were wholly owned subsidiaries of KAI. In connection with the reverse merger transaction, KAI transferred 100% of the capital stock of each of American Service and American Country to American Acquisition (another wholly owed subsidiary of KAI) in exchange for C$35.1 million of common and $18.0 million of preferred shares of American Acquisition and promissory notes worth C$7.7 million, aggregating C$60.8 million. In addition, American Acquisition raised C$8.0 million through a private placement offering of subscription receipts to qualified investors in both the United States and Canada at a price of C$6.00 per subscription receipt.

KAI received 4,601,621 restricted voting common shares of our company, which we refer to as “restricted voting shares”, then valued at $27.8 million, along with 18,000,000 non-voting preferred shares of our company, then valued at $18.0 million, and C$8.0 million cash for total consideration of C$60.8 million in exchange for 100% of the outstanding shares of American Acquisition and full payment of certain promissory notes. Investors in the American Acquisition private placement offering of subscription receipts received 1,327,834 of our ordinary shares, which we refer to as “ordinary shares”, plus warrants to purchase one ordinary share of our company for each subscription receipt at C$6.00 at any time until December 31, 2013. Every 10 common shares of JJR VI held by the shareholders of JJR VI immediately prior to the reverse merger were, upon consummation of the merger, consolidated into one ordinary share of JJR VI. Upon re-domestication in the Cayman Islands, these consolidated shares were then exchanged on a one-for-one basis for our ordinary shares.

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

On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. Since that time, Atlas' shares have traded on the NASDAQ under the symbol "AFH."

On June 5, 2013, Atlas delisted from the Toronto Stock Exchange.

The principal purposes of the initial offering in the United States were to create a public market in the United States for Atlas' ordinary shares and thereby enable future access to the public equity markets in the United States by Atlas and its shareholders, and to obtain additional capital. The net proceeds from the offering were used to repurchase preferred shares, which accrued dividends on a cumulative basis at a rate of $0.045 per share per year (4.5%) and were convertible into 2,286,000 common shares at the option of the holder after December 31, 2015. As originally announced on August 1, 2013, Atlas redeemed $18 million of outstanding preferred shares for $16.2 million.
Substantially all of our new premiums written are in “light” commercial automobile lines of business. In the year ended December 31, 2013, gross premium written from commercial automobile was $88.6 million, representing a 75.2% increase relative to the year ended December 31, 2012. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 95.2% of gross premium written in the year ended December 31, 2013 compared to 91.8% during the year ended December 31, 2012.

We are committed to the “light” commercial automobile and related lines of business. With the completion of the acquisition of Gateway, we increased the footprint of our current market focus to 40 states and the District of Columbia through the addition of California, Hawaii, Montana, Nebraska, North Dakota, South Dakota, Washington and West Virginia. Together, our insurance subsidiaries are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States. Collectively, our insurance subsidiaries actively wrote commercial automobile insurance in more states during 2013 than in any prior year.

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

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by A.M. Best. Data published by A.M. Best estimates the total market for commercial automobile liability insurance to be approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess capacity and price competition followed by periods of reduced underwriting capacity and higher premium rates.

We believe that there is a positive correlation between the economy and commercial automobile insurance in general. However, operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle.

Acquisition of Gateway Insurance Company

On January 2, 2013 we acquired Camelot Services, Inc., or Camelot Services, a privately owned insurance holding company, and its sole subsidiary, Gateway, from Hendricks Holding Company, Inc., or Hendricks, an unaffiliated third party. This transaction was contractually deemed effective as of January 1, 2013. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

Gateway is a St. Louis, Missouri-based insurance company that was writing approximately $10.0 million of annual taxi and limousine net written premium in states deemed as favorable by Atlas at the time of our acquisition. Gateway is an admitted carrier in 46 states plus the District of Columbia. Atlas' acquisition of Gateway expanded our distribution channel for core commercial automobile lines to a total of 40 states and the District of Columbia, including California, Hawaii, Montana, Nebraska, North Dakota, South Dakota, Washington and West Virginia.

Under the terms of the stock purchase agreement, the purchase price equaled the adjusted book value of Camelot Services at December 31, 2012, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2012. Additional consideration, principally in the form of preferred shares, may be paid to the seller, or returned to us by the seller, depending upon, among other things, the future development of Gateway’s actual loss reserves for certain lines of business and the utilization of certain deferred tax assets over time. Gateway also wrote contractor's workers’ compensation insurance, which we ceased writing as part of the transaction. An indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway’s workers’ compensation business was ceded to a third party captive reinsurer funded by the seller as part of the transaction.

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

Competitive Strengths

Our value proposition is driven by our competitive strengths, which include the following:

Focus on niche commercial insurance business. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and operating scale. We develop and deliver superior specialty commercial automobile insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit for our insurance subsidiaries. We have experienced a favorable trend in loss ratios in 2013 attributable to the increased composition of commercial automobile written premium as a percentage of our insurance subsidiaries' total written premium coupled with our ability to increase pricing.
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
Strong market presence with recognized brands and long-standing distribution relationships. American Country, American Service and Gateway have a long heritage as insurers of taxi, livery and para-transit businesses. All of our insurance subsidiaries have strong brand recognition and long-standing distribution relationships in target markets. Through regular interaction with our retail producers, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to attractive markets at the right time. Our insurance subsidiaries are currently licensed in more states than those in which we have currently elected to do business and we routinely re-evaluate other markets to assess future potential opportunities.

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

Scalable operations positioned for growth. Significant progress has also been made in aligning our cost base to our expected revenue going forward. The core functions of our insurance subsidiaries were integrated into a common operating platform. We believe that our insurance subsidiaries are well-positioned to begin returning to the volume of premium they wrote in the recent past with better than industry level profitability from the efficient operating infrastructure established subsequent to Atlas' acquisition of the companies.

Experienced management team. We have a talented and experienced management team who have decades of experience in the property and casualty insurance industry. Our senior management team has worked in the property and casualty industry for an average of 23 years and with the insurance subsidiaries, directly or indirectly, for an average of 12 years.

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

We seek to achieve our vision and mission through the design, sophisticated pricing and efficient delivery of specialty transportation insurance products. Through constant interaction with our retail producers, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to attractive markets at the right time. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. We focus on our key strengths and seek to expand our geographic footprint and products only to the extent these activities support our vision and mission. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and increasing scale.

Outlook
Over the past three years, through infrastructure re-organization, dispositions and by placing certain lines of business into run-off, the insurance subsidiaries have streamlined operations to focus on the lines of business we believe will produce favorable underwriting results. Significant progress has also been made in aligning the cost base to our expected revenue stream going forward. The core functions of the insurance subsidiaries were integrated into a common, best practice based, operating platform. Management believes that our insurance subsidiaries are well-positioned to return to the volume of premium they wrote in the recent past with better than industry level profitability. Our insurance subsidiaries have a long heritage with respect to their continuing lines of business and will benefit from the efficient operating infrastructure currently in place. Through its insurance subsidiaries, Atlas actively wrote business in 40 states and the District of Columbia during 2013, representing more states than in any prior year, utilizing our well developed underwriting and claim methodology.
We believe that the most significant opportunities going forward are: (i) continued re-energizing of distribution channels with the objective of recapturing business generated prior to 2009, (ii) building business in previously untapped geographic markets to the extent that they meet our specific criteria where our insurance subsidiaries are licensed, but not recently active, and (iii) opportunistically acquiring books of business or similar insurance companies, provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions becoming or remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the insurance subsidiaries not successfully maintaining their recently improved ratings from A.M. Best.
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

We intend to continue to grow profitably by undertaking the following:

Re-establish legacy distribution relationships. We continue to build upon relationships with independent agents that have been our insurance subsidiaries’ distribution partners in the past. We seek to develop and maintain strategic distribution relationships with a relatively small number of independent agents with substantial market presence in each state in which we currently operate. We expect to continue to increase the distribution of our core products in the states where we are actively writing insurance and re-capture insurance premium historically written by the insurance subsidiaries.

Expand our market presence. We are committed to continuing to diversify by leveraging our experience, historical data and market research to expand our business in previously untapped markets to the extent incremental markets meet our criteria. Utilizing our established brands and market relationships, we have made significant inroads in new states where we had no active business in recent years. We will continue to expand into additional states or product lines where we are licensed, but not currently active, to the extent that our market expansion criteria is met in a given state.

Acquire complementary books of business and insurance companies. We plan to opportunistically pursue acquisitions of complementary books of business and insurance companies provided market conditions support this activity. We will evaluate each acquisition opportunity based on its expected economic contribution to our results and support of our market expansion initiatives. Our recent acquisition of Gateway is consistent with this aspect of our strategy.

Geographic Markets

Currently, we distribute insurance only in the United States. Through our insurance subsidiaries, we are licensed to write P&C insurance in 49 states plus the District of Columbia in the United States. The following table reflects, in percentages, the principal geographic distribution of gross premiums written for the year ended December 31, 2013. No other jurisdiction accounted for more than 5%.

Distribution of Gross Premium Written by Jurisdiction
New York	22.1%
Illinois	12.1%
Michigan	9.0%
Texas	8.1%
Louisiana	5.9%
Minnesota	5.0%
The diagram below outlines the states where we are focused on actively writing new insurance policies and where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment are favorable (states darkened in the below diagram). With the completion of the acquisition of Gateway, we increased the footprint of our current market focus to 40 states and the District of Columbia through the addition of California, Hawaii, Montana, Nebraska, North Dakota, South Dakota, Washington and West Virginia. The diagram below also reflects the 2013 addition of Maine to the states where we are actively writing new insurance policies.

Gateway historically issued commercial automobile insurance policies in the state of Florida. We do not plan to actively write insurance for new policyholders in Florida through our insurance subsidiaries and followed the required regulatory procedures to withdraw from that state in 2013.

AK
WA
MT
ND
MN
ME
NH
VT
OR
ID
WY
SD
WI
MI
NY
MA
RI
CT
CA
NV
UT
CO
NE
IA
IL
IN
OH
PA
NJ
DE
MD
DC
WV
VA
KY
KS
MO
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
LA
TX
FL
HI

Agency Relationships
Independent agents are recruited by us directly and through marketing efforts targeting the specialty niche upon which we focus. Interested agents are evaluated based on their experience, expertise and ethical dealing. Typically, our company enters into distribution relationships with one out of every ten agents seeking an agency contract. We are generally interested in acting as one of a relatively small number of insurance partners with whom our independent agents place business and are also careful not to oversaturate the distribution channel in any given geographic market. This helps to ensure that we are able to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model. Agents receive commission as a percentage of premiums (generally 10% to 12.5%) as their primary compensation from us. Larger agents may also be eligible for profit sharing based on the growth and underwriting profitability related to their book of business with us. The quality of business presented and written by each independent agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented by their customers (as applicable) and overall underwriting profitability of the agent’s book of business. While we rely on our independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with our insurance subsidiaries for a number of years. Gateway also historically distributed its taxi and limousine products through independent agents. Their distribution channel and independent agent relationships were complementary to ours at the time of acquisition and were reviewed and integrated into Atlas' overall distribution channel in 2013.
Seasonality
Our P&C insurance business is seasonal in nature. Our ability to generate written premium is also impacted by the timing of policy effective periods in the states in which we operate while our net premiums earned generally follow a relatively smooth trend from quarter to quarter. Also, our gross premiums written are impacted by certain common renewal dates in larger metropolitan markets for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which had a renewal date in the third quarter 2013. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely.

Competition
The insurance industry is price competitive in all markets in which the insurance subsidiaries operate. Our company strives to employ disciplined underwriting practices with the objective of rejecting under priced risks. A recent survey by A.M Best estimates the total market for commercial automobile liability insurance to be approximately $24 billion. We believe our company requires only 1% share of this market to achieve our business plan. We believe our current market share of the overall commercial auto universe in the U.S. as of December 31, 2013 is approximately 0.3%.
Our company competes on a number of factors such as distribution strength, pricing, agency relationships, policy support, claim service, and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of underwriting and claims professionals who are more familiar with issues common in specialty commercial automobile lines, and provides the customer better service.
Our competitors generally fall into two categories. The first is made up of large generalist insurers who often sell their products to our niche through intermediaries such as managing general agents or wholesalers. The second consists primarily of smaller local insurance companies. These smaller companies may focus primarily on one or more of our niche markets. Or, as is typical in the majority of geographic areas where we compete, they have a broader focus, often writing a significant amount of non-standard lines of business.
To compete successfully in the specialty commercial insurance industry, we rely on our ability to: identify markets that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; offer diversified products and geographic platforms; practice prudent claims management; reserve appropriately for unpaid claims; strive for cost containment through economies of scale where deemed appropriate; and, provide services and competitive commissions to our independent agents.
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
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners

(the “NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with U.S. GAAP. We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2013, the total adjusted capital of each of our insurance subsidiaries exceeded the minimum levels required under RBC requirements.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our insurance subsidiaries.
Employees
As of December 31, 2013, we had 98 full-time employees, 78 of whom work at the corporate offices in Elk Grove Village, Illinois, 12 of whom work in St. Louis, 5 of whom work in New York and 3 of whom work remotely.
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

For example, in 2010, a detailed review of claim payment and reserving practices was performed, which led to significant changes in both practices, increasing ultimate loss estimates and accelerating claim payments. We recorded a total of $5.3 million in unfavorable reserve development in 2010 related to claims incurred during prior periods. Our review continued into 2011 and Atlas recorded a $1.8 million adjustment to further strengthen its reserves for claims related to policies issued while the insurance subsidiaries were under previous ownership in years preceding 2010. Although we have not recorded any further adverse development since that time, we cannot guarantee that we will not have additional unfavorable reserve developments in the future. In addition, we may in the future acquire other insurance companies. We cannot guarantee that the provisions for unpaid claims of the companies that we acquire are or will be adequate. Government regulators could require that we increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims cause a reduction in our insurance subsidiaries’ surplus which could cause a downgrading of our insurance subsidiaries’ ratings. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies.

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
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	underlying trends or changes affecting risk and loss costs;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system generally.
Consequently, we could under price risks, which would adversely affect our profit margins, or we could over price risks, which could reduce our sales volume and competitiveness. In either case, our profitability could be materially and adversely affected.
Our insurance subsidiaries rely on independent agents and other producers to bind insurance policies on and to collect premiums from our policyholders, which exposes us to risks that our producers fail to meet their obligations to us.

Our insurance subsidiaries market and distribute automobile insurance products through a network of independent agents and other producers in the United States. Gateway also relies on independent agents to distribute its insurance products and we did not have existing relationships with many of Gateway’s independent agents prior to our acquisition in 2013. We rely, and will continue to rely, heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. In the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in losses that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer and thereafter the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.

Our insurance subsidiaries may be unable to mitigate their risk or increase their underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, we may be adversely affected.

In order to reduce underwriting risk and increase underwriting capacity, our insurance subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insurance subsidiaries’ insureds. During the year ended December 31, 2013, we had ceded premium written of $12.6 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.

Our insurance subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2013, we had an aggregate of $19.1 million of reinsurance recoverables, of which $8.4 million were unsecured. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that those limits are exceeded.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business, most property and casualty insurance contains some exposure to catastrophic loss. We have only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our ability to write new business. These losses could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future. It is also possible that catastrophic losses could have an impact on our investment portfolio.

The risk models we use to quantify catastrophe exposures and risk accumulations may prove inadequate in predicting all outcomes from potential catastrophe events.

We rely on widely accepted and industry-recognized catastrophe risk modeling, primarily in conjunction with our reinsurance partners, to help us quantify our aggregate exposure to any one event. As with any model of physical systems, particularly those with low frequencies of occurrence and potentially high severity of outcomes, the accuracy of the model’s predictions is largely dependent on the accuracy and quality of the data provided in the underwriting process and the judgments of our employees and other industry professionals. These models do not anticipate all potential perils or events that could result in a catastrophic loss to us. Furthermore, it is often difficult for models to anticipate and incorporate events that have not been experienced during or as a result of prior catastrophes. Accordingly, it is possible for us to be subject to events or contingencies that have not been anticipated by our catastrophe risk models and which could have a material adverse effect on our reserves and results of operations.

Financial Risks

We are a holding company dependent on the results of operations of our subsidiaries and their ability to pay dividends and other distributions to us.

Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our insurance subsidiaries. As a result, our only sources of income are dividends and other distributions from our insurance subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our insurance subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In Illinois and Missouri, the states of domicile of American Service, American Country and Gateway, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Our insurance subsidiaries cannot currently pay any dividends to Atlas without regulatory approval. In addition, prior to entering into any loan or certain other agreements between one or more of our insurance subsidiaries and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our insurance subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements may subject us to regulatory action.

American Country and American Service are subject to minimum capital and surplus requirements imposed under the laws of Illinois and each state in which they issue policies. Any failure by one of our insurance subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do. Upon the completion of the Gateway acquisition, we became subject to minimum capital and surplus requirements imposed under the laws of Missouri with regard to Gateway and the additional states where Gateway issues policies.

We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.

Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claim handling expenses and the unfunded amount of “covered” claim and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy's limit, the applicable guaranty fund covered claim obligation cap, or 100% of statutorily defined workers' compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or loss based insurance-related assessments, including mandatory (a/k/a “involuntary”) insurance pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.

We depend on income from our securities portfolio for a substantial portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of fixed income securities. As of December 31, 2013, our investment portfolio was primarily invested in fixed income securities. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments.

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

We may need new or additional financing in the future to conduct our operations or expand our business. However, we may be unable to raise capital on favorable terms, or at all, including as a result of disruptions, uncertainty and volatility in the global credit markets, or due to any sustained weakness in the general economic conditions and/or financial markets in the United States or globally. From time to time, we may rely on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes.

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

As a holding company which owns insurance companies domiciled in the United States, we and our insurance subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including but not limited to:

•	rate setting;

•	RBC ratio and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway's run-off workers' compensation business;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.

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

In addition, Gateway is exiting the workers' compensation line of business across the country and we also exited the Florida market for all lines of business. Most states have adopted either statutes or regulations or have issued bulletins or informal rules that regulate the anticipated withdrawal of a product, line or sub-line of insurance business from the insurance marketplace in their state. While what constitutes a “withdrawal” or its equivalent under each state's statutory or regulatory scheme varies, Gateway will be subject to regulatory requirements in connection with its withdrawal, including, but not limited to, making notice and/or plan filings with the applicable insurance regulator in certain states and possibly requiring the prior approval of the applicable state regulator. A failure by Gateway to comply with and satisfy these regulatory requirements in connection with its planned withdrawals could lead to regulatory fines, cause a distraction for management requiring us to continue to administer Gateway's workers' compensation business for longer than anticipated and could result in Gateway continuing to write undesirable commercial automobile business in Florida, which could have an adverse impact on our reserves, results of operations and financial condition.

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

We have been and may be subject to governmental or administrative investigations and proceedings. Our insurance subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI in the past. As of this document’s filing date, KAI’s ownership is below 10% and they are no longer considered an ultimate controlling party from a statutory perspective.  We remain subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states, including Connecticut and Texas.  Texas accounts for 5.1% of our net premiums earned to date in 2013.  Prior to Atlas' acquisition of American Country, the Connecticut insurance commissioner issued an order prohibiting American Country from writing new policies, limiting it to only renewing existing policies in that state.  Currently, the insurance subsidiaries do not write any business in Connecticut, but may seek approval to write business in this state at some point in the future.  In 2009, the

Texas Department of Insurance indicated to the insurance subsidiaries that it was considering revoking their certificates of authority to write insurance business in Texas.  Following discussions with management of the subsidiaries’ former owner, KFSI, the insurance subsidiaries were allowed to retain their licenses, in part, in anticipation of a planned spin-off of the insurance subsidiaries outside of KFSI and subject to their maintenance of a statutory deposit in Texas.  If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state.  Any such limitation or prohibition could have a material adverse effect on our results of operations and financial conditions and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our insurance subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews, and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.

As a result of KAI's ownership dropping below 10%, there was a deemed change of control pursuant to insurance statutes and notice was sent to all states in which the insurance subsidiaries are licensed. In certain states, such as Michigan, a change of control can require re-application to continue doing business in that state. While we do not expect these requirements to disrupt our business, regulatory approvals remain pending.

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

Some jurisdictions (including, most notably New York, Illinois, Michigan, Texas and Louisiana) generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of P&C insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in that market.

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

A significant portion of our products in the New York City market are distributed by a single agent, and any decrease in the amount of our products distributed by this agent, or under performance of the book of business controlled by this agent, could adversely impact our business.
In the third quarter of 2012, we implemented our New York “excess taxi program” with a single agent writing business in the New York City market, which is a new business arrangement to provide excess coverage above the levels of risk retained by the insured. This agent was responsible for approximately 13.7% of our gross premium written for the year ended December 31, 2013. We do not have an exclusive relationship with this agent, and there can be no assurance that this relationship will continue in the future. If this agent reduces its marketing of our products or moves some or all of its business to another carrier, then our business, financial condition and results of operations would be adversely affected. In addition, due in part to our limited experience with this program, and with the New York City market in general, it is uncertain whether policies issued pursuant to this program will be profitable. For example, if risks associated with these clients differ from those reflected in our underwriting policies, then our business, financial condition and results of operations would be adversely affected.
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

Provisions in our organizational documents, corporate laws and the insurance laws of Illinois, Missouri and other states could impede an attempt to replace or remove management or directors or prevent or delay a merger or sale, which could diminish the value of our shares.
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

The majority of the gross premiums written by our insurance subsidiaries are generated from commercial automobile insurance policies. Adverse developments in the market for commercial automobile insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The commercial automobile insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of higher premium rates and shortages of underwriting capacity. These fluctuations in the business cycle have negatively impacted and could continue to negatively impact the revenues of our company. The results of the insurance subsidiaries, and in turn, us, may also be affected by risks, to the extent they are covered by the insurance policies we issue, that impact the commercial automobile industry related to severe weather conditions, floods, hurricanes, tornadoes, earthquakes and tsunamis, as well as explosions, terrorist attacks and riots. The insurance subsidiaries’ commercial automobile insurance business may also be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact profitability. Legacy business previously written by us also includes private passenger auto, surety and other P&C insurance business. Adverse developments relative to previously written or current business could have a negative impact on our results.

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

On January 29, 2014, A.M. Best affirmed the financial strength rating of American Country, American Service and Gateway as “B” and the outlook assigned to all ratings is “Stable.” However, there is a risk that A.M. Best will not maintain these ratings in the future. If the insurance subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

Our ability to generate written premiums is impacted by seasonality which may cause fluctuations in our operating results and to our stock price.

The P&C insurance business is seasonal in nature. Our ability to generate written premium is also impacted by the timing of policy effective periods in the states in which we operate while our net premiums earned generally follow a relatively smooth trend from quarter to quarter. Also, our gross premiums written are impacted by certain common renewal dates in larger metropolitan markets for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which had a renewal date in the third quarter 2013. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. As a result of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Additionally, this seasonality may cause fluctuations in our stock price. We believe seasonality will have an ongoing impact on our business.
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
Our ability to utilize the net operating loss carryforwards ("NOLs") is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent (5%) or more of our common stock or are otherwise treated as five percent (5%) stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous equity issuances, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of our recent U.S. public offering. Even if this offering does not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future. Based on our recent stock prices, we believe any ownership change would limit our ability to utilize the portion of our NOLs that are currently not subject to limitation. Accordingly, no assurance can be given that our NOLs will be fully realizable since this is contingent on our ability to generate profits in future years. As a result, we could pay taxes earlier and in larger amounts than would be the case if the NOLs were available to reduce the federal income taxes without restriction.
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

Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $15.3 million as of December 31, 2013. Book value per common share is unaffected by this event as the amount of lost net deferred tax assets were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The completion and filing of the Company's 2013 U.S. Federal tax return will determine the final adjustment.
Atlas has the following total net operating loss carry-forwards as of the year ended December 31, 2013:
Net Operating Loss Carry-Forward by Expiry (in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$11,378
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$44,897
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

We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary shares. As a result, capital appreciation in the price of our ordinary shares, if any, will be your only source of gain on an investment in our ordinary shares. We did not declare or pay cash dividends on our common stock during 2010, 2011, 2012, 2013 or to date in 2014. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the insurance laws and regulations governing our insurance subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to us, which may limit our ability to pay dividends to our common shareholders.

Holders of our preferred shares are entitled to dividends on a cumulative basis whether or not declared by our board of directors, at a rate of $0.045 per preferred share per year, which must be paid or declared and set apart before any dividend may be paid on our ordinary shares. We declared and paid $2.1 million of preferred dividends during 2013 on the preferred shares held by KAI. All of the preferred shares held by KAI were repurchased on August 1, 2013, and therefore, no additional dividends will accrue on the KAI preferred shares, however, dividends on the remaining 2,000,000 outstanding preferred shares will continue to accrue dividends at the rate indicated above.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. The facility consists of one office building totaling 176,844 net rentable square feet of office space on 7.2 acres. We are leasing approximately 30,600 square feet for a term of 60 months that began May 22, 2012, unless terminated or extended pursuant to the lease agreement. We are paying an annual rent equal to approximately $672,000 or approximately $56,000 per month, with a nominal annual escalation beginning on the first anniversary date of the lease agreement. We believe the facility is suitable and adequate for our current business needs.
We own two properties in Alabama, which together comprise approximately 50 acres of land. These properties were transferred to us from Southern United and are currently held for sale.
Upon completion of the Gateway acquisition, we assumed a lease for 12,937 square feet of office space in St. Louis, Missouri which is effective through February 2016. We currently pay a monthly rent equal to approximately $28,000. Some of the expenses related to the lease are shared with Hendricks.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of December 31, 2013, there were approximately 650 shareholders of record of our ordinary shares and one shareholder of record of our restricted voting shares (all of which convert to ordinary shares upon the sale of such shares by the sole shareholder, KAI, or its subsidiaries). Our ordinary shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture ("TSXV") under the same symbol beginning January 6, 2011. On June 5, 2013, the Company delisted from the TSXV. As of March 6, 2014, there were 9,291,871 ordinary common shares and 132,863 restricted shares outstanding.
Set forth below are the high and low listing prices of the ordinary shares during 2012, 2013 and the first quarter of 2014, through March 6, 2014 according to the TSXV and the NASDAQ, assuming retroactive application of the one-for-three reverse stock split (2012 in Canadian dollars):

Summary of Share Prices
	High	Low
2014
First Quarter (through March 6, 2014)	$14.35	$11.84
2013
Fourth Quarter	$14.72	$9.95
Third Quarter	$10.41	$8.61
Second Quarter	$9.17	$6.04
First Quarter	$6.40	$5.80
2012
Fourth Quarter	C$6.75	C$5.55
Third Quarter	C$5.97	C$3.60
Second Quarter	C$5.55	C$2.46
First Quarter	C$6.00	C$3.75
Since our ordinary shares began trading on the NASDAQ on February 12, 2013, the high closing price was $14.72 and the low closing price was $5.85.
During 2013, we declared and paid $2.1 million of dividends related to the KAI preferred shares. Also during 2013, we repurchased $18.0 million of preferred shares from KAI at 90% of face value and paid all accrued dividends on these shares prior to the repurchase date of August 1, 2013. The cumulative amount of dividends to which the remaining preferred shareholder is entitled upon liquidation (or sooner, if we declare dividends) was $90,000 as of December 31, 2013.
Due to insurance regulations there are restrictions on our insurance subsidiaries that currently materially limit the Company's ability to pay dividends. As a result, we did not pay any dividends to our common shareholders during 2012, 2013 or to date in 2014 and have no current plans to pay dividends to our common shareholders.
During the quarter ended December 31, 2013, Atlas issued 1,191,409 common shares pursuant to the exchange of warrants and options for aggregate cash consideration of $6.4 million.  These common shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, and Regulation S promulgated under the Securities Act.  In light of the manner of the sale and information obtained by the Company from the investors in connection with these transactions, Atlas believes it may rely on these exemptions.
Equity Compensation Plan Information
The following table provides information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	224,623 [1]	C$6.05	609,253 [2]
1 Summation of 224,623 shares outstanding under the March 18, 2010, January 18, 2011 and the January 11, 2013 equity compensation plans
2 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary shares)

Item 7. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All amounts in US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)
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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 40 states and the District of Columbia during 2013.
Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. Over the past three years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

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
The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by A.M. Best. Recent data from A.M. Best estimates the total U.S. market for commercial automobile liability insurance to be approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
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
Consistent with Atlas’ focus on commercial automobile insurance, Atlas has transitioned away from the non-standard auto line. Our insurance subsidiaries ceased writing new and renewal policies of this type in 2011 and earned premium discontinued in 2012, allowing surplus and resources to be devoted to the expected growth of the commercial automobile business.
Other
The other line of business is comprised of Atlas’ surety business, Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Atlas' workers' compensation related to taxi, other liability and assigned risk business.
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. We anticipate the program will be fully transitioned during 2014.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The truck program had little earned premium during 2012 and the workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party.
Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to generate consistent underwriting profit for the insurance companies we own. As with all P&C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate.
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate.
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

II. CONSOLIDATED PERFORMANCE
2013 Full Year Financial Performance Summary (comparisons to 2012 unless otherwise noted):

•	Gross premium written increased by 69.0% from the prior year to $93.1 million, with an increase of 75.2% related to core lines of business

•	We actively marketed our core products in 40 states and the District of Columbia during the year ended December 31, 2013

•	The combined ratio improved by 8.0 percentage points to 94.4%

•	Underwriting results improved by $4.9 million

•	Operating income was $6.1 million, or an improvement of $4.6 million from the prior year

•	Net income for the year ended December 31, 2013 was $6.2 million, compared to net income of $3.2 million in the prior year

•	$18.0 million of preferred shares were repurchased at a discount of $1.8 million

•	Diluted earnings per common share was $0.74, inclusive of the accounting treatment for preferred shares

•	Book value per diluted common share on December 31, 2013 was $6.54, compared to $6.55 at December 31, 2012
The following financial data is derived from Atlas’ consolidated financial statements for the for the years ended December 31, 2013 and December 31, 2012.
Selected Financial Information ($ in '000s except per share amounts)

	Year Ended
	December 31, 2013	December 31, 2012
Gross premium written	$93,060	$55,050
Net premium earned	71,344	38,709
Losses on claims	45,612	26,545
Acquisition costs	10,373	6,471
Other underwriting expenses	11,047	6,609
Underwriting expenses related to the integration of Gateway	337	—
Net underwriting income /(loss)	3,975	(916)
Net investment income	2,141	2,453
Income from operating activities, before tax	6,116	1,537
Less: Legal/professional fees incurred related to Gateway Acquisition	406	—
Add: Realized gains and other income	542	1,629
Income before tax	6,252	3,166
Income tax expense	72	—
Net income	$6,180	$3,166

Key Financial Ratios:
Loss ratio	63.9%	68.6%
Acquisition cost ratio	14.5%	16.7%
Other underwriting expense ratio	16.0%	17.1%
Combined ratio	94.4%	102.4%
Return on equity	10.0%	5.5%
Return on common equity	10.9%	6.1%
Operating income per common share, diluted	$0.56	$0.18
Earnings per common share, diluted	$0.74	$0.38
Book value per common share	$6.54	$6.55
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
2013 compared to 2012:
Atlas’ combined ratio for the year ended December 31, 2013 was 94.4%, compared to 102.4% for the year ended December 31, 2012.
The acquisition of Gateway combined with the planned organic expansion of our core commercial automobile lines allowed us to achieve substantial premium growth. There was an increase in gross premium written related to core commercial lines of 75.2% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. When excluding our excess taxi program which did not experience a year over year increase in gross premium written, full year 2013 gross premium written on our traditional core lines increased by 98.9% as compared to the full year 2012. The increased proportion of commercial auto policies, which historically have had more favorable overall underwriting results coupled with pricing activity were the primary drivers for loss ratio improvement in 2013. The overall loss ratio for the year ended December 31, 2013 improved to 63.9% compared to 68.6% in the year ended December 31, 2012.
Atlas generated net investment income of $2.1 million for the year ended December 31, 2013, as well as $529,000 of realized gains. This resulted in an overall annualized investment yield of 2.1% for the year ended December 31, 2013.
Overall, Atlas generated net income of $6.2 million for the year ended December 31, 2013. After taking the dilutive impact of the convertible preferred shares, stock options and the impact of the buyback discount of the preferred shares of $1.8 million, diluted earnings per common share in the year ended December 31, 2013 was $0.74. This compares to net income of $3.2 million or diluted earnings per common share of $0.38 for the year ended December 31, 2012.

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
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for marketable bonds and equity securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services through a bank trustee.
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of December 31, 2013, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by our external portfolio manager to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from our external portfolio manager or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than temporary impairment (OTTI) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of income and comprehensive income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of income and comprehensive income to the extent that the fair value is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in accumulated other comprehensive income (losses), net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts' reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If OTTI is identified, the equity security is adjusted to fair value through a charge to earnings. See Note 5 of the Consolidated Financial Statements for further discussion of the other-than-temporary impairment on equity securities.
Deferred policy acquisition costs - Atlas defers brokers’ commissions, premium taxes and other underwriting costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.
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

IV. OPERATING RESULTS
Year ended December 31, 2013 compared to year ended December 31, 2012:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross Premium Written by Line of Business ($ in '000s)

Year Ended December 31,	2013	2012	% Change
Commercial automobile	$88,567	$50,546	75.2%
Surety	4,142	4,947	(16.3)%
Other	351	(443)	(179.2)%
	$93,060	$55,050	69.0%
For the year ended December 31, 2013, gross premium written was $93.1 million compared to $55.1 million in the year ended December 31, 2012, representing a 69.0% increase. The increase relative to the year ended December 31, 2012 is due primarily to the substantial growth of the core commercial auto business, along with the increase in premium from the Gateway acquisition. During 2012, we implemented a new business arrangement in New York to provide excess coverage above the levels of risk retained by the insured. Total gross premium written related to this program, which was renewed in the third quarter of 2013, was $12.8 million in the year ended December 31, 2013 and is included in the "commercial automobile" line of business. Below we will refer to the arrangement as the "excess taxi program" where it is relevant to explain certain distinctions.
In the year ended December 31, 2013, gross premium written from commercial automobile was $88.6 million, representing a 75.2% increase relative to the year ended December 31, 2012. This substantial increase is primarily the result of the planned expansion of the commercial auto business and our acquisition of Gateway on January 1, 2013. Removing the impact of the excess taxi program which did not experience a year over year increase in gross premium written, our traditional commercial automobile gross premium written was $75.8 million, an increase of 98.9% versus the year ended December 31, 2012. Gross premium written attributable to the Gateway acquisition was approximately $12.6 million for the full year 2013. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 95.2% of gross premium written in the year ended December 31, 2013 compared to 91.8% during the year ended December 31, 2012.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the NAIC. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.
Geographic Concentration
Gross Premium Written by State ($ in '000s)

Year Ended December 31,	2013		2012
New York	$20,602	22.1%	$15,833	28.8%
Illinois	11,244	12.1%	9,880	17.9%
Michigan	8,401	9.0%	7,087	12.9%
Texas	7,507	8.1%	1,485	2.7%
Louisiana	5,523	5.9%	3,426	6.2%
Minnesota	4,649	5.0%	3,708	6.7%
California	3,655	3.9%	—	—%
Ohio	3,334	3.6%	1,481	2.7%
Georgia	2,811	3.0%	951	1.7%
Missouri	2,699	2.9%	1,209	2.2%
Other	22,635	24.4%	9,990	18.2%
Total	$93,060	100.0%	$55,050	100.0%
As illustrated by the table above, 22.1% of Atlas’ gross premium written year ended December 31, 2013 came from New York and 57.2% came from the five states currently producing the most premium volume, as compared to 72.5% in the year ended December 31, 2012. Our commitment to expanding geographically resulted in 19 states with more than $1 million in written premium in 2013 compared to only 10 in 2012. Though we built an expanded presence in New York, the impact of Hurricane Sandy on loss experience was not material.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. Ceded premium written increased 94.4% to $12.6 million for the year ended December 31, 2013 compared with $6.5 million for the year ended December 31, 2012. The primary driver of the increase in ceded premium written relates to the Gateway workers' compensation reinsurance treaty that was entered into at January 1, 2013. The percentage of premium ceded is driven by the business mix within our total premium base. Except for the new Gateway workers' compensation program, our reinsurance partners have remained consistent compared to 2012.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 65.7% to $80.5 million for the year ended December 31, 2013 compared with $48.6 million for the year ended December 31, 2012. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $71.3 million in the year ended December 31, 2013, an 84.3% increase compared with $38.7 million in the year ended December 31, 2012. The increase in net premiums earned is attributable to the strong growth in core commercial lines premiums written and the impact of the Gateway acquisition.
Claims Incurred
The loss ratio relating to the claims incurred in the year ended December 31, 2013 was 63.9% compared to 68.6% in the year ended December 31, 2012. Loss ratios improved in the year ended December 31, 2013 relative to prior periods primarily due to the increased percentage of commercial auto, which has historically had a better overall underwriting result, relative to total written premium. In both years, the excess taxi program contributed significantly to favorable loss results in the year as we expect better than average claim experience from this program. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net premium earned to be related to core lines of business moving forward. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
The increased proportion of commercial auto business in the past year, which historically has had more favorable overall underwriting results, coupled with price and underwriting initiatives, are the primary drivers for loss ratio improvement in 2013. We believe that our extensive experience and expertise specific to underwriting and claims management in commercial lines will allow continued loss ratio improvement. The addition of Gateway had no significant impact to the consolidated loss ratio in the year ended December 31, 2013.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $10.4 million in the year ended December 31, 2013 or 14.5% of net premium earned, as compared to 16.7% in the year ended December 31, 2012. The favorable trend in acquisition costs is primarily due to the shift away from non-standard automobile insurance during 2012 which had carried higher commission rates. We expect acquisition cost ratios to remain consistent with the 2013 ratio going forward.
Other Underwriting Expenses
The other underwriting expense ratio was 16.0% in the year ended December 31, 2013 compared to 17.1% in the year ended December 31, 2012. While various cost-saving initiatives were realized in 2013, this full year decline is less significant than in the prior year as a result of the non-recurring integration costs related to Gateway during 2013. However, we expect our underwriting expense ratio to continue trending lower as a result of the expansion of our core lines and the acquisition of Gateway and the impact that these factors have on our operational scale. Approximately 1.0% of the full year 2013 other underwriting expense ratio was attributed to Gateway integration costs.
The other underwriting expense ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
Net Investment Income
Net investment income consists of the interest income and net realized gains or losses that are created by the Company's invested assets net of expenses associated with managing the portfolio. The table below compares the net investment results for the years ended December 31, 2013 and 2012.

Investment Results ($ in '000s)

Year Ended December 31,	2013	2012
Average securities at cost	$130,107	$121,938
Interest income after expenses	2,141	2,453
Percent earned on average investments	1.7%	2.0%
Net realized gains	529	1,435
Total investment income	2,670	3,888
Total realized yield	2.1%	3.2%
Investment income (excluding net realized gains) net of investment expenses decreased by 12.7% to $2.1 million in the year ended December 31, 2013, compared to $2.5 million in the year ended December 31, 2012. These amounts are primarily comprised of interest income. This decrease is attributable to the timing of asset disposals, interest rates and the mix of securities on hand.
Net realized investment gains in the year ended December 31, 2013 were $529,000 compared to $1.4 million in the year ended December 31, 2012. The difference is the result of management's decision to sell certain securities consistent with the Company's liquidity needs, including those related to the acquisition of Gateway, an other-than-temporary-impairment ("OTTI") realized loss adjustment of $311,000 recorded in 2013, and the reallocation based on expected duration of claim payment triangles during favorable market conditions in 2012.
The annualized realized yield on invested assets (including net realized gains of $529,000) in the year ended December 31, 2013 decreased to 2.1% as compared with 3.2% in the year ended December 31, 2012. This is primarily due to the decline in gains realized during 2013 versus the gains that were realized during 2012.
Other Income
Atlas recorded other income in the year ended December 31, 2013 of $13,000 compared to other income of $194,000 for the year ended December 31, 2012. Other income prior to June 30, 2012 was primarily comprised of rental income from our corporate headquarters in Elk Grove Village, Illinois, which was sold in 2012.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratio, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the years ended December 31, 2013 and 2012 are summarized in the table below. The underwriting loss is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios ($ in '000s)

Year Ended December 31,	2013	2012
Net premium earned	$71,344	$38,709
Underwriting expenses [1]	67,369	39,626
Combined ratio	94.4%	102.4%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses and does include the Gateway integration costs, however, does not include $406,000 relating to the Gateway transaction costs
Our combined ratio improvement in 2013 is attributed to the combined effects of the issues cited in the ‘Claims Incurred’, ‘Acquisition Costs’, 'Other Underwriting Expenses' and 'Net Premium Earned' sections above.
Income before Income Taxes
Atlas generated pre-tax income of $6.3 million in the year ended December 31, 2013, compared to pre-tax income of $3.2 million in year ended December 31, 2012.
Income Tax Benefit
Atlas recognized $72,000 of tax expense in the year ended December 31, 2013, however recognized no tax expense for the year ended December 31, 2012. The following table reconciles tax benefit from applying the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the years ended December 31, 2013 and 2012:

Tax Rate Reconciliation ($ in '000s)

	2013		2012
	Amount	%	Amount	%
Expected income tax expense at statutory rate	$2,126	34.0%	$1,076	34.0%
Change in valuation allowance	(2,802)	(44.8)%	(1,119)	(35.3)%
Nondeductible expenses	100	1.6%	48	1.5%
State tax (net of federal benefit)	47	0.8%	—	—%
Tax Net Operating Loss Limitation Write-Down (excluding valuation allowance)	626	10.0%	—	—%
Other	(25)	(0.4)%	(5)	(0.2)%
Total	$72	1.2%	$—	—%
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
Net Income and Earnings per Common Share
Atlas earned $6.2 million during the year ended December 31, 2013 versus net income of $3.2 million during the year ended December 31, 2012. After taking the impact of the liquidation preference of the preferred shares into consideration and the discount generated as a result of the repurchase of 18,000,000 preferred shares, the diluted earnings per common share in the year ended December 31, 2013 was $0.74 versus diluted earnings per common share of $0.38 in year ended December 31, 2012.
For the year ended December 31, 2013, there were 8,007,458 weighted average common shares outstanding used to compute basic earnings per share and 10,840,868 were used for diluted earnings per share. For the year ended December 31, 2012, there were 6,144,281weighted average common shares outstanding used to compute basic earnings per share and 8,434,948 used for diluted earnings per share.
In computing the diluted earnings per share on a year to date basis, the Company included the dilutive impact of the convertible preferred shares that were redeemed during the third quarter of 2013 on a pro-rata basis for the period during which those convertible preferred shares were outstanding.  This dilutive impact increased the denominator in the full year 2013 diluted EPS computation by 1,333,500 shares; however, this has no impact on the actual earnings used for the numerator in the EPS computation.  The Company did not include the dilutive impact related to the third quarter redemption of the convertible preferred shares in its diluted EPS computations in the amounts of 762,000 shares and 1,778,000 shares for the third quarter 2013 or the year to date September 30, 2013 computation, respectively.  This had no impact on the actual earnings used for the numerator in the EPS computation for the third quarter 2013.  Including the dilutive impact of the redeemed convertible preferred shares on a pro-rata basis for the period during which those convertible preferred shares were outstanding, the diluted EPS for the third quarter 2013 would have been $0.36 and the diluted EPS for year to date September 30, 2013 would have been $0.56 as compared to the previously reported amounts of $0.39 and $0.69, respectively.  The preferred shares redeemed decreased diluted earnings per share for the year by $0.10. Future diluted earnings per share computations will not be impacted by the convertible impact of the preferred shares redeemed.

V. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

($ in '000s, except for share and per share data)	December 31, 2013	December 31, 2012
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $130,751 and $95,423)	$128,585	$98,079
Equity securities, at fair value (cost $258 and $1,563)	258	1,571
Other investments	1,234	1,262
Total Investments	130,077	100,912
Cash and cash equivalents	9,811	19,912
Accrued investment income	694	517
Accounts receivable and other assets (Net of allowance of $776 and $484)	37,944	21,923
Reinsurance recoverables on reserves	18,144	5,681
Reinsurance recoverables on on amounts paid	1,002	339
Prepaid reinsurance premiums	2,207	2,111
Deferred policy acquisition costs	6,674	3,764
Deferred tax asset, net	9,319	6,605
Intangible Assets	740	—
Software and office equipment, net	2,500	1,137
Assets held for sale	166	166
Total Assets	$219,278	$163,067

Liabilities
Claims liabilities	$101,385	$70,067
Unearned premiums	44,232	25,457
Due to reinsurers and other insurers	2,613	3,803
Other liabilities and accrued expenses	7,350	3,876
Total Liabilities	$155,580	$103,203

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2013 and18,000,000 shares issued and outstanding December 31, 2012. Liquidation value $1.00 per share	$2,000	$18,000
Ordinary common shares, par value per share $0.003, 266,666,667 shares authorized, 9,291,871 shares issued and outstanding at December 31, 2013 and 2,256,921 at December 31, 2012	28	4
Restricted common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at December 31, 2013 and 3,887,471 at December 31, 2012	—	14
Additional paid-in capital	169,595	152,769
Retained deficit	(106,496)	(112,676)
Accumulated other comprehensive (expense) income, net of tax	(1,429)	1,753
Total Shareholders’ Equity	63,698	59,864
Total Liabilities and Shareholders’ Equity	$219,278	$163,067

Investments
Investments Overview and Strategy
Atlas aligns its securities portfolio to support the liabilities and operating cash needs of the insurance subsidiaries, to preserve capital and to generate investment returns. Atlas invests predominantly in corporate and government bonds with a portion of the portfolio in relatively short durations that correlate with the payout patterns of Atlas’ claims liabilities. A third-party investment management firm manages Atlas’ investment portfolio pursuant to the Company’s investment policies and guidelines as approved by its Board of Directors. Atlas monitors the third-party investment manager’s performance and its compliance with both its mandate and Atlas’ investment policies and guidelines. In 2013, the Board of Directors established an Investment Committee to provide further analysis and guidance in connection with the company's investment activities.
Atlas’ investment guidelines stress the preservation of capital, market liquidity to support payment of liabilities and the diversification of risk. With respect to fixed income securities, Atlas generally purchases securities with the expectation of holding them to their maturities; however, the securities are available for sale if liquidity needs arise.
Portfolio Composition
Atlas held securities with a fair value of $130.1 million as of the year ended December 31, 2013, which was primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity, and other investments by type and sector are as follows (all amounts in '000s):

	December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,655	238	247	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,582	524	760	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage backed	51,008	173	1,524	49,657
	Other asset backed	12,093	15	9	12,099
	Total Fixed Income	$130,750	$748	$2,913	$128,585
	Equities	258	—	—	258
	Other investments	1,234	—	—	1,234
	Totals	$132,242	$748	$2,913	$130,077

	December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$15,313	$417	$3	$15,727
	Corporate
	Banking/Financial Services	10,576	376	5	10,947
	Consumer Goods	4,404	66	9	4,461
	Capital Goods	12,691	506	2	13,195
	Energy	4,208	159	—	4,367
	Telecommunications/Utilities	2,314	110	—	2,424
	Health Care	1,728	37	—	1,765
	Total Corporate	35,921	1,254	16	37,159
	Mortgage backed - Agency	19,681	461	6	20,136
	Mortgage backed - Commercial	20,387	433	7	20,813
	Total Mortgage backed	40,068	894	13	40,949
	Other asset backed	4,121	123	—	4,244
	Total Fixed Income	$95,423	$2,688	$32	$98,079
	Equities	1,563	8	—	1,571
	Other investments	1,262	—	—	1,262
	Totals	$98,248	$2,696	$32	$100,912
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair Value of Fixed Income Securities by Contractual Maturity Date ($ in '000s)

As of December 31,	2013		2012
	Amount	%	Amount	%
Due in less than one year	$7,571	5.9%	$9,513	9.7%
Due in one through five years	43,693	34.0%	23,124	23.6%
Due after five through ten years	28,080	21.8%	20,524	20.9%
Due after ten years	49,241	38.3%	44,918	45.8%
Total	$128,585	100.0%	$98,079	100.0%
As of the year ended December 31, 2013, 39.9% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted contractual duration of 4.7 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 88.3% rated ‘A’ or better as of the year ended December 31, 2013 compared to 88.1% as of the year ended December 31, 2012.
Credit Ratings of Fixed Income Securities Portfolio ($ in '000s)

As of December 31,	2013		2012
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$76,616	59.8%	$58,765	60.1%
AA/Aa	12,733	10.0%	7,569	7.7%
A/A	23,624	18.5%	19,894	20.3%
BBB/Baa	14,995	11.7%	11,617	11.9%
Total Securities	$127,968	100.0%	$97,845	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas recognized charges of $311,000 for securities impairments that were considered other-than-temporary for the year ended December 31, 2013 and did not recognize any charges for the year ended December 31, 2012.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio as of the year ended December 31, 2013 or as of the year ended December 31, 2012.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the year ended December 31, 2013, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $105,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $70,000.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $19.1 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the year ended December 31, 2013 as compared to $6.0 million as of the year ended December 31, 2012.
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
Atlas’ largest reinsurance partners are Gen Re, a subsidiary of Berkshire Hathaway, Inc. and White Rock Insurance (SAC) Ltd. Gen Re has a financial strength rating of Aa1 from Moody’s while White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter-of-credit.
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of the year ended December 31,	2013	2012
Deferred tax assets:
Unpaid claims and unearned premiums	$4,783	$3,144
Loss carry-forwards	15,265	16,128
Bad debts	264	164
Other	1,446	907
Valuation allowance	(9,446)	(11,242)
Total gross deferred tax assets	$12,312	$9,101

Deferred tax liabilities:
Investment securities	$345	$910
Deferred policy acquisition costs	2,269	1,280
Other	379	306
Total gross deferred tax liabilities	2,993	2,496
Net deferred tax assets	$9,319	$6,605
Atlas established a valuation allowance of approximately $9.4 million and $11.2 million for its gross future deferred tax assets as of the year ended December 31, 2013 and as of the year ended December 31, 2012, respectively.
Based on Atlas’ expectations of future taxable income, as well as the reversal of gross future deferred tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets, with the exception of the aforementioned valuation allowance. Atlas has therefore established the valuation allowance as a result of the potential inability to utilize a portion of its net operation losses in the U.S. which are subject to a yearly limitation. The Company has been reducing its valuation allowance against deferred tax assets by an amount equal to the amount of income tax expense generate for the period. The Company will continue this process until such time as the management determines that certain specific events warrant a reassessment of this policy which could result in future reductions or the elimination of the valuation allowance. These events include but are not limited to continued underwriting profitability, the lack of significant prior year loss reserve development, continuing favorable market conditions, continued positive trend in taxable earnings, and other such indications deemed positive.
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

Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $15.3 million as of December 31, 2013. Book value per common share is unaffected by this event as the amount of lost net deferred tax assets of $578,000 were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The completion and filing of the Company's 2013 U.S. Federal tax return will determine the final adjustment.
Atlas has the following total net operating loss carry-forwards as of the year ended December 31, 2013:
Net Operating Loss Carry-Forward by Expiry ($ in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$11,378
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$44,897
Assets Held for Sale
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. The total sales price of the property, which was paid in cash, amounted to $14.0 million, less closing costs and related expenses of approximately $633,000. In connection with the sale, the Company also wrote down an accrual of approximately $792,000 held for real-estate taxes. Approximately $830,000 of the sales price was held in escrow for real-estate taxes. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $43,000 and $26,000 as an offset to rent expense for the years ended December 31, 2013 and 2012, respectively. Total rental expense recognized on the headquarters building was $699,000 and $357,000 for the years ended December 31, 2013 and 2012, respectively.
There are two properties located in Alabama which are still for sale. These properties are listed for sale for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the year ended December 31, 2013 and as of the year ended December 31, 2012. The provision for unpaid claims increased by 44.7% to $101.4 million as of the year ended December 31, 2013 compared to $70.1 million as of the year ended December 31, 2012. During the year ended December 31, 2013, case reserves increased by 38.5% compared to December 31, 2012, while IBNR reserves increased by 65.9% generally due to the acquisition of Gateway and the consolidation of its reserve balances and the increase in premiums earned in our core commercial lines of business.
Provision for Unpaid Claims by Type - Gross of Reinsurance ($ in '000s)

As of the year ended December 31,	2013	2012	YTD% Change
Case reserves	$75,260	$54,321	38.5%
IBNR	26,125	15,746	65.9%
Total	$101,385	$70,067	44.7%

Provision for Unpaid Claims by Line of Business – Gross of Reinsurance ($ in '000s)

As of the year ended December 31,	2013	2012	YTD% Change
Commercial auto liability and auto physical damage	$80,903	$54,126	49.5%
Other	20,482	15,941	28.5%
Total	$101,385	$70,067	44.7%
Provision for Unpaid Claims by Line of Business - Net of Reinsurance Recoverables ($ in '000s)

As of the year ended December 31,	2013	2012	YTD% Change
Commercial auto liability and auto physical damage	$76,750	$52,538	46.1%
Other	6,491	11,849	(45.2)%
Total	$83,241	$64,387	29.3%
The other line of business is comprised of Atlas’ surety business, Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Atlas' workers' compensation related to taxi, other liability and assigned risk business.
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. We anticipate the program will be fully transitioned during 2014.
Our non-standard personal lines business was fully transitioned from the Company during 2012.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The truck program had little earned premium during 2012 and the workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party.
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2013 and December 31, 2012 were as follows ($ in '000's):

As of the year ended December 31,	2013	2012
Unpaid claims, beginning of period	$70,067	$91,643
Less: reinsurance recoverable	5,680	7,825
Net beginning unpaid claims reserves	64,387	83,818
Net reserves acquired	29,923	—
Loss portfolio transfer	(5,919)	—

Incurred related to:
Current year	45,604	26,329
Prior years	8	216
	45,612	26,545
Paid related to:
Current year	12,874	8,925
Prior years	37,888	37,051
	50,762	45,976

Net unpaid claims, end of period	$83,241	$64,387
Add: reinsurance recoverable	18,144	5,680
Unpaid claims, end of period	$101,385	$70,067
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

The change to the provision for unpaid claims is consistent with the changes in written premium and the addition of reserves related to the Gateway acquisition. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.

The financial statements are presented on a calendar year basis for all data. Claims payments and changes in reserves, however, may be made on accidents that occurred in prior years, not solely on business that is currently insured. Calendar year losses consist of payments and reserve changes that have been recorded in the financial statements during the applicable reporting period, without regard to the period in which the accident occurred. Calendar year results do not change after the end of the applicable reporting period, even as new claim information develops. Accident year losses consist of payments and reserve changes that are assigned to the period in which the accident occurred. Accident year results will change over time as the estimates of losses change due to payments and reserve changes for all accidents that occurred during that period.

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

Provision for Unpaid Claims, Net of Recoveries from Reinsurers as of December 31, 2013 ($ in ‘000s)

2013	2012	2011	2010	2009	2008 (1)	2007	2006	2005	2004	2003
Gross reserves for unpaid claims and claims expenses
$101,385	$70,068	$91,643	$132,578	$179,054	$173,652	$183,649	$191,171	$202,677	$195,437	$189,262
Less: Reinsurance recoverable on unpaid claims and claims expenses
12,225	5,680	7,824	6,477	5,196	103,612	107,837	111,911	95,215	90,596	91,079
Reserve for unpaid claims and claims expenses, net
89,160	64,388	83,819	126,101	173,858	70,040	75,812	79,260	107,462	104,841	98,183
Cumulative paid on originally established reserve as of:
One year later	$37,888	$37,052	$58,562	$76,835	$(38,449)	$29,811	$29,917	$30,637	$37,220	$41,426
Two years later		57,047	87,803	125,455	13,573	2,812	49,804	52,182	56,126	66,428
Three years later			103,939	149,800	43,671	38,650	33,742	66,806	69,801	77,919
Four years later				162,221	59,181	59,370	57,853	60,877	78,028	85,576
Five years later					66,934	70,075	69,428	75,935	76,174	89,396
Six years later						74,843	73,803	81,347	85,150	88,820
Seven years later							76,485	83,175	88,755	93,142
Eight years later								84,916	89,698	95,401
Nine years later									91,042	95,848
Ten years later										96,483

Unpaid claims as of:
One year later	$56,431	$46,983	$69,230	$102,173	$114,284	$46,338	$50,772	$76,344	$62,895	$57,873
Two years later		25,913	35,206	56,268	65,101	75,258	31,322	56,428	46,081	35,431
Three years later			21,124	29,375	35,500	43,336	46,116	43,015	34,082	25,491
Four years later				18,229	17,139	21,859	25,534	26,714	26,833	19,231
Five years later					10,489	9,910	11,061	15,329	14,797	16,245
Six years later						6,063	5,523	6,712	9,359	8,674
Seven years later							3,046	3,948	4,339	6,108
Eight years later								2,622	2,751	3,300
Nine years later									1,819	1,998
Ten years later										1,638

Re-estimated liability as of:
One year later	$94,319	$84,035	$127,792	$179,008	$75,835	$76,149	$80,689	$106,981	$100,115	$99,299
Two years later		82,960	123,009	181,723	78,674	78,070	81,126	108,610	102,207	101,859
Three years later			125,063	179,175	79,171	81,986	79,858	109,821	103,883	103,410
Four years later				180,450	76,320	81,229	83,387	87,591	104,861	104,807
Five years later					77,423	79,985	80,489	91,264	90,971	105,641
Six years later						80,906	79,326	88,059	94,509	97,494
Seven years later							79,531	87,123	93,094	99,250
Eight years later								87,538	92,449	98,701
Nine years later									92,861	97,846
Ten years later										98,121

As of December 31, 2013:
Cumulative (redundancy) deficiency
	$8	$(859)	$(1,038)	$6,592	$7,383	$5,094	$271	$(19,924)	$(11,980)	$(62)
Cumulative (redundancy) deficiency as a % of reserves originally established- net
	—%	-1.0%	-0.8%	3.8%	10.5%	6.7%	0.3%	-18.5%	-11.4%	-0.1%
Re-estimated liability- gross
	$105,814	$91,538	$132,650	$186,953	$193,063	$196,895	$199,910	$212,508	$209,772	$211,292
Less: Re-established reinsurance recoverable
	11,495	8,578	7,587	6,503	115,640	115,989	120,379	124,970	116,911	113,171
Re-estimated provision- net
	94,319	82,960	125,063	180,450	77,423	80,906	79,531	87,538	92,861	98,121
Cumulative (redundancy) deficiency– gross
	(462)	(105)	72	7,899	19,411	13,246	8,739	9,831	14,335	22,030
(1) Negative payment as of one year later results from the commutation of reinsured reserves by Kingsway Re.

Due to Reinsurers
The decrease in due to reinsurers is consistent with the payout patterns of the underlying claims liabilities.

Off-balance sheet arrangements
As of December 31, 2013, Atlas has the following cash obligations related to its operating leases.
Operating Lease Commitments (in '000s)

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$1,155	$1,186	$845	$281	$—	$3,467

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the year ended December 31, 2013 and December 31, 2012:
Changes in Shareholders' Equity

(in '000s)	Preferred Shares	Ordinary Common Shares	Restricted Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					3,166		3,166
Other comprehensive income						328	328
Share-based compensation				113			113
Stock options exercised				3			3
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					6,180		6,180
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of preferred shares	2,000						2,000
Warrants exercised		5		7,176			7,181
Other comprehensive loss						(3,181)	(3,181)
Share-based compensation				247			247
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Preferred dividends declared and paid				(2,145)			(2,145)
Other		3	(4)	(1)	(1)	(1)	(4)
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
As of March 6, 2014, there were 9,291,871 ordinary common shares outstanding and 132,863 restricted common shares outstanding, and 2,000,000 preferred shares issued and outstanding.
The holders of restricted voting shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway America, inc. ("KAI"), or its affiliated entities. The restricted voting common shares will convert to ordinary voting common shares in the event that these KAI owned shares are sold to non-affiliates of KAI.
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by KAI, a wholly-owned subsidiary of Kingsway Financial Services Inc., or other Kingsway subsidiaries (collectively ”Kingsway”) at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.

All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway. In the event that such shares are disposed of such that Kingsway’s beneficial interest is less than 10% of the issued and outstanding restricted voting common shares (which is now the case), the restricted voting common shares shall be converted into fully paid and non-assessable ordinary voting common shares. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway owned shares are sold to non-affiliates of the Company.

On August 1, 2013, Atlas repurchased 18,000,000 preferred shares owned by Kingsway pursuant to the Share Repurchase Agreement. Atlas recorded a $1.8 million benefit related to the discount on the repurchase of these shares from Kingsway.

On October 18, 2013 and on November 13, 2013, Kingsway notified the Company that it had sold 529,608 and 600,000 of its restricted shares, respectively, bringing its restricted share count to 132,863 or 1.4% of the outstanding common shares as of December 31, 2013.
During 2013, Atlas declared and paid $2.1 million in dividends earned through the preferred shares to Kingsway, the cumulative amount to which they were entitled through the end of July 2013.
During 2013, 1,327,840 warrants and 1,000 options were exercised which resulted in the issuance of 1,328,840 common shares.
The remaining outstanding preferred shares are not entitled to vote and are beneficially owned or controlled by Hendricks as of the year ended December 31, 2013. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from January 1, 2013 (the issuance date of the preferred shares).
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $90,000 as of the year ended December 31, 2013, or $0.01 per common share.

Book Value per Ordinary Share
Book value per ordinary share was as follows:

($ in '000s, except for shares and per share data)	December 31, 2013	December 31, 2012
Shareholders' equity	$63,698	$59,864
Preferred stock in equity	2,000	18,000
Accumulated dividends on preferred stock	90	1,620
Common equity	$61,608	$40,244
Shares outstanding	9,424,734	6,144,392
Book value per common share outstanding	$6.54	$6.55

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

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid to the sellers immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2,000,000 preferred shares) and $6.3 million in cash. This transaction did not impair our near-term liquidity.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at December 31, 2013, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

As of the year ended December 31,	2013	2012
Cash Used by Operating Activities	$(5,920)	$(20,741)
Cash (Used by) Provided by Financing Activities	(1,405)	3
Cash (Used by) Provided by Investing Activities	(2,776)	17,401
Net decrease in cash	$(10,101)	$(3,337)
Cash used in operations during the year ended December 31, 2013 was favorable relative to the year ended December 31, 2012 primarily as a result of fewer payments for claims. Cash used by investing activities during the year ended December 31, 2013 was lower relative to the year ended December 31, 2012 primarily as a result of the timing and nature of investment purchases and sales and reduced requirement of claim payments during the course of 2013.

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2013 and 2012. Our audits also included the financial statement schedules listed in Item 15 of the Company's Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Financial Holdings, Inc. as of December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Johnson Lambert LLP

Arlington Heights, Illinois
March 10, 2014

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in '000s, except for share and per share data)	December 31, 2013	December 31, 2012
Assets
Investments, available for sale
Fixed income securities, at fair value (Amortized cost $130,751 and $95,423)	$128,585	$98,079
Equity securities, at fair value (cost $258 and $1,563)	258	1,571
Other investments	1,234	1,262
Total Investments	130,077	100,912
Cash and cash equivalents	9,811	19,912
Accrued investment income	694	517
Accounts receivable and other assets (Net of allowance of $776 and $484)	37,944	21,923
Reinsurance recoverables on reserves	18,144	5,681
Reinsurance recoverables on on amounts paid	1,002	339
Prepaid reinsurance premiums	2,207	2,111
Deferred policy acquisition costs	6,674	3,764
Deferred tax asset, net	9,319	6,605
Intangible Assets	740	—
Software and office equipment, net	2,500	1,137
Assets held for sale	166	166
Total Assets	$219,278	$163,067

Liabilities
Claims liabilities	$101,385	$70,067
Unearned premiums	44,232	25,457
Due to reinsurers and other insurers	2,613	3,803
Other liabilities and accrued expenses	7,350	3,876
Total Liabilities	$155,580	$103,203

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2013 and18,000,000 shares issued and outstanding December 31, 2012. Liquidation value $1.00 per share	$2,000	$18,000
Ordinary common shares, par value per share $0.003, 266,666,667 shares authorized, 9,291,871 shares issued and outstanding at December 31, 2013 and 2,256,921 at December 31, 2012	28	4
Restricted common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at December 31, 2013 and 3,887,471 at December 31, 2012	—	14
Additional paid-in capital	169,595	152,769
Retained deficit	(106,496)	(112,676)
Accumulated other comprehensive (expense) income, net of tax	(1,429)	1,753
Total Shareholders’ Equity	63,698	59,864
Total Liabilities and Shareholders’ Equity	$219,278	$163,067

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in '000s, except for share and per share data)

Consolidated Statements of Income
	Year Ended December 31,
	2013	2012
Net premiums earned	$71,344	$38,709
Net investment income	2,141	2,453
Net investment gains	529	1,435
Other income	13	194
Total revenue	74,027	42,791
Net claims incurred	45,612	26,545
Acquisition costs	10,373	6,471
Other underwriting expenses	11,384	6,609
Expenses incurred related to Gateway acquisition	406	—
Total expenses	67,775	39,625
Income before income tax expense	6,252	3,166
Income tax expense	72	—
Net income attributable to Atlas	6,180	3,166
Add: Discount realized on preferred share buyback	1,800	—
Less: Preferred share dividends	619	810
Net income attributable to common shareholders	$7,361	$2,356

Basic weighted average common shares outstanding	8,007,458	6,144,281
Earnings per common share, basic	$0.92	$0.38
Diluted weighted average common shares outstanding	10,840,868	8,434,948
Earnings per common share, diluted	$0.74	$0.38

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$6,180	$3,166
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains	(4,354)	1,446
Reclassification to income of net realized (losses)	(469)	(948)
Effect of income tax expense (benefit)	1,642	(170)
Other comprehensive (loss) income for the period	(3,181)	328
Total comprehensive income	$2,999	$3,494

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in '000s)	Preferred Shares	Ordinary Common Shares	Restricted Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2011	$18,000	$4	$14	$152,652	$(115,841)	$1,425	$56,254
Net income					3,166		3,166
Other comprehensive income						328	328
Share-based compensation				113			113
Stock options exercised				3			3
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					6,180		6,180
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of preferred shares	2,000						2,000
Warrants exercised		5		7,176			7,181
Other comprehensive loss						(3,181)	(3,181)
Share-based compensation				247			247
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Preferred dividends declared and paid				(2,145)			(2,145)
Other		3	(4)	(1)	(1)	(1)	(4)
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000's)
	Year Ended December 31,
	2013	2012
Operating activities:
Net income	$6,180	$3,166
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of fixed assets	795	315
Share-based compensation expense	247	113
Amortization of deferred gain on sale of headquarters building	(43)	(26)
Deferred income taxes	(1,072)	—
Net realized gains	(433)	(1,435)
Loss in equity of investee	28	—
Amortization of bond premiums and discounts	1,092	921
Net changes for non-cash items:
Accounts receivable and other assets, net	(7,490)	(12,344)
Due from reinsurers and other insurers	(6,872)	2,127
Deferred policy acquisition costs	(1,676)	(744)
Other assets and accrued investment income	(14)	69
Claims liabilities	(4,891)	(21,576)
Unearned premiums	9,174	9,766
Due to reinsurers and other insurers	(1,476)	(1,898)
Accounts payable and accrued liabilities	531	805
Net cash flows used in operating activities	(5,920)	(20,741)

Investing activities:
Purchase of Gateway (net of cash acquired)	11,081	—
Purchases of investments	(69,328)	(54,720)
Proceeds from sale and maturity of investments	56,716	59,452
Sale of asets held for sale	—	13,342
Purchases of property and equipment and other	(1,245)	(673)
Net cash flows (used) provided by investing activities	(2,776)	17,401

Financing activities:
Preferred share buyback	(16,200)	—
Proceeds from initial public offering	9,756	—
Warrants exercised	7,181	—
Dividends paid	(2,145)	—
Options exercised	3	3
Net cash flows (used) provided by financing activities	(1,405)	3

Net change in cash and cash equivalents	(10,101)	(3,337)

Cash and cash equivalents, beginning of period	19,912	23,249
Cash and cash equivalents, end of period	$9,811	$19,912

See accompanying Notes to Consolidated Financial Statements.

Supplemental disclosure of cash information (in '000's):	Year Ended December 31,
	2013	2012
Cash paid for :
Interest	$129	—
Income taxes	1,430	$50

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas ordinary common shares had been listed on the TSXV under the symbol “AFH” since January 6, 2011. Atlas ordinary common shares became listed on the NASDAQ stock exchange on February 11, 2013 and continue to trade on this exchange under the same symbol. The Company delisted from the TSXV on June 5, 2013.
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. To conform to the current year presentation, certain amounts in the prior years’ consolidated financial statements and notes have been reclassified.
Beginning with the year ended December 31, 2012, Atlas has changed where certain items appear on its Consolidated Statements of Income and Comprehensive Income according to Rule 7-04 of Regulation S-X.
Summary of Significant Accounting Policies
Principles of consolidation - The consolidated financial statements include the accounts of Atlas and the entities it controls. Subsidiaries are entities over which Atlas, directly or indirectly, has the power to govern the financial and operating policies in order to obtain the benefits from their activities, generally accompanying an equity shareholding of more than one half of the voting rights. Subsidiaries are fully consolidated from the date on which control is transferred to Atlas and would be de-consolidated from the date that control ceases. The operating results of subsidiaries acquired or disposed of during the year will be included in the consolidated statements of income and comprehensive income from the effective date of acquisition and up to the effective date of disposal, as appropriate. All significant intercompany transactions and balances are eliminated in consolidation. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Atlas.
The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation that are included in consolidated financial statements:
American Insurance Acquisition Inc. (Delaware)
American Country Insurance Company (Illinois)
American Service Insurance Company, Inc. (Illinois)
Camelot Services, Inc. (Missouri) (beginning January 2, 2013) - See Note 3
Gateway Insurance Company (Missouri) (beginning January 2, 2013) - See Note 3
Classification of assets and liabilities - It is not customary in the insurance and financial services industries to classify assets and liabilities as current (settled in 1 year or less) and non-current (settled beyond 1 year). Assets and liabilities that could otherwise be classified as current include cash and cash equivalents, accrued investment income, accounts receivable and other assets, certain amounts due from reinsurers and other insurers, income tax receivable, deferred policy acquisition costs, assets held for sale, accounts payable and accrued expenses, due to reinsurers and other insurers. Balances that would otherwise be classified as non-current include deferred tax assets and office equipment. All other assets and liabilities include balances that are both current and non-current.

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
Under Accounting Standards Codification ("ASC"), with respect to an investment in an impaired debt security, other-than temporary impairment ("OTTI") occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the consolidated statements of income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the consolidated statements of income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts' reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If OTTI is identified, the equity security is adjusted to fair value through a charge to earnings. See Note 5 of the Consolidated Financial Statements for further discussion of the other-than-temporary impairment on equity securities.
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for investments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short,

Atlas does not rely on rating agency ratings to make investment decisions, but instead with the support of its independent investment advisors, performs independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of December 31, 2013, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies. The Company recognizes transfers between levels of the fair value hierarchy at the end of the period in which events occur impacting the availability of inputs to the fair value methodology.
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
Deferred policy acquisition costs ("DPAC") - Atlas defers producers’ commissions, premium taxes and other underwriting and costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.
When anticipated losses, loss adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2013 and December 31, 2012.
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
Office equipment and software – Office equipment is stated at historical cost less deprecation. Subsequent costs are included in the asset’s carrying amount or capitalized as a separate asset only when it is probable that future economic benefits will be realized. Repairs and maintenance are recognized as an expense during the period incurred. Depreciation on equipment is provided on a straight-line basis over the estimated useful lives which range from 5 years for vehicles, 5 years for furniture, 3 years for software and computer equipment and the term of the lease for leased equipment.
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
Share-based payments - Atlas has a stock-based compensation plan which is described fully in Note 12 of the Consolidated Financial Statements. Under U.S. GAAP, the fair-value method of accounting is used to determine and account for equity settled transactions and to determine stock-based compensation awards granted to employees and non-employees using the Black-Scholes option pricing model. Compensation expense is recognized over the period that the stock options vest, with a corresponding increase to additional paid in capital.
For option awards with graded vesting, expense is recognized on a straight line basis over the service period for the entire award.
Operating segments - Atlas is in a single operating segment – property and casualty insurance.

2. NEW ACCOUNTING STANDARDS
In September 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on testing goodwill for impairment. This guidance was intended to reduce the cost and complexity of the annual goodwill impairment test by allowing an entity to utilize more qualitative factors. The Company considered this guidance in the performance of its goodwill impairment test in the fourth quarter as of December 31, 2013.
In July 2012, the FASB issued amended guidance on testing indefinite lived intangible assets for impairment. This guidance is intended to reduce the cost and complexity of the annual impairment test by allowing an entity to utilize more qualitative factors. This guidance is effective for fiscal years beginning after September 15, 2012. This guidance did not affect the Company’s financial position, result of operations or cash flows.
3. ACQUISITION OF GATEWAY INSURANCE COMPANY
On January 2, 2013 we acquired Camelot Services, Inc. ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company, or Gateway, from Hendricks Holding Company, Inc., or Hendricks, an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

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

We began consolidating Gateway on January 1, 2013, therefore, Gateway's financial results have not been included in Atlas' financial results for the year ended December 31, 2012. However, the following unaudited pro forma summary presents Atlas' consolidated financial information as if Gateway had been acquired on January 1, 2012. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2012. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s)
Year Ended December 31,	2012
Revenue	$53,708
Net loss	$(1,346)

The values of certain assets and liabilities acquired are preliminary in nature and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, etc.. These valuations are to be finalized within one year of the close of the acquisition. When valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles or goodwill. Changes to the purchase price allocation are adjusted retrospectively in the Consolidated Financial Statements.The valuation of certain assets and liabilities acquired have been finalized since the acquisition occurred on January 1, 2013. The following table presents assets acquired and liabilities assumed from the Gateway acquisition based on the Company's assessment of fair value as of January 1, 2013:

(in '000s)
Purchase Consideration
Cash	$12,282
Preferred stock	2,000
Total	$14,282

Allocation of Purchase Price

Cash and investments	$45,421
Accounts receivable and other assets	9,249
Reinsurance recoverables	6,007
Intangible assets	740
Property and equipment	923
Deferred policy acquisition costs	1,234
Total Assets	$63,574

Claims liabilities	$36,209
Unearned premiums	9,601
Accounts payable and other liabilities	3,482
Total Liabilities	$49,292

Net assets acquired	$14,282
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an infinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the year ended December 31, 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the the first quarter of 2013. Atlas incurred $337,000 in one-time employee termination costs during the year ended December 31, 2013, plans for which were formulated in the same period, and also incurred $372,000 of additional interim transition/integration costs. These termination and transition/integration costs are included in "Other Underwriting Expenses" on the Consolidated Statements of Income and

Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. Activity related to the employee termination plan for the year ended December 31, 2013 is as follows (in '000s):

Employee Termination Costs
Balance - beginning of period	$—
Recognized in earnings	337
Spending	(337)
Balance - end of period	$—
4. EARNINGS PER SHARE
Earnings per ordinary and restricted common share (collectively, the "common shares") for the years ended December 31, 2013 and December 31, 2012 are as follows ($ in '000's except for share and per share amounts):

	2013	2012
Basic:
Net income attributable to Atlas	$6,180	$3,166
Add: Discount from preferred share buyback	1,800	—
Less: Preferred share dividends	619	810
Net income attributable to common shareholders for basic earnings per common share	$7,361	$2,356
Weighted average common shares outstanding	8,007,458	6,144,281
Basic earnings per common share	$0.92	$0.38

Diluted:
Net income attributable to Atlas	$6,180	$3,166
Add: Discount from preferred share buyback	1,800	—
Net income attributable to common shareholders for dilutive earnings per common share	$7,980	$3,166
Weighted average common shares outstanding	8,007,458	6,144,281
Dilutive potential ordinary shares:
Dilutive stock options outstanding	87,825	4,667
Dilutive warrants	1,158,085	—
Dilutive shares upon preferred share conversion	1,587,500	2,286,000
Dilutive average common shares outstanding	10,840,868	8,434,948
Dilutive earnings per common share	$0.74	$0.38
Diluted earnings per common share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the "if-converted" method).
As of the year ended December 31, 2013 there were no outstanding warrants and 18 million preferred shares were repurchased on August 1, 2013. Atlas’ dilutive potential ordinary shares consist of outstanding stock options to purchase ordinary common shares and 2,000,000 preferred shares potentially convertible to ordinary common shares at the option of the holder at any date after December 31, 2015 at the rate of 0.1270 ordinary common shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. As of the year ended December 31, 2013 and the year ended December 31, 2012, convertible preferred shares and stock options were deemed to be dilutive.
In computing the diluted earnings per share on a year to date basis, the Company included the dilutive impact of the convertible preferred shares that were redeemed during the third quarter of 2013 on a pro-rata basis for the period during which those convertible preferred shares were outstanding.  This dilutive impact increased the denominator in the full year 2013 diluted EPS computation by 1,333,500 shares; however, this has no impact on the actual earnings used for the numerator in the EPS computation.  The preferred shares redeemed decreased diluted earnings per share for the year by $0.10. Future diluted earnings per share computations will not be impacted by the convertible impact of the preferred shares redeemed.

5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equities and other investments are as follows (all amounts in '000s):

	December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,655	238	247	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,582	524	760	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage backed	51,008	173	1,524	49,657
	Other asset backed	12,093	15	9	12,099
	Total Fixed Income	$130,750	$748	$2,913	$128,585
	Equities	258	—	—	258
	Other investments	1,234	—	—	1,234
	Totals	$132,242	$748	$2,913	$130,077

	December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$15,313	$417	$3	$15,727
	Corporate
	Banking/Financial Services	10,576	376	5	10,947
	Consumer Goods	4,404	66	9	4,461
	Capital Goods	12,691	506	2	13,195
	Energy	4,208	159	—	4,367
	Telecommunications/Utilities	2,314	110	—	2,424
	Health Care	1,728	37	—	1,765
	Total Corporate	35,921	1,254	16	37,159
	Mortgage backed - Agency	19,681	461	6	20,136
	Mortgage backed - Commercial	20,387	433	7	20,813
	Total Mortgage backed	40,068	894	13	40,949
	Other asset backed	4,121	123	—	4,244
	Total Fixed Income	$95,423	$2,688	$32	$98,079
	Equities	1,563	8	—	1,571
	Other investments	1,262	—	—	1,262
	Totals	$98,248	$2,696	$32	$100,912
Atlas' other investment is in a limited partnership that primarily invests in income-producing real estate. Atlas' interest is not deemed minor and the investment is accounted for under the equity method of accounting. As of the year ended December 31, 2013, the carrying value was approximately $1.2 million versus approximately $1.3 million as of the year ended December 31, 2012. The carrying value of this investment is Atlas' share of the net book value, an amount that approximates fair value. Atlas receives dividends on a routine basis which approximate the income earned on the investment.

The following tables summarize carrying amounts of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of the year ended December 31, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$7,571	$43,693	$28,080	$49,241	$128,585
Percentage of total	5.9%	34.0%	21.8%	38.3%	100.0%

As of the year ended December 31, 2012	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$9,513	$23,124	$20,524	$44,918	$98,079
Percentage of total	9.7%	23.6%	20.9%	45.8%	100.0%
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
As a result of the above analysis performed by management to determine declines in fair value that may be other than temporary there was an impairment related to an equity position that was recorded in 2013. The Company reduced the fair value of its equity position by $311,000 and recorded an adjustment through the Consolidated Statements of Income and Comprehensive Income to account for this other than temporary impairment.
As of the year ended December 31, 2013, a portion of Atlas' portfolio was in an unrealized loss position. This was primarily driven by a rise in the 5-year US Treasury interest rates during the second half of 2013. All securities in an unrealized loss position as of December 31, 2013 and December 31, 2012 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position were $106.3 million at December 31, 2013 with a total temporary impairment relating to unrealized losses of $2.2 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
The following table summarizes the components of net investment income for the years ended December 31, 2013 and 2012 (all amounts in '000s):

	2013	2012
Total investment income
Interest income	$2,716	$2,757
Dividends	9	19
Income from other investments	(84)	55
Investment expenses	(500)	(378)
Net investment income	$2,141	$2,453

The following table summarizes the components of net investment realized gains for the years ended December 31:

	2013	2012
Fixed income securities	$351	$799
Equities (losses) / gains	178	636
Net investment realized gains	$529	$1,435

Collateral pledged:
At December 31, 2013, bonds and term deposits with a fair value of $14.5 million were on deposit with state and provincial regulatory authorities, versus $9.8 million at December 31, 2012. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At the year ended December 31, 2013, the amount of such pledged securities was $7.9 million versus $8.3 million at December 31, 2012. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
As of the year ended December 31, 2013, Atlas' allowance for bad debt was $776,000. Atlas' allowance for bad debt increased by $292,000 compared to $484,000 as of the year ended December 31, 2012. This increase does not relate to any specific uncollectible account but rather relates to formulaic modeling utilizing historic bad debt patterns and correlates to the increase in accounts receivable experienced during 2013.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as at the year ended December 31, 2013 and as of the year ended December 31, 2012 (all amounts in '000s):

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,624	$115,344	$617	$128,585
Equities	258	—	—	258
Other investments	—	—	1,234	$1,234
Totals	$12,882	$115,344	$1,851	$130,077

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income securities	$9,843	$88,002	$234	$98,079
Equities	1,571	—	—	1,571
Other investments	—	—	1,262	$1,262
Totals	$11,414	$88,002	$1,496	$100,912
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 or Level 3 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and the asset is the same at December 31, 2013 as at December 31, 2012. The other investment in Level 3 at December 31, 2013 is also the same as at December 31, 2012. Its effect on income has been immaterial during both 2013 and 2012. Both securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of December 31, 2013. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.

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
The insurance subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million and $2.4 million under the provisions of the Illinois Insurance Code and the Missouri Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus. As of December 31, 2013, all dividends required prior regulatory approval prior to distribution.
Net income computed under statutory-basis accounting was $1.6 million, $3.6 million and $2.1 million for American Country, American Service and Gateway, respectively. Net income for the year ended December 31, 2012 was $457,000 for American Country while American Service and Gateway generated net losses of $1.6 million and $12.1 million, respectively. Statutory capital and surplus of the insurance subsidiaries was $53.1 million and $52.2 million (without Gateway for 2012) at December 31, 2013 and 2012, respectively.

Atlas did not declare or pay any dividends to its common shareholders during the year ended December 31, 2013 or in the year ended December 31, 2012.
7. INCOME TAXES
The effective tax rate was 1.2% and 0.0% for the years ended December 31, 2013 and 2012, respectively, compared to the U.S. statutory income tax rate of 34% as shown below ($ in '000s):

	2013		2012
	Amount	%	Amount	%
Expected income tax expense at statutory rate	$2,126	34.0%	$1,076	34.0%
Change in valuation allowance	(2,802)	(44.8)%	(1,119)	(35.3)%
Nondeductible expenses	100	1.6%	48	1.5%
State tax (net of federal benefit)	47	0.8%	—	—%
Tax net operating loss limitation write-down (excluding valuation allowance)	626	10.0%	—	—%
Other	(25)	(0.4)%	(5)	(0.2)%
Total	$72	1.2%	$—	—%
Income tax expense consists of the following for the year ended December 31, 2013 and December 31, 2012:

	2013	2012
Current tax expense	$1,144	$—
Deferred tax benefit, net of change in valuation allowance	(1,072)	—
Total	$72	$—
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
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $15.3 million as of December 31, 2013. Book value per common share is unaffected by this event as the amount of lost net deferred tax assets of $578,000 were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The completion and filing of the Company's 2013 U.S. Federal tax return will determine the final adjustment.
The components of deferred income tax assets and liabilities as of December 31, 2013 and December 31, 2012 are as follows (all amounts in '000s):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Unpaid claims and unearned premiums	$4,783	$3,144
Taxable loss carry-forwards	15,265	16,128
Bad debts	264	164
Other	1,446	907
Valuation allowance	(9,446)	(11,242)
Total deferred tax assets, net of allowance	12,312	9,101

Deferred tax liabilities:
Investment securities	345	910
Deferred policy acquisition costs	2,269	1,280
Other	379	306
Total gross deferred tax liabilities	2,993	2,496
Net deferred tax assets	$9,319	$6,605
Amounts and expiration dates of the operating loss carry forwards as of December 31, 2013 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$11,378
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$44,897
Atlas established a valuation allowance of $9.4 million and $11.2 million for its gross deferred tax assets as of the year ended December 31, 2013 and as of the year ended December 31, 2012, respectively.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized or if it is deemed premature to conclude that these assets will be realized in the near future, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Atlas' assessment also considered the recent spin-off from prior ownership, the nature and extent of cumulative financial losses and trends in recent quarterly earnings. The Company has been reducing its valuation allowance against deferred tax assets by an amount equal to the amount of income tax expense generated for the period. The Company will continue this process until such time as management determines that certain specific events warrant a reassessment of this policy which could result in future reductions or the elimination of the valuation allowance. These events include but are not limited to continued underwriting profitability, the lack of significant prior year loss reserve development, continuing favorable market conditions, continued positive trend in taxable earnings, and other such indications deemed positive.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2013 or 2012. Tax years 2009 through 2013 are subject to examination by the Internal Revenue Service.
8. ASSETS HELD FOR SALE
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. The total sales price of the property, which was paid in cash, amounted to $14.0 million, less closing costs and related expenses of approximately $633,000. In connection with the sale, the Company also wrote down an accrual of approximately $792,000 held for real-estate taxes. Approximately $830,000 of the sales price was held in escrow for real-estate taxes. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $43,000 and $26,000 as an offset to rent expense for the years ended December 31, 2013 and 2012, respectively. Total rental expense recognized on the headquarters building was $699,000 and $357,000 for the years ended December 31, 2013 and 2012, respectively. There are two properties located in Alabama which are still for sale. These properties are listed for sale for amounts greater than carried values. Both were assets of Southern United Fire Insurance Company, which was merged into American Service in February 2010.
As of December 31, 2013, Atlas has the following cash obligations related to its lease of its headquarters building.
Lease Commitments Related to Headquarters Building (in '000s)

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$672	$692	$713	$281	$—	$2,358

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal-use software and capital assets at December 31 (excluding assets held for sale):

	2013	2012
Leasehold improvements	$501	$501
Internal use software	6,344	4,560
Computer equipment	1,750	1,505
Furniture and other office equipment	394	306
Total	8,989	6,872
Accumulated Depreciation	(6,489)	(5,735)
Balance, end of period	$2,500	$1,137

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
Gross premiums written and ceded premiums, losses and commissions as of and for the years ended December 31, 2013 and December 31, 2012 are as follows (all amounts in '000s):

	2013	2012
Gross premiums written	$93,060	$55,050
Ceded premiums written	12,580	6,472
Net premiums written	80,480	48,578

Ceded premiums earned	12,542	6,575
Ceded losses and loss adjustment expenses	4,883	3,628
Ceding commissions	2,241	5,441

Ceded unpaid losses and loss adjustment expenses	18,144	5,680
Prepaid reinsurance premiums	2,207	2,111
Other amounts due from reinsurers	1,003	340

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2013 and December 31, 2012 were as follows (all amounts in '000s):

As of the year ended December 31,	2013	2012
Unpaid claims, beginning of period	$70,067	$91,643
Less: reinsurance recoverable	5,680	7,825
Net beginning unpaid claims reserves	64,387	83,818
Net reserves acquired	29,923	—
Loss portfolio transfer	(5,919)	—

Incurred related to:
Current year	45,604	26,329
Prior years	8	216
	45,612	26,545
Paid related to:
Current year	12,874	8,925
Prior years	37,888	37,051
	50,762	45,976

Net unpaid claims, end of period	$83,241	$64,387
Add: reinsurance recoverable	18,144	5,680
Unpaid claims, end of period	$101,385	$70,067
The process of establishing the estimated provision for unpaid claims is complex and imprecise as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made. Atlas experienced minimal unfavorable prior year development in 2013 and 2012, reflected as incurred related to prior years in the table above. The unfavorable prior year development relates to various non-core lines.
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the year ended December 31, 2013 and December 31, 2012 follows (all prices in Canadian dollars):

	2013		2012
	Number	Avg. Price	Number	Avg. Price
Outstanding, beginning of period	133,955	$5.76	136,114	$5.70
Granted	91,668	6.45	—	—
Exercised	(1,000)	3.00	(922)	3.00
Expired	—	—	(1,237)	3.00
Outstanding, end of period	224,623	$6.05	133,955	$5.76
Information about options outstanding at December 31, 2013 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 11, 2013	January 11, 2023	91,668	22,917
January 18, 2011	January 18, 2021	123,255	61,628
March 18, 2010	March 18, 2020	9,700	9,700
Total		224,623	94,245
On January 11, 2013, Atlas granted options to purchase 91,668 ordinary shares of Atlas stock to officers at an exercise price of C$6.45 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 11, 2023.
On January 18, 2011, Atlas granted options to purchase 123,255 ordinary shares of Atlas stock to officers and directors at an exercise price of C$6.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 2.27% to 3.13%; dividend yield 0.0%; expected volatility 100%; expected life of 6 to 9 years.
In accordance with U.S. GAAP, Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Atlas recognized $247,000 and $113,000 in expense for the years ended December 31, 2013 and 2012, respectively, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense of $113,000 associated with the January 18, 2011 grant and $281,000 associated with the January 11, 2013 grant as of the year ended December 31, 2013 which will be recognized ratably through the next 2 years.
The weighted average exercise price of all the shares exercisable at December 31, 2013 and December 31, 2012 was C$6.05 and C$5.76 and the grants have a weighted average remaining life of 7.8 years. The outstanding stock options have an intrinsic value of $2.0 million as of the year ended December 31, 2013.
Warrants - On November 1, 2010, American Acquisition closed a private placement where it issued 1,327,840 subscription receipts for ordinary voting common shares of Atlas and warrants to purchase 1,327,840 ordinary voting common shares of Atlas for C$6.00 per share in connection with the merger. The subscription receipts were converted to Atlas ordinary common shares in connection with the merger. All the warrants were exercised on or before December 31, 2013 and 1,327,840 ordinary common shares were issued as a result. There were no warrants that had expired on December 31, 2013.
Atlas' closing stock price on December 31, 2013 was $14.72.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,500 for 2013 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2013. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $118,000 and $110,000, for the years ended December 31, 2013 and December 31, 2012, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary common shares as an initial participation incentive. Atlas will also pay administrative costs related to this plan. During the years ended December 31, 2013 and December 31, 2012, Atlas incurred costs related to the plan of $58,000 and $51,000, respectively.

14. SHARE CAPITAL
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary common shares and restricted common shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' common shares to meet certain listing requirements of the NASDAQ Capital Market. The share capital for the common shares is as follows:

As of December 31,		2013		2012
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	266,666,667	9,291,871	$28	2,256,921	$4
Restricted	33,333,334	132,863	—	3,887,471	14
Total common shares	300,000,001	9,424,734	$28	6,144,392	$18
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary common shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary common shares were offered by Atlas and 2,625,000 ordinary common shares were sold by Kingsway at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional ordinary common shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 ordinary common shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.

All of the issued and outstanding restricted common shares are beneficially owned or controlled by Kingsway. The restricted common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted common shares will convert to ordinary common shares in the event that these Kingsway owned shares are sold to non-affiliates of the Company.
During 2013, Atlas declared and paid $2.1 million in dividends earned through the preferred shares to Kingsway, the cumulative amount to which they were entitled through the end of July 2013.
On August 1, 2013, Atlas repurchased 18,000,000 preferred shares owned by Kingsway pursuant to the Share Repurchase Agreement. Atlas recorded a $1.8 million benefit related to the discount on the repurchase of these shares from Kingsway.

On October 18, 2013 and on November 13, 2013, Kingsway notified the Company that it had sold 529,608 and 600,000 of its restricted common shares, respectively, bringing its restricted common share count to 132,863 or 1.4% of the outstanding common shares as of December 31, 2013.
During 2013, 1,327,840 warrants and 1,000 options were exercised which resulted in the issuance of 1,328,840 common shares.
The remaining outstanding preferred shares are not entitled to vote and are beneficially owned or controlled by Hendricks as of the year ended December 31, 2013. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at two years from January 1, 2013 (the issuance date of the preferred shares).
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $90,000 as of the year ended December 31, 2013, or $0.01 per common share.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the year ended December 31, 2013 and December 31, 2012 (in '000s):

	2013	2012
Balance, beginning of period	$3,764	$3,020
Acquisition costs deferred	13,283	7,215
Amortization charged to income	10,373	6,471
Balance, end of period	$6,674	$3,764
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
As a result of the preferred shares repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement and the restricted shares sold by Kingsway on October 18, 2013 and on November 13, 2013, Atlas is no longer part of the Kingsway holding company system and therefore is not considered a related party to Kingsway as of December 31, 2013.

As at December 31, 2012, Atlas reported net amounts receivable from (payable to) affiliates as follows which are included within other assets and accounts payable and accrued expenses on the balance sheets (all amounts in '000s):

As of December 31,	2012
Kingsway America, Inc.	$43
Kingsway Amigo Insurance Company	1
Total	$44

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in ‘000s, except per share data)
	2013
	Q4	Q3	Q2	Q1
Gross premium written	$22,069	$32,075	$16,562	$22,354
Net premium earned	20,512	17,976	16,968	15,888
Underwriting income	1,753	1,096	828	298
Net income attributable to Atlas	2,178	1,699	1,701	602
Net income attributable to common shareholders	2,155	3,404	1,476	326
Basic earnings per common share	$0.25	$0.41	$0.18	$0.05
Diluted earnings per common share	$0.22	$0.39	$0.16	$0.04

(in ‘000s, except per share data)
	2012
	Q4	Q3	Q2	Q1
Gross premium written	$10,701	$23,353	$9,242	$11,754
Net premium earned	11,914	10,934	7,552	8,310
Underwriting income/(loss)	305	264	(868)	(617)
Net income attributable to Atlas	1,244	1,657	130	135
Net income/(loss) attributable to common shareholders	1,037	1,455	(72)	(64)
Basic earnings/(loss) per common share	$0.17	$0.24	$(0.01)	$—
Diluted earnings/(loss) per common share	$0.15	$0.24	$(0.01)	$—

18. SUBSEQUENT EVENTS

Stock and Option Grants

It is the Company’s objective to ensure alignment between incentives for directors and officers with the creation of shareholder value.  On February 28, 2014, Atlas granted 185,190 restricted shares under the Company’s equity incentive plan, all of which were granted to the Company’s directors.  This grant is a component of the Company’s director compensation plan.  To qualify, each director personally purchased $100,000 of Company stock during the second half of 2013.  The granted restricted shares vest equally on the anniversary of the grant date for the next five consecutive years.   Additional terms and conditions are set forth in the grant agreements which were filed as exhibits to the Company’s current report on Form 8-K filed on March 4, 2014.

On March 6, 2014, Atlas granted to certain executive officers (i) stock options to purchase 175,000 common shares, with an exercise price of $13.26 and a three year vesting period, and (ii) 37,700 fully-vested, unrestricted common shares. These grants were made under the Company's equity incentive plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2013, our president and chief executive officer and our vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B. Other Information
None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included under the section entitled “Corporate Governance Practices and Code of Ethics" in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Directors & Executive Officers".

The following table includes information as of December 31, 2013 with respect to Atlas' equity compensation plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	224,623 [1]	C$6.05	609,253 [2]
1 Summation of 224,623 shares outstanding under the March 18, 2010, January 18, 2011 and the January 11, 2013 equity compensation plans
2 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary shares)

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions “Related Person Transactions” and “Corporate Governance Practices and Code of Ethics – Determination of Independence of Nominees for Election” and " – Committees of the Board".

ITEM 14. Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions “Management Proposals to be Voted On – Proposal 2. Ratification of Appointment of Independent Registered Public Accountant”.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Item 8.
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Financial Position
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
(a) (2) The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K:

Schedules required to be filed under the provisions of Regulation S-X Article 7:
Schedule II - Condensed Financial Information of Registrant
Schedule IV - Reinsurance
Schedule V - Valuation and qualifying accounts
Schedule VI - Supplemental information concerning property - casualty insurance operations
All other schedules pursuant to Article 7 of Regulation S-X are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or in the notes thereto.

(a) (3) The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Exhibit	Description
3.1	Memorandum of Association of Atlas Financial Holdings, Inc. dated December 24, 2010 (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
3.2
Special Resolution amending Article Six of the Amended and Restated Memorandum of Association, filed with the Registrar of Companies in the Cayman Islands on January 29, 2013 (incorporated by reference from our current report on Form 8-K filed January 30, 2013)

4.1(1)	Specimen Ordinary Share Certificate
4.2(1)	Specimen Warrant Agreement
4.3	Articles of Association of Atlas Financial Holdings, Inc., dated December 24, 2010 (included in Exhibit 3.1 hereto)
10.1(1)	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011 *
10.2(1)	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012 *
10.3(1)	Employee Share Purchase Plan Agreement, as adopted June 1, 2011 *
10.4(1)	Defined Contribution Plan Document dated August 11, 2011 *
10.5
Transition Services Agreement between Kingsway Financial Services, Inc. and American Insurance Acquisition, Inc., dated December 31, 2010 (incorporated by reference from our annual report on Form 10-K/A for the year ended December 31, 2011 (amendment no. 1), filed on May 5, 2012)

10.6(2)	150 Northwest Point - Sale Agreement
10.7(2)	150 Northwest Point - Sale Agreement, Amendment 1
10.8(2)	150 Northwest Point - Sale Agreement, Amendment 2
10.9(2)	150 Northwest Point - Lease Agreement
10.10
Stock Purchase Agreement among Atlas Financial Holdings, Inc., and Hendricks Holding Company, Inc. dated as of October 24, 2012 (incorporated by reference from our current report on Form 8-K filed October 31, 2012)

10.11
Atlas Financial Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from our proxy statement relating to our 2013 annual meeting of shareholders, filed May 7, 2013) ("Equity Incentive Plan")*

10.12	First amendment to Equity Incentive Plan.*
10.13	Share Sale Agreement between Atlas Financial Holdings, Inc. and Kingsway America, Inc. dated August 1, 2013 (incorporated by reference from our current report on Form 8-K filed August 1, 2013)
10.14	Director Compensation and Stock Ownership Guidelines (incorporated by reference from our current report on Form 8-K filed June 20, 2013) *
10.15	Amendment to Director Compensation and Stock Ownership Guidelines (incorporated by reference from our registration statement filed on Form S-1 filed September 19, 2013) *
10.16
Amended and Restated Option Agreement, dated November 26, 2013, between Atlas Financial Holdings, Inc. and Jordon Kupinsky (incorporated by reference from our registration statement filed on Form S-8 filed November 27, 2013) *

10.17	Executed Underwriting Agreement, dated February 11, 2013 (incorporated by reference from our current report on Form 8-K filed February 15, 2013)
21	List of Subsidiaries (incorporated by reference from our registration statement filed on Form S-1 filed September 19, 2013)
23.1	Consent of Johnson Lambert LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.
(2) Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed on November 4, 2012.
(*) Management contracts and compensatory plans or agreements.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC. (Registrant)
/s/ Paul A. Romano By: Paul A. Romano (Vice President and Chief Financial Officer)
March 10, 2014
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 10, 2014
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 10, 2014
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 10, 2014
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 10, 2014
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 10, 2014
/s/ John T. Fitzgerald John T. Fitzgerald	Director	March 10, 2014

Schedule II – Condensed Financial Information of Registrant
Statements of Comprehensive Income

($ in thousands)	Year ended December 31,
	2013	2012
Net investment gain	$96	$—
Other underwriting expense	542	113
Loss from operations before income tax benefit	(446)	(113)
Income tax benefit	(67)	(1,158)
(Loss) income before equity in net income of subsidiaries	$(379)	$1,045
Equity in net income of subsidiaries	6,559	2,121
Net income	$6,180	$3,166

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in thousands)	December 31,
	2013	2012
Assets
Cash and cash equivalents	$289	$67
Accounts receivable and other assets	25	—
Deferred tax asset, net	215	104
Investment in subsidiaries	63,313	59,693
Total Assets	$63,842	$59,864

Liabilities
Other liabilities and accrued expenses	$144	$—
Total Liabilities	$144	$—

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2013 and18,000,000 shares issued and outstanding December 31, 2012. Liquidation value $1.00 per share	$2,000	$18,000
Ordinary common shares, par value per share $0.003, 266,666,667 shares authorized, 9,291,871 shares issued and outstanding at December 31, 2013 and 2,256,921 at December 31, 2012	28	4
Restricted common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at December 31, 2013 and 3,887,471 at December 31, 2012	—	14
Additional paid-in capital	169,595	152,768
Retained deficit	(106,496)	(112,675)
Accumulated other comprehensive (expense) income, net of tax	(1,429)	1,753
Total Shareholders’ Equity	63,698	59,864
Total Liabilities and Shareholders’ Equity	$63,842	$59,864

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

($ in '000's)	Year Ended December 31,
	2013	2012
Operating Activities
Net income (loss)	$6,180	$3,166
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(6,559)	(2,121)
Share-based compensation expense	247	113
Deferred income taxes	(112)	(1,158)
Net changes in operating assets and liabilities:
Other assets	(25)	52
Accounts payable and accrued liabilities	144	—
Net cash flows used in operating activities	(125)	52

Financing activities:
Preferred share buyback	(16,200)	—
Proceeds from initial public offering	9,756	—
Warrants exercised	7,181	—
Dividends paid	(2,145)	—
Dividends received	1,752
Options exercised	3	—
Net cash flows provided by financing activities	347	—
Net change in cash and cash equivalents	222	52
Cash and cash equivalents, beginning of year	67	15
Cash and cash equivalents, end of year	$289	$67
Cash paid for:
Interest	$129	—
Income taxes	25	—

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
Atlas has no material contingencies, long-term debt obligations or guarantees.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

(in '000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2013
Premiums earned	$83,358	(12,542)	528	71,344	0.7%

December 31, 2012
Premiums earned	$45,165	$(6,575)	$119	$38,709	0.3%

Schedule V – Valuation and qualifying accounts

(in '000s)	Balance at Beginning of Period	Charged to Expenses	Other additions	Deductions	Balance at End of Period
December 31, 2013
Allowance for uncollectible receivables	$484	$764	$281	$(753)	$776
Valuation allowance for deferred tax assets	11,242	—	1,006	(2,802)	9,446

December 31, 2012
Allowance for uncollectible receivables	$4,254	$52	$—	$(3,822)	$484
Valuation allowance for deferred tax assets	12,361	—	—	(1,119)	11,242

Schedule VI - Supplemental information concerning property-casualty insurance operations

(in '000s)	Year Ended December 31,
	2013	2012
Deferred policy acquisition costs	$6,674	$3,764
Reserves for insurance claims and claims expense	101,385	70,067
Unearned premiums	44,232	25,457
Earned premiums	71,344	38,709
Net investment income	2,141	2,453
Claims and claims adjustment expense incurred
Current year	45,604	26,329
Prior year	8	216
Amortization of deferred policy acquisition costs	10,373	6,471
Paid claims and claim adjustment expense	50,762	45,976
Gross premium written	93,060	55,050