Form 10-Q
period 2014-03-31
Atlas Financial Holdings, Inc.
filed 2014-05-09
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2014	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 9,610,586 shares of the Registrant's common stock outstanding as of May 6, 2014, of which 9,477,723 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 7,518,918 shares as of May 6, 2014 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $129,690 and $130,751)	$128,785	$128,585
Equity securities, at fair value (cost $252 and $258)	298	258
Other investments	3,372	1,234
Total Investments	132,455	130,077
Cash and cash equivalents	10,349	9,811
Accrued investment income	713	694
Accounts receivable and other assets (net of allowance of $510 and $776)	45,135	37,944
Reinsurance recoverables on amounts paid	6,527	6,921
Reinsurance recoverables on amounts unpaid	11,942	12,225
Prepaid reinsurance premiums	2,017	2,207
Deferred policy acquisition costs	7,540	6,674
Deferred tax asset, net	9,289	9,319
Intangible assets	740	740
Software and office equipment, net	2,698	2,500
Assets held for sale	166	166
Total Assets	$229,571	$219,278

Liabilities
Claims liabilities	$100,179	$101,385
Unearned premiums	51,302	44,232
Due to reinsurers and other insurers	2,564	2,613
Other liabilities and accrued expenses	8,131	7,350
Total Liabilities	$162,176	$155,580

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013. Liquidation value $1.00 per share	$2,000	$2,000

Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 9,477,723 shares issued and outstanding at March 31, 2014 and 9,291,871 shares issued and outstanding at December 31, 2013	29	28

Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—

Additional paid-in capital	170,237	169,595
Retained deficit	(104,304)	(106,496)
Accumulated other comprehensive loss, net of tax	(567)	(1,429)
Total Shareholders’ Equity	67,395	63,698
Total Liabilities and Shareholders’ Equity	$229,571	$219,278

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended
	March 31, 2014 (unaudited)	March 31, 2013 (unaudited)
Net premiums earned	$21,954	$15,888
Net investment income	779	613
Net investment (losses)/gains	(11)	93
Other income	2	4
Total revenue	22,724	16,598
Net claims incurred	13,919	10,261
Acquisition costs	3,090	2,270
Other underwriting expenses	3,523	3,059
Expenses incurred related to Gateway acquisition	—	406
Total expenses	20,532	15,996
Income from operations before income tax expense	2,192	602
Income tax expense	—	—
Net income attributable to Atlas	2,192	602
Less: Preferred share dividends	23	276
Net income attributable to common shareholders	$2,169	$326

Basic weighted average common shares outstanding	9,498,995	7,044,724
Earnings per common share, basic	$0.23	$0.05
Diluted weighted average common shares outstanding	9,883,555	7,062,409
Earnings per common share, diluted	$0.22	$0.05

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$2,192	$602

Other comprehensive income/(loss):
Changes in net unrealized gains/(losses)	1,268	(166)
Reclassification to income	38	(155)
Effect of income tax	(444)	109
Other comprehensive income/(loss) for the period	862	(212)
Total comprehensive income	$3,054	$390

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					602		602
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Other comprehensive loss						(212)	(212)
Share-based compensation				59			59
Preferred dividends declared and paid				(1,874)			(1,874)
Balance March 31, 2013 (unaudited)	$20,000	$20	$4	$160,703	$(112,073)	$1,541	$70,195

Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					2,192		2,192
Other comprehensive income						862	862
Share-based compensation		1		642			643
Balance March 31, 2014 (unaudited)	$2,000	$29	$—	$170,237	$(104,304)	$(567)	$67,395
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Three Month Period Ended
	March 31, 2014 (unaudited)	March 31, 2013 (unaudited)
Operating activities:
Net income	$2,192	$602
Adjustments to reconcile net income to net cash provided /(used) by operating activities:
Amortization of fixed assets	217	169
Share-based compensation expense	642	59
Amortization of deferred gain on sale of headquarters building	(11)	(11)
Deferred income taxes	(415)	—
Net realized loss/(gain)	11	(93)
(Gain)/loss in equity of investee	(137)	34
Amortization of bond premiums and discounts	230	294
Net changes for non-cash items:
Accounts receivable and other assets, net	(7,191)	(3,090)
Due from reinsurers and other insurers	867	(14,864)
Deferred policy acquisition costs	(866)	128
Other assets and accrued investment income	(19)	(115)
Claims liabilities	(1,206)	(385)
Unearned premiums	7,069	1,959
Due to reinsurers and other insurers	(48)	(858)
Accounts payable and accrued liabilities	792	360
Net cash flows provided/(used) in operating activities	2,127	(15,811)

Investing activities:
Purchase of Gateway (net of cash acquired)	—	11,126
Purchases of investments	(6,850)	(25,621)
Proceeds from sale and maturity of investments	5,666	26,429
Purchases of property and equipment and other	(406)	(147)
Net cash flows (used)/provided by investing activities	(1,590)	11,787

Financing activities:
Proceeds from U.S. initial public offering	—	9,756
Share based compensation	1	—
Dividends paid	—	(1,874)
Net cash flows provided by financing activities	1	7,882

Net change in cash and cash equivalents	538	3,858

Cash and cash equivalents, beginning of period	9,811	19,912
Cash and cash equivalents, end of period	$10,349	$23,770

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Atlas Financial Holdings, Inc. ("Atlas" or the "Company") commenced operations on December 31, 2010. The primary business of Atlas is underwriting commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage, subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
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
Atlas' ordinary voting common shares were previously listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” from January 6, 2011 to June 4, 2013, when Atlas' application for the voluntary delisting of its ordinary voting common shares from the TSXV was approved.
Atlas ordinary voting common shares became listed on the NASDAQ stock exchange on February 11, 2013, under the same symbol, AFH.
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary voting common shares and restricted voting common shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' common shares to meet certain listing requirements of the NASDAQ Capital Market. Unless otherwise noted, all historical share and per share values in this quarterly report on Form 10-Q reflect the one-for-three reverse stock split.
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.
The results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Atlas' Annual Report on Form 10-K for the year ended December 31, 2013, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.
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
The accounting policies followed in these unaudited condensed consolidated financial statements are comparable to those applied in Atlas' audited annual consolidated financial statements in the Annual Report on Form 10-K for the period ended December 31, 2013. Atlas has consistently applied the same accounting policies throughout all periods presented.

2. NEW ACCOUNTING STANDARDS
Presentation of Comprehensive Income - In February 2013, the FASB issued ASU 2013-02, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. Atlas adopted this guidance effective January 1, 2013. Atlas' adoption of this standard did not have a significant impact on its unaudited condensed consolidated financial statements.
3. ACQUISITION OF GATEWAY INSURANCE COMPANY
On January 2, 2013 Atlas acquired Camelot Services, Inc. ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary, Gateway, from Hendricks Holding Company, Inc. ("Hendricks"), an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

Under the terms of the stock purchase agreement, the purchase price equaled the tangible GAAP book value of Camelot Services at December 31, 2012, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2012. Additional consideration may be paid to the seller, or returned to Atlas by the seller, depending upon, among other things, the future development of Gateway's actual loss reserves for certain lines of business and the utilization of certain deferred tax assets, which expire 5 years and 20 years from the date of acquisition, respectively. Gateway also wrote a workers' compensation insurance program which is being run-off. However, an indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway's workers' compensation business was ceded to a third party captive reinsurer funded and collateralized by the seller as part of the transaction.

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

The Gateway acquisition was accounted for using the purchase method. Atlas began consolidating Gateway on January 1, 2013, therefore their financial results are included in Atlas' consolidated financial results for all periods reported.

The value of certain assets and liabilities acquired were subject to adjustment as additional information was obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations were finalized within 12 months of the close of the acquisition (not including loss reserve consideration). The changes upon finalization to the preliminary valuation of assets and liabilities resulted in an adjustment to identifiable intangible assets and goodwill. Changes to the purchase price allocation were adjusted in the first quarter of 2013. The following table presents assets acquired and liabilities assumed for the Gateway acquisition based on its estimated fair value on January 1, 2013.

(in $ '000s)
Purchase Consideration
Cash	$12,282
Preferred stock	2,000
Total	$14,282

Allocation of Purchase Price

Cash and investments	$45,421
Accounts receivable and other assets	9,249
Reinsurance recoverables	6,007
Intangible assets	740
Property and equipment	923
Value of business acquired	1,234
Total Assets	$63,574

Claims liabilities	$36,209
Unearned premiums	9,601
Accounts payable and other liabilities	3,482
Total Liabilities	$49,292

Net assets acquired	$14,282

The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an indefinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the three month periods ended March 31, 2014 or March 31, 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the three month period ended March 31, 2013.
Atlas also incurred $337,000 in one-time employee termination costs during the twelve month period ended December 31, 2013, plans for which were formulated and expenses recorded in the first quarter of 2013. These expenses are included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three month period ended March 31, 2013.
4. EARNINGS PER SHARE
Earnings per ordinary voting common share and restricted voting common share (collectively, the "common shares") for the three month periods ended March 31, 2014 and March 31, 2013 are as follows:

	Three Month Period Ended
(in $000's except for share and per share amounts)	March 31, 2014	March 31, 2013
Basic:
Net income attributable to Atlas	$2,192	$602
Less: Preferred share dividends	23	276
Net income attributable to common shareholders	$2,169	$326
Weighted average basic common shares outstanding	9,498,995	7,044,724
Basic earnings per common share	$0.23	$0.05
Diluted:
Weighted average basic common shares outstanding	9,498,995	7,044,724
Add:
Dilutive stock options outstanding	130,560	6,439
Dilutive warrants	—	11,246
Preferred shares	254,000	—
Dilutive average common shares outstanding	9,883,555	7,062,409
Dilutive earnings per common share	$0.22	$0.05
Diluted earnings per share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method).
In computing the diluted earnings per share for three month period ended March 31, 2013, the Company included the fully dilutive impact of the warrants using the "if-converted" method rather than the treasury stock method. This dilutive impact increased the denominator in the first quarter of 2013 diluted EPS computation by 1,316,588 shares; however, this has no impact on the actual earnings used for the numerator in the EPS computation. The table above excludes the dilutive impact of the warrants related to the "if-converted" method for the three month period ended March 31, 2013 and does apply the treasury method. As a result, there were 7,044,724 weighted average common shares outstanding used to compute basic earnings per share and 7,062,409 for diluted earnings per share. The previously reported diluted earnings per share for the period ended March 31, 2013 was $0.04.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding restricted stock units, stock options to purchase ordinary voting common shares, warrants to purchase ordinary voting common shares of Atlas (2013 only), and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2013 (18,000,000 preferred shares) and December 31, 2015 (2,000,000 preferred shares) at the rate of 0.1270 ordinary voting common shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three month period ended March 31, 2014, stock options and all of the remaining convertible preferred shares were deemed to be dilutive.

On July 7, 2013, Atlas entered into a non-binding letter of intent to purchase all outstanding preferred shares that were eligible for redemption (all 18,000,000 shares), for 90% of their liquidation value. Definitive agreements in connection with this transaction were executed on August 1, 2013 (collectively, the "Share Repurchase Agreement"). Upon execution of the Share Repurchase Agreement, an initial amount of $8.3 million (which included dividends accrued and declared through August 1, 2013) was paid against the total purchase price of $16.2 million, leaving a remaining amount due of $7.9 million, which carries a non-compounding annual interest rate of 4.5%. The remaining amount due, plus accrued interest, was paid during the fourth quarter of 2013 in accordance with the terms of the Share Repurchase Agreement.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity investments and other investments are as follows. Atlas' other investments are in limited partnerships. Atlas' interests in these investments are not deemed minor, and the Company uses the equity method of accounting. As of the three month period ended March 31, 2014, the carrying values of these other investments were approximately $3.4 million versus approximately $1.2 million as of the year ended December 31, 2013. The carrying values of these other investments was equal to Atlas' share of the net book value, an amount that approximates fair value (all amounts in '000s):

As of March 31, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$21,978	$47	$397	$21,628
	Corporate
	Banking/Financial Services	17,239	287	125	17,401
	Consumer Goods	5,031	44	42	5,033
	Capital Goods	14,195	282	98	14,379
	Energy	4,703	1	50	4,654
	Telecommunications/Utilities	3,856	82	14	3,924
	Health Care	1,950	—	55	1,895
	Total Corporate	46,974	696	384	47,286
	Mortgage backed - Agency	27,912	134	622	27,424
	Mortgage backed - Commercial	20,308	74	477	19,905
	Total Mortgage Backed	48,220	208	1,099	47,329
	Other Asset Backed	12,518	25	1	12,542
Total Fixed Income		129,690	976	1,881	128,785
Equities		252	46	—	298
Other		3,372	—	—	3,372
Totals		$133,314	$1,022	$1,881	$132,455

As of December 31, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,656	238	248	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,583	524	761	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other Asset Backed	12,093	15	9	12,099
Total Fixed Income		130,751	748	2,914	128,585
Equities		258	—	—	258
Other		1,234	—	—	1,234
Totals		$132,243	$748	$2,914	$130,077

The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of March 31, 2014	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$8,561	$48,263	$24,884	$47,077	$128,785
Percentage of total	6.6%	37.5%	19.3%	36.6%	100.0%

As of December 31, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$7,571	$43,693	$28,080	$49,241	$128,585
Percentage of total	5.9%	34.0%	21.8%	38.3%	100.0%
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other than temporary (equities may require more timely review in some cases). The analysis includes some or all of the following procedures as deemed appropriate by management:

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
The risks and uncertainties inherent in the assessment methodology utilized to determine declines in market value that are other than temporary include, but may not be limited to, the following:

◦	the opinion of professional investment managers could prove to be incorrect;

◦	the past trading patterns of individual securities may not reflect future valuation trends;

◦	the credit ratings assigned by independent credit rating agencies may prove to be incorrect due to unforeseen or unknown facts related to a company’s financial situation; and

◦	the debt service pattern of non-investment grade securities may not reflect future debt service capabilities and may not reflect a company’s unknown underlying financial problems.
There were no other than temporary impairments recorded in the three month period ended March 31, 2014 as a result of the above analysis performed by management. As of the three month period ended March 31, 2014, a portion of Atlas' portfolio was in an unrealized loss position. This was primarily driven by a rise in the 5-year US Treasury interest rate during the second quarter of 2013. All securities in an unrealized loss position as of March 31, 2014 and December 31, 2013 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position was $70.4 million at March 31, 2014 with a total temporary impairment relating to unrealized losses of $1.9 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
The following table summarizes the components of net investment income for the three months ended March 31, 2014 and 2013 (all amounts in '000s):

	Three Months Ended
	March 31, 2014	March 31, 2013
Total investment income
Interest income	$701	$726
Dividends	—	4
Income from other investments	187	—
Investment expenses	(109)	(117)
Net investment income	$779	$613

The following table summarizes the components of net investment gains for the three months ended March 31, 2014 and 2013 (all amounts in '000's):

	Three Months Ended
	March 31, 2014	March 31, 2013
Fixed income securities	$(17)	$93
Equities	6	—
Net investment realized (losses)/gains	$(11)	$93

Collateral pledged:
At March 31, 2014 and at December 31, 2013, bonds and term deposits with a fair value of $14.5 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At March 31, 2014 and at December 31, 2013, the amount of such pledged securities was $7.9 million. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

6. FINANCIAL AND CREDIT RISK MANAGEMENT
At March 31, 2014, Atlas' allowance for bad debt was $510,000. Atlas decreased its allowance for doubtful accounts by $266,000 in the three month period ended March 31, 2014 compared to the balance at December 31, 2013. This decrease does not relate to any specific uncollectible account but rather relates to formulaic modeling correlating to the changes in accounts receivable experienced during the three month period ended March 31, 2014.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of the period ended March 31, 2014 and as of the year ended December 31, 2013 (all amounts in '000s):

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,619	$115,453	$713	$128,785
Equities	298	—	—	298
Other investments	—	2,005	1,367	3,372
Totals	$12,917	$117,458	$2,080	$132,455

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,624	$115,344	$617	$128,585
Equities	258	—	—	258
Other investments	—	—	1,234	1,234
Totals	$12,882	$115,344	$1,851	$130,077
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 or Level 3 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and the asset is the same at March 31, 2014 as at December 31, 2013. In the three month period ended March 31, 2014, approximately $95,000 was recognized in investment income from this investment. The other investment in Level 3 at March 31, 2014 is also the same as at December 31, 2013. Its effect on income for the quarter ended March 31, 2014 was $132,000 . Both securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.

Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of March 31, 2014. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
At March 31, 2014 our insurance subsidiaries had a combined statutory surplus of $53.8 million and had combined net written premiums and combined net income for the three months ended March 31, 2014 of $29.2 million and $1.2 million, respectively.
At December 31, 2013 our insurance subsidiaries had a combined statutory surplus of $53.1 million and had combined net written premiums and combined net income for the twelve months ended December 31, 2013 of $80.5 million and $7.3 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2014 or in the year ended December 31, 2013.
7. INCOME TAXES
Due to the reversal of the valuation allowance which has offset our tax expense, Atlas' effective tax rate was 0.0% for the three month period ended March 31, 2014, and for the three month period ended March 31, 2013, compared to the U.S. statutory income tax rate of 34% as shown below (all amounts in '000s):

	Three Month Period Ended
	March 31, 2014		March 31, 2013
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$746	34.0%	$205	34.0%
Reversal of valuation allowance	(748)	(34.1)%	(345)	(57.2)%
Nondeductible expenses	2	0.1%	141	23.4%
Other	—	—%	(1)	(0.2)%
Provision for income taxes for continuing operations	$—	—%	$—	—%
Income tax expense consists of the following for the three month periods ended March 31, 2014 and March 31, 2013:

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Current tax expense	$415	$—
Deferred tax expense	333	345
Reversal of valuation allowance	(748)	(345)
Total	$—	$—
Upon the reverse merger transaction forming Atlas on December 31, 2010, a yearly limitation as required by Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) that applies to changes in ownership on the future utilization of Atlas’ net operating loss carry-forwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger which is believed more likely than not to be utilized in the future, after consideration of the valuation allowance.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares.
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $15.0 million as of March 31, 2014. Book value per common share was unaffected by this event, as the amount of lost net deferred tax assets of $578,000 were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The completion and filing of the Company's 2013 U.S. Federal tax return will determine the final adjustment.
Utilization of deferred tax assets related to net operating loss carryforwards were limited for the periods ended March 31, 2014 and March 31, 2013 due to IRC Section 382 annual limitations.  However, based upon taxable income generated for the periods ended March 31, 2014 and March 31, 2013, the Company reassessed the valuation allowance and reduced such valuation allowance in amounts in excess of the annual limitations based upon the expectation that these amounts will be realized.
The components of deferred income tax assets and liabilities as of March 31, 2014 and December 31, 2013 are as follows (all amounts in '000s):

	March 31, 2014	December 31, 2013
Deferred tax assets:
Taxable loss carry-forwards	$15,042	$15,265
Unpaid claims and unearned premiums	5,253	4,783
Bad debts	173	264
Other	1,249	1,446
Valuation allowance	(8,699)	(9,446)
Total deferred tax assets, net of allowance	13,018	12,312

Deferred tax liabilities:
Deferred policy acquisition costs	(2,564)	(2,269)
Investment securities	(786)	(345)
Other	(379)	(379)
Total gross deferred tax liabilities	(3,729)	(2,993)
Net deferred tax assets	$9,289	$9,319
Amounts and expiration dates of the operating loss carry forwards as of March 31, 2014 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$10,722
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$44,241
Atlas established a valuation allowance of $8.7 million and $9.4 million for its gross deferred tax assets as of the period ended March 31, 2014 and as of the year ended December 31, 2013, respectively.
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
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month period ended March 31, 2014 or the year ended December 31, 2013. Tax years 2010 and forward are subject to examination by the Internal Revenue Service.
8. OPERATING LEASE COMMITMENTS
As of March 31, 2014, Atlas has the following cash obligations related to its operating leases (all amounts in '000s):

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$873	$1,186	$845	$281	$—	$3,185

9. SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and capital assets at March 31, 2014 and December 31, 2013, excluding assets held for sale (all amounts in '000s):

As of:	March 31, 2014	December 31, 2013
Leasehold improvements	$501	$501
Internal use software	6,709	6,344
Computer equipment	1,770	1,750
Furniture and other office equipment	376	394
Total	9,356	8,989
Accumulated depreciation	(6,658)	(6,489)
Balance, end of period	$2,698	$2,500

Depreciation expense and amortization was $217,000 for the three month period ended March 31, 2014. For the year ended December 31, 2013 depreciation expense and amortization was $795,000.

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
Gross premiums written and ceded premiums, losses and commissions as of and for the three month periods ended March 31, 2014 and March 31, 2013 are as follows (all amounts in '000s):

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Gross premiums written	$31,224	$22,354
Less: Ceded premiums written	2,011	7,078
Net premiums written	29,213	15,276

Ceded premiums earned	2,201	4,507
Ceded losses and loss adjustment expenses	620	3,069
Ceding commissions	512	616

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2014 and March 31, 2013 were as follows (all amounts in '000s):

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Unpaid claims, beginning of period	$101,385	$70,067
Less: reinsurance recoverable	12,225	5,680
Net beginning unpaid claims reserves	89,160	64,387

Net reserves acquired	—	29,923

Incurred related to:
Current year	14,129	10,243
Prior years	(210)	19
	13,919	10,262

Paid related to:
Current year	2,189	1,656
Prior years	12,653	11,195
	14,842	12,851

Net unpaid claims, end of period	88,237	91,721
Add: reinsurance recoverable	11,942	14,170
Unpaid claims, end of period	$100,179	$105,891
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
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the three month periods ended March 31, 2014 and March 31, 2013 follows (prices in Canadian dollars designated with "C$"):

	Three Month Period Ended
	March 31, 2014			March 31, 2013
	Number		Avg. Price	Number		Avg. Price
Outstanding, beginning of period	224,623	C$	$6.05	133,955	C$	$5.76
Granted	175,000		$13.26	91,668	C$	$6.45
Exercised	—			—
Outstanding, end of period	399,623		*	225,623	C$	$6.05
* - Avg. Price not computed due to currency differences.
Information about options outstanding at March 31, 2014 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 18, 2020	9,700	9,700
January 18, 2011	January 18, 2021	123,255	123,255
January 11, 2013	January 11, 2023	91,668	30,557
March 6, 2014	March 6, 2024	175,000	—
Total		399,623	163,512
The options granted on March 18, 2010 have an exercise price of C$3.00 per share. These options were granted to directors of Atlas' predecessor company, JJR VI.

On January 18, 2011, Atlas granted options to purchase 123,255 ordinary voting common shares of Atlas stock to officers and directors at an exercise price of C$6.00 per share. The options vest 25% at date of grant and 25% on each of the next three anniversary dates and expire on January 18, 2021. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$3.72 per share.
On January 11, 2013, Atlas granted options to purchase 91,668 ordinary voting common shares under the Company’s stock option plan, all of which were granted to the Company’s officers. The granted options have an exercise price of C$6.45 and vest equally on the first, second and third anniversaries of the grant date. The options expire on January 11, 2023. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$4.54 per share.

On March 6, 2014, Atlas granted options to purchase 175,000 ordinary voting common shares under the Company’s Equity Incentive Plan, all of which were granted to the Company’s officers. The granted options have an exercise price of $13.26 and vest equally on the first, second and third anniversaries of the grant date. The options expire on March 6, 2024 . Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is $7.03 per share.
The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 1.88% to 3.18%; dividend yield 0.0%; expected volatility 38% to 100%; expected life of 6 to 10 years.
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the three month period ended March 31, 2014, Atlas recognized $97,000 in expense compared to $59,000 in the three month period ended March 31, 2013. Stock compensation expense is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to all option grants is $1.5 million as of the period ended March 31, 2014 which will be recognized over the next 35 months.
The weighted average exercise price of all the shares exercisable at March 31, 2014 is C$6.05 on outstanding options granted prior to December 31, 2013 and $13.26 on outstanding options granted after January 1, 2014 versus C$6.05 at December 31, 2013. The grants have a weighted average remaining life of 8.6 years and the stock options outstanding have an intrinsic value as of the period ended March 31, 2014 of $1.9 million.
In the second quarter of 2013, a new Equity Incentive Plan was approved by Shareholders at the Annual General Meeting. Atlas will cease to grant new stock options under the existing Stock Option Plan. The Equity Incentive Plan is a new securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted units, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see note 13) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the six-month period beginning on June 18, 2013 and ending on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”) which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The Company will incur $25,000 of compensation expense per month relating to these restricted grants for ordinary voting common shares. As of the three month period ended March 31, 2014 the Company has expensed $25,000.
Warrants - On November 1, 2010, 1,327,840 subscription receipts were issued in a private placement for ordinary voting common shares of Atlas as well as warrants to purchase 1,327,840 ordinary voting common shares of Atlas for C$6.00 per share. The subscription receipts were converted to Atlas ordinary voting common shares at Atlas' formation. During 2013, all outstanding warrants were exercised prior to their expiration on December 31, 2013.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $17,500 for 2014, to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2014. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant.

Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $32,000 and $34,000 for the three months ended March 31, 2014 and 2013, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 50% of the employee contribution up to 5% of annual earnings for a total maximum expense of 2.5% of annual earnings per participant. Atlas will also pay administrative costs related to this plan. Costs incurred related to this plan were $15,000 and $12,000 for the three months ended March 31, 2014 and 2013, respectively.
14. SHARE CAPITAL
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary voting common shares and restricted voting common shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas' ordinary voting common shares to meet certain listing requirements of the NASDAQ Capital Market. The share capital for the common shares is as follows:

		March 31, 2014		December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary Voting Common	266,666,667	9,477,723	$29	9,291,871	$28
Restricted Voting Common	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	9,610,586	$29	9,424,734	$28
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by Kingsway America Inc. ("KAI"), a wholly-owned subsidiary of Kingsway Financial Services Inc., or other Kingsway subsidiaries (collectively ”Kingsway”) at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.
During the three month period ended March 31, 2014, the Company issued 148,152 restricted grants for ordinary voting common shares and 37,700 fully vested ordinary voting common shares to directors and officers, respectively. The Company also issued 37,038 restricted stock units (RSU) to its non-US director. These shares and RSU's were granted under the Company's equity incentive plan.
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
There were 2,000,000 preferred shares outstanding at March 31, 2014, all are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors' at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing two years from January 1, 2013 (the issuance date of the preferred shares). Preferred shares are not entitled to vote.

During the three month period ended March 31, 2014, Atlas did not declare or pay dividends earned through the preferred shares. Hendricks earned $23,000 in dividends during the three month period ended March 31, 2014, and has $113,000 accrued through March 31, 2014 which remains unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the three month periods ended March 31, 2014 and March 31, 2013 (in '000s):

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Balance, beginning of period	$6,674	$3,764
Acquired in business combination	—	1,233
Acquisition costs deferred	3,956	2,143
Amortization charged to income	3,090	2,270
Balance, end of period	$7,540	$4,870
16. RELATED PARTY TRANSACTIONS
The business of Atlas is carried on through its insurance subsidiaries. Atlas’ insurance subsidiaries have been parties to various transactions with affiliates in the past, although activity in this regard has diminished over time. Related party transactions, including services provided or received by Atlas’ insurance subsidiaries, are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed upon by the parties. Such transactions typically include claims handling services, marketing services and commission payments. Management believes that consideration paid for such services approximates fair value.
As a result of the preferred shares repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement and the restricted voting common shares sold on October 18, 2013, Atlas is no longer considered part of the Kingsway holding company system and, therefore, no longer deemed a significant affiliate.
17. SUBSEQUENT EVENTS
On April 25, 2014, the Company filed a shelf registration on Form S-3 with the SEC, pursuant to which the Company may, from time to time, sell ordinary voting common shares, preferred shares, debt securities, warrants, depositary shares, stock purchase contracts, stock purchase units, or any combination thereof in one or more offerings.
On May 7, 2014, American Insurance Acquisition, Inc., a subsidiary of Atlas Financial Holdings, Inc., entered into a loan and security agreement (“Loan Agreement”) for a $10 million revolving loan facility. More information is available on Form 8-K as filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.
In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares and ordinary voting common shares when used to describe loss or book value per common share.
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
Although Atlas has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements contained herein are made as of the date of this report and Atlas disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements due to the inherent uncertainty in them.
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states and the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively write insurance in 40 states and the District of Columbia.
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
Other
The other line of business is comprised of Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, other liability and assigned risk business.
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
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of capital and income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate.
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

Atlas’ management incentive compensation plan is based on a return on equity ("ROE") target set annually by the Company’s board of directors.  The Company has reached its previously communicated minimum efficient operating scale of an annualized $50 to $60 million in earned premium and, therefore, anticipates that it is likely that the 2014 ROE targets will be reached and bonuses will be paid.  As a result, the Company intends to begin bonus accruals based on projected future payments that will be made throughout the year.  Atlas’ executive management team received 100% of their bonuses for 2013 in stock, as opposed to cash, in the first quarter of 2014.

II. CONSOLIDATED PERFORMANCE
First Quarter 2014 Financial Performance Summary (comparisons to First Quarter 2013 unless otherwise noted):

•	Gross premium written increased by 39.7%, which included an increase of 46.1% in our core commercial auto business

•	Premium related to core products was written in 39 states during the three month period ended March 31, 2014

•	The combined ratio improved by 4.6 percentage points to 93.5%

•	Underwriting results improved by $1.1 million

•	Operating income was $2.2 million for the three month period ended March 31, 2014 compared to $911,000 for the three month period ended March 31, 2013

•	Diluted earnings per common share was $0.22

•	Book value per common share on March 31, 2014 was $6.79, compared to $6.54 at December 31, 2013 and $6.20 at March 31, 2013

The following financial data is derived from Atlas’ consolidated financial statements for the three month periods ended March 31, 2014 and March 31, 2013.
Selected financial information (in '000s, except per share values)

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Gross premium written	$31,224	$22,354
Net premium earned	21,954	15,888
Losses on claims	13,919	10,261
Acquisition costs	3,090	2,270
Other underwriting expenses	3,523	2,722
Underwriting expenses related to the integration of Gateway	—	337
Net underwriting income	1,422	298
Net investment income	779	613
Income from operating activities, before tax	2,201	911
Less: Legal/professional fees incurred related to Gateway acquisition	—	406
Realized (losses)/gains and other income	(9)	97
Net income before tax	2,192	602
Income tax expense	—	—
Net income	$2,192	$602

Key Financial Ratios:
Loss ratio	63.4%	64.6%
Acquisition cost ratio	14.1%	14.3%
Other underwriting expense ratio	16.0%	19.2%
Combined ratio	93.5%	98.1%
Return on equity (annualized)	13.4%	3.7%
Return on common equity (annualized)	13.7%	2.9%
Operating income per common share	$0.22	$0.13
Diluted earnings per common share	$0.22	$0.05
Book value per common share, basic and diluted	$6.79	$6.20
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

First Quarter 2014 compared to First Quarter 2013:
Atlas’ combined ratio for the three month period ended March 31, 2014 was 93.5%, compared to 98.1% for the three month period ended March 31, 2013. For the three month period ended March 31, 2014, we incurred $827,000 of expense related to discretionary management incentive compensation which was paid in the first quarter of 2014, $500,000 of which was an amount in excess of the first quarter 2014 bonus accrual. The amount in excess of the accrual had an effect of approximately 2.3% on the underwriting expense and combined ratios for the three month period ended March 31, 2014.
There was a 46.1% increase in gross premium written related to core commercial lines for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013. The increased proportion of commercial auto policies, which historically have had more favorable overall underwriting results, coupled with pricing activity were the primary drivers for loss ratio improvement in 2014. The overall loss ratio for the three month period ended March 31, 2014 improved to 63.4% from 64.6% in the three month period ended March 31, 2013.
Atlas generated net investment income of $779,000 for the three month period ended March 31, 2014, as well as $9,000 of realized losses net of other income. This resulted in a 2.2% annualized yield for the three month period ended March 31, 2014.
Overall, Atlas generated net income of $2.2 million for the three month period ended March 31, 2014. After the dilutive impact of the convertible preferred shares, warrants (2013 only) and stock options, diluted earnings per common share in the three month period ended March 31, 2014 was $0.22. This compares to net income of $602,000 or diluted earnings per common share of $0.05 in the three month period ended March 31, 2013.
Eliminating the impact of the discretionary management incentive compensation expenses in excess of amounts accrued in the first quarter of 2014, on a pro-forma Non-GAAP basis, Atlas generated $0.27 of diluted earnings per share for the three month period ended March 31, 2014.
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see the notes to the condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead, with the support of its independent investment advisors, performs an independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of March 31, 2014, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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

IV. OPERATING RESULTS

Three month period ended March 31, 2014 compared to three month period ended March 31, 2013:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Period Ended
	March 31, 2014	March 31, 2013	% Change
Commercial automobile	$30,146	$20,639	46.1%
Surety	951	1,088	(12.6)%
Other	127	627	(79.8)%
	$31,224	$22,354	39.7%
First Quarter 2014
For the three month period ended March 31, 2014, gross premium written was $31.2 million compared to $22.4 million in the three month period ended March 31, 2013 and $22.1 million in the three month period ended December 31, 2013, representing a 39.7% increase and 41.5% increase, respectively. In the three month period ended March 31, 2014, gross premium written from commercial automobile was $30.1 million, representing an increase of 46.1% relative to the three month period ended March 31, 2013 and a 41.7% increase relative to the three month period ended December 31, 2013.
The $8.9 million improvement since first quarter of 2013 is attributable to Atlas' expansion of core lines of business in several key states, and a continuing positive response from both new and existing agents to Atlas' value proposition. The increase from the three month period ended December 31, 2013 can be attributed to seasonality of renewals in our key markets. As our book of business continues to grow and become more diversified, the impact of seasonality will be reduced.
As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 96.5% of gross premium written in the three month period ended March 31, 2014 compared to 92.3% during the three month period ended March 31, 2013 and 96.4% in the three month period ended December 31, 2013.
Commercial automobile insurance has outperformed the overall P&C industry in each of the past ten years based on data compiled by the National Association of Insurance Commissioners (NAIC). Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.
Geographic Concentration
Gross premium written by state ($ in '000s)

	Three Month Period Ended
	March 31, 2014		March 31, 2013
Illinois	$9,696	31.0%	$6,822	30.5%
New York	5,044	16.2%	2,495	11.2%
Michigan	2,934	9.4%	2,060	9.2%
Minnesota	1,503	4.8%	832	3.7%
Georgia	1,328	4.3%	1,236	5.5%
Texas	1,175	3.8%	819	3.7%
Ohio	1,134	3.6%	658	2.9%
California	947	3.0%	1,022	4.6%
Virginia	779	2.5%	522	2.3%
Louisiana	739	2.4%	622	2.8%
Other	5,945	19.0%	5,266	23.6%
Total	$31,224	100.0%	$22,354	100.0%
First Quarter 2014
Illinois had the most gross premium written during the three month period ended March 31, 2014, with 31% of Atlas’ gross premium written. Although Atlas' core lines of business are becoming increasingly diversified from a geographic standpoint on an annual basis, in the first quarter as a result of the significant volume of business written in Illinois, which is our most mature market and has a common January 1 renewal date for taxi business, 65.7% of gross premium written was generated in our five highest-volume states.
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended March 31, 2013, we experienced growth in gross premium written in 39 states in the three month period ended March 31, 2014. In 14 of those 39 states, we experienced quarter over quarter growth of greater than 100% due to our continued marketing and underwriting efforts.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written decreased 71.6% to $2.0 million for the three month period ended March 31, 2014 compared with $7.1 million for the three month period ended March 31, 2013 and increased 20.2% compared to $1.7 million for the three month period ended December 31, 2013. The reduction from the prior year first quarter is primarily due to the workers' compensation reinsurance agreement entered into as a result of the Gateway acquisition which ceded $5.3 million of premium related to the Gateway workers' compensation program.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 91.2% to $29.2 million for the three month period ended March 31, 2014 compared with $15.3 million for the three month period ended March 31, 2013 and increased 43.2% compared to the three month period ended December 31, 2013. As a percentage of the insurance subsidiaries’ overall book of business, virtually 100% of net premium written related to commercial auto. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $22.0 million in the three month period ended March 31, 2014, a 38.2% increase compared with $15.9 million in the three month period ended March 31, 2013 and a 7.0% increase relative to the three month period ended December 31, 2013. These increases are a result of the continued growth in our gross premiums written.
Net premiums earned related to core commercial lines increased by 42.0% in the three month period ended March 31, 2014 versus the three month period ended March 31, 2013 and 7.1% since the three month period ended December 31, 2013.
Claims Incurred
The loss ratio relating to the claims incurred in the three month period ended March 31, 2014 was 63.4% compared to 64.6% in the three month period ended March 31, 2013. Loss ratios improved in the three month period ended March 31, 2014 relative to prior periods primarily due to the increased percentage of commercial auto, which has historically had a better overall underwriting result, relative to total written premium. In both years, the excess taxi program contributed significantly to favorable loss results in the year as we expect better than average claim experience from this program. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net premium earned to be related to core lines of business moving forward. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
The increased proportion of commercial auto business in the past year, which historically has had more favorable overall underwriting results, coupled with price and underwriting initiatives, are the primary drivers for loss ratio improvement in 2014.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $3.1 million in the three month period ended March 31, 2014 or 14.1% of net premium earned, as compared to 14.3% in the three month period ended March 31, 2013 and 14.7% in the three month period ended December 31, 2013. These changes in acquisition costs are the result of the geographic and business mix of our gross premiums written as commission and tax rates vary.
Other Underwriting Expenses
The other underwriting expense ratio was 16.0% in the three month period ended March 31, 2014 compared to 19.2% in the three month period ended March 31, 2013 and 13.4% for the three month period ended December 31, 2013.
For the three month period ended March 31, 2013, we incurred $337,000 of severance costs related to former Gateway employees who were severed from Atlas during 2013. This had an effect of approximately 2.1% on the underwriting expense ratio on three month period ended March 31, 2013.
For the three month period ended March 31, 2014, we incurred $827,000 of expense related to discretionary management incentive compensation which was paid in the first quarter of 2014, $500,000 of which was an amount in excess of the first quarter 2014 discretionary bonus accrual. These expenses are included in the other underwriting expenses. The amount in excess of the accrual had an effect of approximately 2.3% on the underwriting expense ratio for the three month period ended March 31, 2014.

The other underwriting expense ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
Net Investment Income
Investment Results (in '000s)

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Average securities at cost	$142,858	$130,576
Interest income after expenses	$592	$609
Percent earned on average investments (annualized)	1.7%	1.9%
Net realized (losses) gains	$(11)	$93
Dividend income	—	4
Equity in investee	187	—
Net investment income	$768	$706
Total realized yield (annualized)	2.2%	2.2%
Investment income (excluding net realized gains) increased by 27.2% to $779,000 in the three month period ended March 31, 2014, compared to $613,000 in the three month period ended March 31, 2013. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 2.2% for the three month periods ended March 31, 2014 and March 31, 2013 and 1.2% for the three month period ended December 31, 2013.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio and the underwriting expense ratio. For the three month period ended March 31, 2014, we incurred $827,000 of expense related to discretionary management incentive compensation which was paid in the first quarter of 2014, $500,000 of which was an amount in excess of the first quarter 2014 discretionary bonus accrual. The amount in excess of the accrual had an effect of approximately 2.3% on the underwriting expense and combined ratios for the three month period ended March 31, 2014.
Atlas’ combined ratio for the three months ended March 31, 2014 and 2013 are summarized in the table below. 2014 combined ratio improvement is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, ‘Other Underwriting Expenses’ and ‘Net Premium Earned’ sections above.
Combined Ratios (in '000s)

Three Month Period Ended	March 31, 2014	March 31, 2013
Net premium earned	$21,954	$15,888
Underwriting expenses [1]	20,531	15,590
Combined ratio	93.5%	98.1%
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
Atlas' operating income for the three months ended March 31, 2014 and 2013 are summarized in the table below:

Operating Income (in '000's)

	Three Month Period Ended
	March 31, 2014	March 31, 2013
U.S. GAAP net income	$2,192	$602
Add: Expenses incurred related to Gateway acquisition	—	406
Less: Net realized (losses) gains	(11)	93
Less: Other income	2	4
Operating Income	$2,183	$911
The increase in operating income is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, ‘Other Underwriting Expenses’ and ‘Net Premium Earned’ sections above.
Net Realized Investment Gains (Losses)
Net realized investment losses in the three month period ended March 31, 2014 were $11,000 compared to net realized gains of $93,000 in the three month period ended March 31, 2013 and $8,000 of net realized gains in the three month period ended December 31, 2013. The difference is the result of management's decision to sell certain securities in the first quarter of 2013 to take advantage of favorable market conditions.
Other Income
Atlas recorded other income in the three month period ended March 31, 2014 of $2,000 compared to $4,000 for the three month period ended March 31, 2013.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $2.2 million in the three month period ended March 31, 2014, compared to pre-tax income of $0.6 million in the three month period ended March 31, 2013 and $2.2 million of income in the three month period ended December 31, 2013. Excluding the impact of the discretionary management incentive compensation expenses in excess of the amounts accrued of $500,000 which were paid in the first quarter of 2014, adjusted pre-tax income was $2.7 million for the three month period ended March 31, 2014.
Income Tax Expense
Atlas recognized no tax expense in the three month period ended March 31, 2014 and the three month period ended March 31, 2013 due to the reversal of the valuation allowance which has offset our tax expense for these periods. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three month periods ended March 31, 2014 and 2013:
Tax Rate Reconciliation (in '000s)

	Three Month Period Ended
	March 31, 2014		March 31, 2013
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$746	34.0%	$205	34.0%
Reversal of valuation allowance	(748)	(34.1)%	(345)	(57.2)%
Nondeductible expenses	2	0.1%	141	23.4%
Other	—	—%	(1)	(0.2)%
Total	$—	—%	$—	—%
Net Income and Earnings per Common Share
Atlas had net income of $2.2 million during the three month period ended March 31, 2014 versus $602,000 during the three month period ended March 31, 2013 and $2.2 million for the three month period ended December 31, 2013. After taking the impact of the liquidation preference of the preferred shares into consideration, diluted earnings per common share in the three month period ended March 31, 2014 was $0.22 versus $0.05 in the three month period ended March 31, 2013 and $0.22 in the three month period ended December 31, 2013.
Eliminating the impact of the discretionary management incentive compensation expenses in excess of amounts accrued in the first quarter of 2014, on a pro-forma Non-GAAP basis, Atlas generated $0.27 of diluted earnings per share for the three month period ended March 31, 2014.

For the three month period ended March 31, 2014, there were 9,498,995 weighted average common shares outstanding used to compute basic earnings per share and 9,883,555 used for diluted earnings per share.
The following chart illustrates Atlas’ potential dilutive common shares:

	Three Month Period Ended
	March 31, 2014	March 31, 2013
Weighted average common shares outstanding	9,498,995	7,044,724
Dilutive potential ordinary shares:
Dilutive stock options	130,560	6,439
Dilutive warrants	—	11,246
Dilutive shares upon preferred share conversion	254,000	—
Dilutive average common shares outstanding	9,883,555	7,062,409

In computing the diluted earnings per share for three month period ended March 31, 2013, the Company included the fully dilutive impact of the warrant using the "if-converted" method rather than the treasury stock method. This dilutive impact increased the denominator in the first quarter of 2013 diluted EPS computation by 1,316,588 shares; however, this has no impact on the actual earnings used for the numerator in the EPS computation. Excluding the dilutive impact of the warrants related to the "if-converted" method for the three month period ended March 31, 2013 and applying the treasury method, there were 7,044,724 weighted average common shares outstanding used to compute basic earnings per share and 7,062,409 for diluted earnings per share. The previously reported diluted earnings per share for the period ended March 31, 2013 was $0.04.

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
Portfolio Composition
Atlas held securities with a fair value of $132.5 million as of March 31, 2014, which were primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

As of March 31, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$21,978	$47	$397	$21,628
	Corporate
	Banking/Financial Services	17,239	287	125	17,401
	Consumer Goods	5,031	44	42	5,033
	Capital Goods	14,195	282	98	14,379
	Energy	4,703	1	50	4,654
	Telecommunications/Utilities	3,856	82	14	3,924
	Health Care	1,950	—	55	1,895
	Total Corporate	46,974	696	384	47,286
	Mortgage backed - Agency	27,912	134	622	27,424
	Mortgage backed - Commercial	20,308	74	477	19,905
	Total Mortgage Backed	48,220	208	1,099	47,329
	Other Asset Backed	12,518	25	1	12,542
Total Fixed Income		129,690	976	1,881	128,785
Equities		252	46	—	298
Other		3,372	—	—	3,372
Totals		$133,314	$1,022	$1,881	$132,455

	As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,656	238	248	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,583	524	761	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other Asset Backed	12,093	15	9	12,099
	Total Fixed Income	130,751	748	2,914	128,585
	Equities	258	—	—	258
	Other	1,234	—	—	1,234
	Totals	$132,243	$748	$2,914	$130,077

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Due in less than one year	$8,561	6.6%	$7,571	5.9%
Due in one through five years	48,263	37.5%	43,693	34.0%
Due after five through ten years	24,884	19.3%	28,080	21.8%
Due after ten years	47,077	36.6%	49,241	38.3%
Total	$128,785	100.0%	$128,585	100.0%
As of the three month period ended March 31, 2014, 44.1% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.9 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders and reinsurers. It monitors concentration and credit quality risk through policies designed to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company's insurance policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has protocols to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 87.3% rated ‘A’ or better as of the period ended March 31, 2014 compared to 88.3% as of the year ended December 31, 2013.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$73,812	57.6%	$76,616	59.9%
AA/Aa	14,622	11.4%	12,733	10.0%
A/A	23,434	18.3%	23,624	18.4%
BBB/Baa	16,204	12.7%	14,995	11.7%
Total Securities	$128,072	100.0%	$127,968	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the three month period ended March 31, 2014 or the three month period ended March 31, 2013.
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
The total fair value of the securities currently in an unrealized loss position is $70.4 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of the period ended March 31, 2014, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $66,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $30,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $5.1 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $18.5 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of the period ended March 31, 2014 as compared to $19.1 million as of the year ended December 31, 2013. The decrease is attributable to collections during the first quarter of 2014.
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
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of:	March 31, 2014	December 31, 2013
Deferred tax assets:
Taxable loss carry-forwards	$15,042	$15,265
Unpaid claims and unearned premiums	5,253	4,783
Bad debts	173	264
Other	1,249	1,446
Valuation allowance	(8,699)	(9,446)
Total deferred tax assets, net of allowance	$13,018	$12,312

Deferred tax liabilities:
Deferred policy acquisition costs	$(2,564)	$(2,269)
Investment securities	(786)	(345)
Other	(379)	(379)
Total gross deferred tax liabilities	(3,729)	(2,993)
Net deferred tax assets	$9,289	$9,319
Atlas established a valuation allowance of approximately $8.7 million and $9.4 million for its gross future deferred tax assets as of the period ended March 31, 2014 and as of the year ended December 31, 2013, respectively.
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
Atlas has the following total net operating loss carry-forwards as of the period ended March 31, 2014:

Net operating loss carry-forward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$10,722
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$44,241
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of the period ended March 31, 2014 and as of the year ended December 31, 2013. The provision for unpaid claims decreased by 1.2% to $100.2 million as of the period ended March 31, 2014 compared to $101.4 million as of the year ended December 31, 2013. During the three month period ended March 31, 2014, case reserves increased by 4.3% compared to December 31, 2013, and IBNR reserves decreased by 17.0%. Overall, payments and settlements of claims from prior years outpaced current year incurred amounts.
Provision for unpaid claims by type - gross ($ in '000s)

As of:	March 31, 2014	December 31, 2013	YTD% Change
Case reserves	$78,493	$75,260	4.3%
IBNR	21,686	26,125	(17.0)%
Total	$100,179	$101,385	(1.2)%

Provision for unpaid claims by line of business – gross ($ in '000s)

As of:	March 31, 2014	December 31, 2013	YTD% Change
Non-standard auto	$2,112	$2,846	(25.8)%
Commercial auto	81,371	80,903	0.6%
Other	16,696	17,636	(5.3)%
Total	$100,179	$101,385	(1.2)%

Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	March 31, 2014	December 31, 2013	YTD% Change
Non-standard Auto	$2,112	$2,846	(25.8)%
Commercial Auto	77,277	76,750	0.7%
Other	8,848	9,564	(7.5)%
Total	$88,237	$89,160	(1.0)%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2014 and March 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Unpaid claims, beginning of period	$101,385	$70,067
Less: reinsurance recoverable	12,225	5,680
Net beginning unpaid claims reserves	89,160	64,387

Net reserves acquired	—	29,923

Incurred related to:
Current year	14,129	45,604
Prior years	(210)	8
	13,919	45,612

Paid related to:
Current year	2,189	12,874
Prior years	12,653	37,888
	14,842	50,762

Net unpaid claims, end of period	88,237	89,160
Add: reinsurance recoverable	11,942	12,225
Unpaid claims, end of period	$100,179	$101,385
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
Restructuring
We incurred $337,000 in one-time employee termination costs during the three month period ended March 31, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. $337,000 represents the entirety of the expected expense related to this plan. We expect the impact of the restructuring on future results of operations, liquidity and sources and uses of capital resources to be favorable.
Off-balance sheet arrangements
As of March 31, 2014, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$873	$1,186	$845	$281	$—	$3,185
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the three month periods ended March 31, 2014 and March 31, 2013:

Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					602		602
U.S. Initial Public Offering		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Other comprehensive loss						(212)	(212)
Share-based compensation				59			59
Preferred dividends declared and paid				(1,874)			(1,874)
Balance March 31, 2013 (unaudited)	$20,000	$20	$4	$160,703	$(112,073)	$1,541	$70,195

Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					2,192		2,192
Other comprehensive income						862	862
Share-based compensation		1		642			643
Balance March 31, 2014 (unaudited)	$2,000	$29	$—	$170,237	$(104,304)	$(567)	$67,395
As of May 6, 2014, there were 9,477,723 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, 37,038 restricted stock units, and 2,000,000 preferred shares issued and outstanding.
The holders of restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by KAI, or its affiliated entities. The restricted voting common shares will convert to ordinary voting common shares in the event that these KAI owned shares are sold to non-affiliates of KAI.
There were 2,000,000 preferred shares outstanding at March 31, 2014, all are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors' at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing two years from January 1, 2013 (the issuance date of the preferred shares). Preferred shares are not entitled to vote.
During the three month period ended March 31, 2014, Atlas did not declare or pay dividends earned through the preferred shares. Hendricks earned $23,000 in dividends during the three month period ended March 31, 2014 and has $113,000 accrued through March 31, 2014 which remains unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.

Book Value per Common Share
Book value per common share was as follows:

As of: (in '000s, except for shares and per share data)	March 31, 2014	December 31, 2013
Shareholders' equity	$67,395	$63,698
Preferred stock in equity	2,000	2,000
Accumulated dividends on preferred stock	113	90
Common equity	$65,282	$61,608
Shares outstanding	9,610,586	9,424,734
Book value per common share outstanding	$6.79	$6.54

Year-to-date in 2014, book value changed relative to December 31, 2013 as follows: an increase of $0.14 related to net income after tax, an increase of $0.09 related to change in net realized gains/losses after tax, an increase of $0.08 related to the change in deferred tax valuation allowance, and a decrease of $0.06 related to share based compensation.

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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at March 31, 2014, other than the amounts due under the preferred share redemption, Atlas did not have any other outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures, other than the disclosed repurchase of the preferred shares pursuant to the Share Repurchase Agreement, which occurred on August 1, 2013.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

For the Three and Twelve Month Periods Ended	March 31, 2014	December 31, 2013
Cash Provided/(Used) by Operating Activities	$2,127	$(5,920)
Cash Provided/(Used) by Financing Activities	1	(1,405)
Cash Provided/(Used) by Investing Activities	(1,590)	(2,776)
Net increase in cash	$538	$(10,101)
Cash provided by operations during the three month period ended March 31, 2014 was primarily due to an increase in net income. Cash provided by investing activities during the three month period ended March 31, 2014 was primarily as a result of the increase in the cash and invested assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended March 31, 2014, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 1A.	Risk Factors.
Not applicable.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.    Exhibits.

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

Date:	Atlas Financial Holdings, Inc.
May 9, 2014	(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer