Form 10-Q/A
period 2014-03-31
Atlas Financial Holdings, Inc.
filed 2014-05-09
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Original Form 10-Q”), is to submit Exhibit 101 - Interactive Data File.  This amendment also includes the exhibits previously attached to the Original Form 10-Q.  No other changes have been made to the Original Form 10-Q.

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