Form 10-Q
period 2014-06-30
Atlas Financial Holdings, Inc.
filed 2014-08-05
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2014	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 11,771,586 shares of the Registrant's common stock outstanding as of August 1, 2014, of which 11,638,723 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 9,400,552 shares as of August 1, 2014 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $125,822 and $130,751)	$126,287	$128,585
Equity securities, at fair value (cost $252 and $258)	255	258
Other investments	8,986	1,234
Total Investments	135,528	130,077
Cash and cash equivalents	42,146	9,811
Accrued investment income	666	694
Accounts receivable and other assets (net of allowance of $686 and $776)	39,258	37,944
Reinsurance recoverables on amounts paid	4,979	6,921
Reinsurance recoverables on amounts unpaid	11,369	12,225
Prepaid reinsurance premiums	1,543	2,207
Deferred policy acquisition costs	7,289	6,674
Deferred tax asset, net	9,670	9,319
Intangible assets	740	740
Software and office equipment, net	2,828	2,500
Assets held for sale	166	166
Total Assets	$256,182	$219,278

Liabilities
Claims liabilities	$99,305	$101,385
Unearned premiums	48,876	44,232
Due to reinsurers and other insurers	2,060	2,613
Other liabilities and accrued expenses	9,786	7,350
Total Liabilities	$160,027	$155,580

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013. Liquidation value $1.00 per share	$2,000	$2,000

Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,638,723 shares issued and outstanding at June 30, 2014 and 9,291,871 shares issued and outstanding at December 31, 2013	35	28

Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—

Additional paid-in capital	195,556	169,595
Retained deficit	(101,745)	(106,496)
Accumulated other comprehensive income/(loss), net of tax	309	(1,429)
Total Shareholders’ Equity	96,155	63,698
Total Liabilities and Shareholders’ Equity	$256,182	$219,278

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)
Net premiums earned	$23,306	$16,968	$45,260	$32,856
Net investment income	679	547	1,458	1,159
Net investment gains	97	395	86	488
Other income	—	3	2	8
Total revenue	24,082	17,913	46,806	34,511
Net claims incurred	14,422	10,957	28,341	21,218
Acquisition costs	3,476	2,227	6,566	4,497
Other underwriting expenses	3,525	2,956	7,048	6,015
Expenses incurred related to Gateway acquisition	—	—	—	406
Total expenses	21,423	16,140	41,955	32,136
Income from operations before income tax expense	2,659	1,773	4,851	2,375
Income tax expense	100	72	100	72
Net income attributable to Atlas	2,559	1,701	4,751	2,303
Less: Preferred share dividends	23	225	46	501
Net income attributable to common shareholders	$2,536	$1,476	$4,705	$1,802

Basic weighted average common shares outstanding	10,597,515	8,131,450	10,051,291	7,591,092
Earnings per common share, basic	$0.24	$0.18	$0.47	$0.24
Diluted weighted average common shares outstanding	11,007,639	11,003,849	10,448,492	10,399,880
Earnings per common share, diluted	$0.23	$0.15	$0.45	$0.22

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$2,559	$1,701	$4,751	$2,303

Other comprehensive income/(loss):
Changes in net unrealized gains/(losses)	1,253	(3,860)	2,521	(4,026)
Reclassification to income	74	(55)	112	(210)
Effect of income tax	(451)	1,331	(895)	1,440
Other comprehensive income/(loss) for the period	876	(2,584)	1,738	(2,796)
Total comprehensive income/(loss)	$3,435	$(883)	$6,489	$(493)

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					2,303		2,303
U.S. Initial Public Offering, net of offering costs		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Warrants exercised				409			409
Other comprehensive loss						(2,796)	(2,796)
Share-based compensation				122			122
Preferred dividends declared and paid				(2,076)			(2,076)
Balance June 30, 2013 (unaudited)	$20,000	$20	$4	$160,973	$(110,372)	$(1,043)	$69,582

Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					4,751		4,751
U.S. Public Offering, net of offering costs		6		25,019			25,025
Other comprehensive income						1,738	1,738
Share-based compensation		1		942			943
Balance June 30, 2014 (unaudited)	$2,000	$35	$—	$195,556	$(101,745)	$309	$96,155

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Six Month Periods Ended
	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)
Operating activities:
Net income	$4,751	$2,303
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of fixed assets	432	345
Share-based compensation expense	943	122
Amortization of deferred gain on sale of headquarters building	(21)	(21)
Deferred income taxes	(1,247)	—
Net realized gains	(86)	(488)
(Gain)/loss in equity of investee	(252)	14
Amortization of bond premiums and discounts	432	549
Net changes for non-cash items:
Accounts receivable and other assets, net	(1,314)	993
Due from reinsurers and other insurers	3,462	(12,315)
Deferred policy acquisition costs	(615)	336
Other assets and accrued investment income	28	14
Claims liabilities	(2,080)	(1,055)
Unearned premiums	4,644	(1,805)
Due to reinsurers and other insurers	(553)	(1,535)
Accounts payable and accrued liabilities	2,457	104
Net cash flows provided by/(used in) operating activities	10,981	(12,439)

Investing activities:
Acquisition of Gateway (net of cash acquired)	—	11,083
Purchases of investments	(17,435)	(47,426)
Proceeds from sale and maturity of investments	14,515	46,304
Purchases of property and equipment and other	(751)	(265)
Net cash flows (used in)/provided by investing activities	(3,671)	9,696

Financing activities:
Proceeds from public offering, net of offering costs	25,025	9,756
Warrants exercised	—	409
Dividends paid	—	(2,076)
Net cash flows provided by financing activities	25,025	8,089

Net change in cash and cash equivalents	32,335	5,346

Cash and cash equivalents, beginning of period	9,811	19,912
Cash and cash equivalents, end of period	$42,146	$25,258

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results expected for the full calendar year.
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
None.
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

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2,000,000 preferred shares) and $6.3 million in cash. The agreement includes contractual protections to offset up to $2.0 million of future reserve development. Atlas has also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development. As of June 30, 2014, there have been no additional developments that would require additional consideration to or from Hendricks.

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

The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an indefinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the three or six month periods ended June 30, 2014 or June 30, 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the six month period ended June 30, 2013.
Atlas also incurred $337,000 in one-time employee termination costs during the twelve month period ended December 31, 2013, plans for which were formulated and expenses recorded in the first quarter of 2013. These expenses are included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the six month period ended June 30, 2013.
4. EARNINGS PER SHARE
Earnings per ordinary voting common share and restricted voting common share (collectively, the "common shares") for the three and six month periods ended June 30, 2014 and June 30, 2013 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in $000's except for share and per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic:
Net income attributable to Atlas	$2,559	$1,701	$4,751	$2,303
Less: Preferred share dividends	23	225	46	501
Net income attributable to common shareholders	$2,536	$1,476	$4,705	$1,802
Weighted average basic common shares outstanding	10,597,515	8,131,450	10,051,291	7,591,092
Basic earnings per common share	$0.24	$0.18	$0.47	$0.24
Diluted:
Weighted average basic common shares outstanding	10,597,515	8,131,450	10,051,291	7,591,092
Add:
Dilutive stock options outstanding	156,124	44,161	143,201	31,719
Dilutive warrants	—	288,238	—	237,069
Preferred shares	254,000	2,540,000	254,000	2,540,000
Dilutive average common shares outstanding	11,007,639	11,003,849	10,448,492	10,399,880
Earnings per diluted common share	$0.23	$0.15	$0.45	$0.22
Earnings per diluted common share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method).
Originally, in computing the earnings per diluted common share for the three and six month periods ended June 30, 2013, the Company did not include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the periods. This dilutive impact increased the denominator in the diluted earnings per share computation for the three and six month periods ended June 30, 2013 by 35,445 and 53,055 shares, respectively; however, this has no impact on the actual earnings used for the numerator in the EPS computation. The table above has been corrected to include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the three and six month periods ended June 30, 2013. As a result, there were 8,131,450 and 7,591,092 weighted average common shares outstanding used to compute basic earnings per share and 11,003,849 and 10,399,880 for earnings per diluted common share for the three and six month periods ended June 30, 2013, respectively. The previously reported earnings per diluted common share for the three and six month periods ended June 30, 2013 were $0.16 and $0.22, respectively.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding restricted stock units, stock options to purchase ordinary voting common shares, warrants to purchase ordinary voting common shares of Atlas (2013 only), and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2013 (18,000,000 preferred shares) and December 31, 2015 (2,000,000 preferred shares) at the rate of 0.1270 ordinary voting common shares for each preferred share. The effects of these convertible instruments are excluded from the computation of earnings per diluted common share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three and six month periods ended June 30, 2014, stock options and all of the remaining convertible preferred shares were deemed to be dilutive.
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
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity investments and other investments are as follows. Atlas' other investments are in limited partnerships and insurance linked securities. Atlas' interests in these investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of June 30, 2014, the carrying values of these other investments were approximately $9.0 million versus approximately $1.2 million as of December 31, 2013. The carrying values of these other investments were equal to Atlas' share of the net book value, an amount that approximates fair value (all amounts in '000s):

As of June 30, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$21,675	$42	$227	$21,490
	Corporate
	Banking/Financial Services	16,118	355	27	16,446
	Consumer Goods	3,725	58	16	3,767
	Capital Goods	14,334	409	30	14,713
	Energy	4,344	38	1	4,381
	Telecommunications/Utilities	5,128	137	6	5,259
	Health Care	1,949	5	30	1,924
	Total Corporate	45,598	1,002	110	46,490
	Mortgage backed - Agency	26,503	240	319	26,424
	Mortgage backed - Commercial	19,643	147	329	19,461
	Total Mortgage Backed	46,146	387	648	45,885
	Other Asset Backed	12,403	21	2	12,422
Total Fixed Income		125,822	1,452	987	126,287
Equities		252	3	—	255
Other		8,986	—	—	8,986
Totals		$135,060	$1,455	$987	$135,528

As of December 31, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,656	238	248	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,583	524	761	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other Asset Backed	12,093	15	9	12,099
Total Fixed Income		130,751	748	2,914	128,585
Equities		258	—	—	258
Other		1,234	—	—	1,234
Totals		$132,243	$748	$2,914	$130,077
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of June 30, 2014	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$6,850	$47,877	$25,724	$45,836	$126,287
Percentage of total	5.4%	37.9%	20.4%	36.3%	100.0%

As of December 31, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$7,571	$43,693	$28,080	$49,241	$128,585
Percentage of total	5.9%	34.0%	21.8%	38.3%	100.0%
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

There were no other than temporary impairments recorded in the three and six month periods ended June 30, 2014 as a result of the above analysis performed by management. As of June 30, 2014, Atlas' portfolio was in an unrealized gain position. This was primarily driven by the change in interest rates during the first six months of 2014. All securities in an unrealized loss position as of June 30, 2014 and as of December 31, 2013 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position was $68.4 million at June 30, 2014 with a total temporary impairment relating to unrealized losses of $987,000. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
The following table summarizes the components of net investment income for the three and six months ended June 30, 2014 and 2013 (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total investment income
Interest income	$694	$624	$1,395	$1,349
Dividends	—	5	—	9
Income from other investments	98	62	285	62
Investment expenses	(113)	(144)	(222)	(261)
Net investment income	$679	$547	$1,458	$1,159

The following table summarizes the components of net investment gains for the three and six months ended June 30, 2014 and 2013 (all amounts in '000's):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fixed income securities	$97	$1	$80	$94
Equities	—	394	6	394
Net investment realized gains	$97	$395	$86	$488

Collateral pledged:
As of June 30, 2014 and as of December 31, 2013, bonds and term deposits with a fair value of $14.5 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As of June 30, 2014 and as of December 31, 2013, the amount of such pledged securities was $6.9 million and $7.9 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FINANCIAL AND CREDIT RISK MANAGEMENT
At June 30, 2014, Atlas' allowance for bad debt was $686,000. Atlas decreased its allowance for doubtful accounts by $90,000 in the six month period ended June 30, 2014 compared to the balance at December 31, 2013. This decrease relates to the net impact between: 1) a decrease of $239,000 related to the run-off worker's compensation program write-offs, and 2) an increase of $149,000 related to the formulaic modeling correlating to the changes in accounts receivable balances in our core lines during the six month period ended June 30, 2014.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of June 30, 2014 and as of December 31, 2013 (all amounts in '000s):

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,645	$112,833	$809	$126,287
Equities	255	—	—	255
Other investments	—	2,159	6,827	8,986
Totals	$12,900	$114,992	$7,636	$135,528

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,624	$115,344	$617	$128,585
Equities	258	—	—	258
Other investments	—	—	1,234	1,234
Totals	$12,882	$115,344	$1,851	$130,077
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 or Level 3 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and the asset is the same at June 30, 2014 as at December 31, 2013. In the six month period ended June 30, 2014, approximately $251,000 was recognized in investment income from this investment. The other investments in Level 3 at June 30, 2014 had an effect on income for the six month period ended June 30, 2014 of $93,000. These securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of June 30, 2014 and December 31, 2013. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
At June 30, 2014 our insurance subsidiaries had a combined statutory surplus of $60.7 million and had combined net written premiums and combined net income for the six months ended June 30, 2014 of $50.6 million and $3.3 million, respectively.
At December 31, 2013 our insurance subsidiaries had a combined statutory surplus of $53.1 million and had combined net written premiums and combined net income for the twelve months ended December 31, 2013 of $80.5 million and $7.3 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2014 or in the year ended December 31, 2013.
As of June 30, 2014, Atlas held a cash balance of $23.7 million at its holding company as a result of the equity raise during the second quarter of 2014.
7. INCOME TAXES
Due to the reversal of the valuation allowance which has offset our tax expense, Atlas' effective tax rate was 3.8% and 2.1% for the three and six month periods ended June 30, 2014, respectively, compared to the U.S. statutory income tax rate of 34% as shown below (all amounts in '000s):

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$903	34.0%	$602	34.0%	$1,649	34.0%	$807	34.0%
Provision for deferred tax assets deemed unrealizable (Valuation Allowance)	(872)	(32.8)%	(586)	(33.1)%	(1,620)	(33.4)%	(931)	(39.2)%
Nondeductible expenses	3	0.1%	9	0.5%	5	0.1%	150	6.3%
State Tax (net of Federal benefit)	66	2.5%	48	2.8%	66	1.4%	48	2.0%
Other	—	—%	(1)	(0.1)%	—	—%	(2)	(0.1)%
Provision for income taxes for continuing operations	$100	3.8%	$72	4.1%	$100	2.1%	$72	3.0%
Income tax expense consists of the following for the three and six month periods ended June 30, 2014 and June 30, 2013:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Current tax expense	$932	$72	$1,347	$72
Deferred tax expense	(832)	—	(1,247)	—
Total	$100	$72	$100	$72
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
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares.
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.8 million as of June 30, 2014. Book value per common share was unaffected by this event, as the amount of lost net deferred tax assets of $578,000 were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The completion and filing of the Company's 2013 U.S. Federal tax return will determine the final adjustment.
Utilization of deferred tax assets related to net operating loss carryforwards were limited for the periods ended June 30, 2014 and June 30, 2013 due to IRC Section 382 annual limitations.  However, based upon taxable income generated for the periods ended June 30, 2014 and June 30, 2013, the Company reassessed the valuation allowance and reduced such valuation allowance in amounts in excess of the annual limitations based upon the expectation that these amounts will be realized.
The components of deferred income tax assets and liabilities as of June 30, 2014 and December 31, 2013 are as follows (all amounts in '000s):

As of:	June 30, 2014	December 31, 2013
Deferred tax assets:
Taxable loss carryforwards	$14,819	$15,265
Unpaid claims and unearned premiums	5,146	4,783
Bad debts	233	264
Other	1,315	1,446
Valuation allowance	(7,826)	(9,446)
Total deferred tax assets, net of allowance	13,687	12,312

Deferred tax liabilities:
Deferred policy acquisition costs	(2,478)	(2,269)
Investment securities	(1,160)	(345)
Other	(379)	(379)
Total gross deferred tax liabilities	(4,017)	(2,993)
Net deferred tax assets	$9,670	$9,319
Amounts and expiration dates of the operating loss carryforwards as of June 30, 2014 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$10,067
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$43,586
Atlas established a valuation allowance of $7.8 million and $9.4 million for its gross deferred tax assets as of June 30, 2014 and December 31, 2013, respectively.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized or if it is deemed premature to conclude that these assets will be realized in the near future, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Atlas' assessment also considered the recent spin-off from prior ownership, the nature and extent of cumulative financial losses and trends in recent quarterly earnings. The Company has been reducing its valuation allowance against deferred tax assets by an amount equal to the amount of income tax expense generated for the period. The Company will continue this process in the third quarter of 2014. A comprehensive analysis of this policy will take place during the 2014 year-end financial close process which could result in future reductions or the elimination of the valuation allowance. This reassessment will include but is not limited to continued underwriting profitability, the lack of significant prior year loss reserve development, continuing favorable market conditions, continued positive trend in taxable earnings, and other such indications deemed positive.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the six month period ended June 30, 2013 or the year ended December 31, 2013. Tax years 2010 and forward are subject to examination by the Internal Revenue Service.

8. OPERATING LEASE COMMITMENTS
As of June 30, 2014, Atlas has the following cash obligations related to its operating leases (all amounts in '000s):

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$583	$1,186	$845	$281	$—	$2,895

9. SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and capital assets as of June 30, 2014 and as of December 31, 2013, excluding assets held for sale (all amounts in '000s):

As of:	June 30, 2014	December 31, 2013
Leasehold improvements	$501	$501
Internal use software	7,017	6,344
Computer equipment	1,798	1,750
Furniture and other office equipment	382	394
Total	9,698	8,989
Accumulated depreciation	(6,870)	(6,489)
Balance, end of period	$2,828	$2,500

Depreciation expense and amortization was $432,000 for the six month period ended June 30, 2014. For the year ended December 31, 2013, depreciation expense and amortization was $795,000.

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
Gross premiums written and ceded premiums, losses and commissions for the three and six month periods ended June 30, 2014 and June 30, 2013 are as follows (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross premiums written	$22,801	$16,561	$54,025	$38,915
Less: Ceded premiums written	1,447	1,587	3,458	8,665
Net premiums written	21,354	14,974	$50,567	$30,250

Ceded premiums earned	1,920	3,357	$4,121	$7,864
Ceded losses and loss adjustment expenses	127	1,917	747	4,986
Ceding commissions	429	492	941	1,108
11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2014 and June 30, 2013 were as follows (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Unpaid claims, beginning of period	$100,179	$105,891	$101,385	$70,067
Less: reinsurance recoverable	11,942	14,170	12,225	5,680
Net beginning unpaid claims reserves	88,237	91,721	89,160	64,387

Net reserves acquired	—	—	—	29,923

Incurred related to:
Current year	14,587	10,957	28,716	21,199
Prior years	(165)	—	(375)	19
	14,422	10,957	28,341	21,218

Paid related to:
Current year	4,229	2,877	6,418	4,533
Prior years	10,494	9,060	23,147	20,254
	14,723	11,937	29,565	24,787

Net unpaid claims, end of period	87,936	90,741	87,936	90,741
Add: reinsurance recoverable	11,369	14,480	11,369	14,480
Unpaid claims, end of period	$99,305	$105,221	$99,305	$105,221
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
The establishment of reserves is an inherently uncertain process involving estimates; and current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.
The favorable development for the three and six month periods ended June 30, 2014 relates to a program that remains in run-off.
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the six month periods ended June 30, 2014 and June 30, 2013 follows (prices in Canadian dollars designated with "C$"):

	Six Month Periods Ended
	June 30, 2014			June 30, 2013
	Number		Avg. Price	Number		Avg. Price
Outstanding, beginning of period	224,623	C$	$6.05	133,955	C$	$5.76
Granted	175,000		$13.26	91,668	C$	$6.45
Exercised	—			—
Outstanding, end of period	399,623		*	225,623	C$	$6.05
* - Avg. Price not computed due to currency differences.
Information about options outstanding at June 30, 2014 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 15, 2020	9,700	9,700
January 18, 2011	January 18, 2021	123,255	123,255
January 11, 2013	January 11, 2023	91,668	30,557
March 6, 2014	March 6, 2024	175,000	—
Total		399,623	163,512
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
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the six month period ended June 30, 2014, Atlas recognized $262,000 in expense compared to $122,000 in the six month period ended June 30, 2013. Stock compensation expense is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to all option grants is $1.4 million as of the six months ended June 30, 2014, which will be recognized over the next 32 months.
The weighted average exercise price of all the shares exercisable at June 30, 2014 is C$6.05 on outstanding options granted prior to December 31, 2013 and $13.26 on outstanding options granted after January 1, 2014 versus C$6.05 at December 31, 2013. The grants have a weighted average remaining life of 8.4 years and the stock options outstanding have an intrinsic value of $2.5 million as of June 30, 2014.
In the second quarter of 2013, a new Equity Incentive Plan was approved by Shareholders at the Annual General Meeting. Atlas will cease to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a new securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted units, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see note 13) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchased during the six-month period beginning on June 18, 2013 and ending on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”) which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The Company will incur $25,000 of compensation expense per month relating to these restricted grants for ordinary voting common shares. As of the six month period ended June 30, 2014, the Company has expensed $100,000.
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

13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $17,500 for 2014, to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 during 2014. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 2.5% of annual earnings for a total maximum expense of 3.75% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $95,000 and $71,000 for the six months ended June 30, 2014 and 2013, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 5% of annual earnings for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $48,000 and $27,000 for the six months ended June 30, 2014 and 2013, respectively. Shares purchased pursuant to this plan are made in the open market.
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

		June 30, 2014		December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary Voting Common	266,666,667	11,638,723	$35	9,291,871	$28
Restricted Voting Common	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	11,771,586	$35	9,424,734	$28
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by Kingsway America Inc. ("KAI"), a wholly-owned subsidiary of Kingsway Financial Services Inc., or other Kingsway subsidiaries (collectively, "Kingsway") at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.
During the six month period ended June 30, 2014, the Company issued 148,152 participative restricted grants for ordinary voting common shares and 37,700 fully vested ordinary voting common shares to directors and officers, respectively. The Company also issued 37,038 participative restricted stock units (RSUs) to its non-US director. These shares and RSUs were granted under the Company's equity incentive plan.
On May 27, 2014, Atlas announced the closing and settlement of its underwritten public offering of 2,000,000 ordinary voting common shares of the Company at a price to the public of $12.50 per share for gross proceeds of $25.0 million. Underwriters exercised their right to purchase an additional 161,000 ordinary voting common shares, increasing gross proceeds to $27.0 million. The net proceeds from the sale of the shares, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company, were approximately $25.0 million.
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

There were 2,000,000 preferred shares outstanding at June 30, 2014, all of which are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing two years from January 1, 2013 (the issuance date of the preferred shares). Preferred shares are not entitled to vote.
During the six month period ended June 30, 2014, Atlas did not declare or pay dividends earned through the preferred shares. Hendricks earned $46,000 in dividends during the six month period ended June 30, 2014, and has $136,000 accrued through June 30, 2014, which remains unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2014 and June 30, 2013 (in '000s):

	Six Month Periods Ended
	June 30, 2014	June 30, 2013
Balance, beginning of period	$6,674	$3,764
Acquired in business combination	—	1,233
Acquisition costs deferred	7,181	4,161
Amortization charged to income	(6,566)	(4,497)
Balance, end of period	$7,289	$4,661
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
17. Line of Credit
On May 7, 2014, American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas Financial Holdings, Inc. (the “Corporation”), entered into a loan and security agreement (“Loan Agreement”) for a $10 million revolving loan facility. The revolving loan facility is with Fifth Third Bank. Under the Loan Agreement, funds may be borrowed and re-borrowed on a revolving basis by American Acquisition, from the closing date until (but not including) May 7, 2015, the loan maturity date. The interest rate on the advances under the revolving loan facility will generally be LIBOR plus 2.75%, provided that, during a default, interest shall accrue at a rate equal to LIBOR plus 5%. In addition, there is a non-utilization fee equal to 0.25% per annum of an amount equal to $10 million less the daily average of the aggregate principal amount of the revolving loans outstanding plus the aggregate amount of the letter of credit obligations outstanding. The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2 million outstanding at any time.
The Loan Agreement requires us to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires us to comply with certain financial covenants, including the Operating Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $50 million. The revolving loan facility is secured by all of the outstanding shares of American Country Insurance Company, American Service Insurance Company, Inc., Camelot Services, Inc. and Gateway Insurance Company, which are wholly-owned direct or indirect subsidiaries of American Acquisition (the “Operating Subsidiaries”). As of June 30, 2014, no funds were accessed from the line of credit nor were there letters of credit issued under the terms of this Loan Agreement.

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
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of capital and income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy, and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate.
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
Commissions and other underwriting expenses consist principally of brokerage and agent commissions and, to a lesser extent, premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written.

Atlas’ management incentive compensation plan is based on a return on equity ("ROE") target set annually by the Company’s board of directors.  The Company has reached its previously communicated minimum efficient operating scale of an annualized $50 to $60 million in earned premium and, therefore, anticipates that it is likely that the 2014 ROE targets will be reached and bonuses will be paid.  As a result, the Company began making bonus accruals based on projected future payments that will be made throughout the year.

II. CONSOLIDATED PERFORMANCE
Second Quarter 2014 Financial Performance Summary (comparisons to Second Quarter 2013 unless otherwise noted):

•	Gross premium written increased by 37.7%, which included an increase of 42.2% in our core commercial auto business

•	Net premium written increased by 42.6%, which included an increase of 57.1% in target owner operator and small fleet accounts

•	The combined ratio improved by 3.1 percentage points to 91.9%

•	Underwriting results improved by $1.1 million, representing a 127.4% increase

•	Operating income was $2.6 million for the three month period ended June 30, 2014 compared to $1.4 million for the three month period ended June 30, 2013

•	Earnings per diluted common share were $0.23, representing a $0.08 increase

•	On May 27, 2014, the Company issued 2,161,000 ordinary voting common shares generating net proceeds of $25.0 million

•	Book value per common share on June 30, 2014 was $7.96, compared to $6.54 at December 31, 2013 and $6.07 at June 30, 2013

•	Full time employees increase by 14% to 112 from December 31, 2013, in preparation for continued growth

•	Current gross premium written forecast for 2015 to approach $200 million

•	Annualized second quarter 2014 return on average common equity was 12.7%

The following financial data is derived from Atlas’ unaudited consolidated financial statements for the three and six month periods ended June 30, 2014 and June 30, 2013.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross premium written	$22,801	$16,561	$54,025	$38,915
Net premium earned	23,306	16,968	45,260	32,856
Losses on claims	14,422	10,957	28,341	21,218
Acquisition costs	3,476	2,227	6,566	4,497
Other underwriting expenses	3,525	2,956	7,048	5,678
Underwriting expenses related to the integration of Gateway	—	—	—	337
Net underwriting income	1,883	828	3,305	1,126
Net investment income	679	547	1,458	1,159
Income from operating activities, before tax	2,562	1,375	4,763	2,285
Less: Legal/professional fees incurred related to Gateway acquisition	—	—	—	406
Realized gains and other income	97	398	88	496
Net income before tax	2,659	1,773	4,851	2,375
Income tax expense	100	72	100	72
Net income	$2,559	$1,701	$4,751	$2,303

Key Financial Ratios:
Loss ratio	61.9%	64.6%	62.6%	64.6%
Acquisition cost ratio	14.9%	13.1%	14.5%	13.7%
Other underwriting expense ratio	15.1%	17.3%	15.6%	18.2%
Combined ratio	91.9%	95.0%	92.7%	96.5%
Return on equity (annualized)	12.5%	9.7%	11.9%	7.1%
Return on common equity (annualized)	12.7%	11.8%	12.1%	8.0%
Operating income per common share	$0.23	$0.12	$0.46	$0.22
Earnings per diluted common share	$0.23	$0.15	$0.45	$0.22
Book value per common shares outstanding	$7.96	$6.07	$7.96	$6.07

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
Second Quarter 2014 compared to Second Quarter 2013:
Atlas’ combined ratio for the three month period ended June 30, 2014 was 91.9%, compared to 95.0% for the three month period ended June 30, 2013.
There was a 42.2% and a 42.4% increase in gross and net premium written, respectively, related to core commercial lines for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013. The pricing activity related to our core lines is the primary driver for loss ratio improvement in 2014 as compared to 2013. The overall loss ratio for the three month period ended June 30, 2014 improved to 61.9% from 64.6% in the three month period ended June 30, 2013. We continued to see incremental opportunities to increase price during the second quarter of 2014.
Net premium earned increased by 37.4% in the three month period ended June 30, 2014 to $23.3 million compared to $17.0 million for the three month period ended June 30, 2013. As a result of the growth in net premium earned, the Company continues to see benefits associated with our operating scale, which is illustrated by the decrease of 2.2% in the other underwriting expense ratio as compared to the prior year quarter. This incremental margin due to scale was achieved despite our 14% increase in additional staff during the first half of 2014, which we hired in anticipation of continued above average growth. As communicated in the first quarter of 2014, the Company began accruing for expected management and director incentive compensation. This expense represented 2.2% of the other underwriting expense ratio, or $0.04 per diluted common share, in the three month period ended June 30, 2014.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count has increased approximately 19% in the past two years. At our current rate levels, we believe the size of the addressable market in terms of premium has increased approximately 30%. We feel that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  As a result, we do not set “top line” targets internally or externally.  For planning purposes, we do generate best estimates as to the premium volume we believe will be generated based on our pricing targets and market conditions.  At this time, our best estimate is that gross written premium for the full year 2015 will approach $200 million.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends. Return on equity remains our priority and our objective will always be to deliver better than industry level results based on our specialized focus.
Atlas generated net investment income of $679,000 for the three month period ended June 30, 2014, as well as $97,000 of realized gains and other income. This resulted in a 1.9% annualized yield for the three month period ended June 30, 2014. The decreases in yield for the three and six month periods ended June 30, 2014 are attributable to the equity raise, which occurred during the second quarter of 2014 and increased the Company's cash and cash equivalent balances, which are included in the average securities at cost. Atlas generated net investment income of $547,000 for the three month period ended June 30, 2013, as well as $395,000 of realized gains. This resulted in a 2.6% annualized yield for the three month period ended June 30, 2013.
Overall, Atlas generated net income of $2.6 million for the three month period ended June 30, 2014. After the dilutive impact of the convertible preferred shares, warrants (2013 only) and stock options, earnings per diluted common share in the three month period ended June 30, 2014 was $0.23. This compares to net income of $1.7 million or earnings per diluted common share of $0.15 in the three month period ended June 30, 2013.

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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead, with the support of its independent investment advisors, performs an independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of June 30, 2014, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by our investment advisor to ensure that the values received from them are accurately recorded, that the data inputs and the valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from our investment advisor or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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
Deferred tax assets related to the carryforward of unused tax losses and credits and those arising from temporary differences are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

IV. OPERATING RESULTS
Three and six month periods ended June 30, 2014 compared to three and six month periods ended June 30, 2013:
Gross Premium Written
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Commercial automobile	$22,247	$15,645	42.2%	$52,393	$36,284	44.4%
Surety	857	949	(9.8)%	1,808	2,037	(11.3)%
Other	(303)	(33)	(824.6)%	(176)	594	(129.6)%
	$22,801	$16,561	37.7%	$54,025	$38,915	38.8%
For the three month period ended June 30, 2014, gross premium written was $22.8 million compared to $16.6 million in the three month period ended June 30, 2013 and $31.2 million in the three month period ended March 31, 2014, representing a 37.7% increase and 27% decrease, respectively. In the three month period ended June 30, 2014, gross premium written from commercial automobile was $22.2 million, representing an increase of 42.2% relative to the three month period ended June 30, 2013 and a 26.2% decrease relative to the three month period ended March 31, 2014.
For the six month period ended June 30, 2014, gross premium written was $54.0 million compared to $38.9 million in the six month period ended June 30, 2013, representing a 38.8% increase. Gross premium written from commercial automobile was $52.4 million, an increase of 44.4% compared to the six month period ended June 30, 2013.
The $6.2 million improvement relative to the second quarter 2013 is attributable to Atlas' continued geographic penetration as a result of the positive response from both new and existing agents and insureds to Atlas' value proposition. We target primarily owner operators and small fleets within the taxi, limousine and paratransit segments. Our net written premium from these target accounts increased 57.1% in the second quarter of 2014 as compared to the second quarter of 2013.
Geographic Concentration
The following table summarizes gross premium written by state.
Gross premium written by state ($ in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
New York	$3,624	15.9%	$1,951	11.8%	$8,668	16.0%	$4,446	11.4%
Michigan	2,971	13.0%	2,052	12.4%	5,905	10.9%	4,112	10.6%
Minnesota	2,233	9.8%	1,429	8.6%	3,736	6.9%	2,261	5.8%
California	1,644	7.2%	563	3.4%	2,591	4.8%	1,585	4.1%
Illinois	1,252	5.5%	1,156	7.0%	10,948	20.3%	7,978	20.5%
South Carolina	1,118	4.9%	659	4.0%	1,758	3.3%	888	2.3%
Ohio	1,046	4.6%	698	4.2%	2,180	4.0%	1,356	3.5%
Virginia	967	4.2%	550	3.3%	1,746	3.2%	1,072	2.8%
Georgia	880	3.9%	653	3.9%	2,208	4.1%	1,889	4.9%
Louisiana	841	3.7%	986	6.0%	1,580	2.9%	1,608	4.1%
Other	6,225	27.3%	5,864	35.4%	12,705	23.6%	11,720	30.0%
Total	$22,801	100.0%	$16,561	100.0%	$54,025	100.0%	$38,915	100.0%

This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended June 30, 2013, we experienced growth in gross premium written in 33 states in the three month period ended June 30, 2014. In 7 of those 33 states, we experienced quarter over quarter growth of greater than 100% due to our continued marketing and underwriting efforts and the current market environment.
Atlas saw similar geographic diversification in the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013, where 11 states experienced growth of 50% or more as compared to the prior year period.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written decreased 8.8% to $1.4 million for the three month period ended June 30, 2014 compared to $1.6 million for the three month period ended June 30, 2013 and decreased 28.0% compared to $2.0 million for the three month period ended March 31, 2014. The reduction from the prior year second quarter is primarily due to adjustments to the assumed assigned risks related to the Gateway workers' compensation program.
In the six month period ended June 30, 2014, ceded premium written decreased 60.1% to $3.5 million compared to $8.7 million for the six month period ended June 30, 2013, primarily due to reinsurance related to the Gateway workers' compensation program that was implemented as of January 1, 2013.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 42.6% to $21.4 million for the three month period ended June 30, 2014 compared with $15.0 million for the three month period ended June 30, 2013 and decreased 26.9% compared to the three month period ended March 31, 2014. As a percentage of the insurance subsidiaries’ overall book of business, virtually 100% of net premium written related to commercial auto. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
In the six month period ended June 30, 2014, net premium written increased 67.2% to $50.6 million from $30.2 million in the six month period ended June 30, 2013. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $23.3 million in the three month period ended June 30, 2014, a 37.4% increase compared to $17.0 million in the three month period ended June 30, 2013 and a 6.2% increase relative to the three month period ended March 31, 2014. These increases are a result of the continued growth in our gross premiums written.
In the six month period ended June 30, 2014, net premium earned increased 37.8% to $45.3 million from $32.9 million in the six month period ended June 30, 2013, attributed to the combined effects of the issues cited in the ‘Gross Premium Written’, ‘Ceded Premium Written’, and 'Net Premium Written' sections above.
Claims Incurred
The loss ratios relating to the claims incurred for the three and six month periods ended June 30, 2014 were 61.9% and 62.6%, respectively, compared to 64.6% for the three and six month periods ended June 30, 2013. Loss ratios improvement relative to prior periods is due to the pricing, underwriting and claims initiatives related to our core lines. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend. The Company is committed to holding this underwriting and claim handling expertise as a core competency as the volume of business continues to increase.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $3.5 million in the three month period ended June 30, 2014, or 14.9% of net premium earned, as compared to 13.1% in the three month period ended June 30, 2013 and 14.1% in the three month period ended March 31, 2014. The increase in the ratio is primarily attributable to the ceding commissions received in 2013 related to the reinsurance on the run-off workers' compensation program, which decreased the 2013 ratio by 1.4%. The balance of the difference from 2013, and the variance to three month period ended March 31, 2014, is the result of the geographic and business mix of our gross premiums written as commission and tax rates vary.
For the six month period ended June 30, 2014, acquisition costs were $6.6 million, or 14.5% of net premium earned, as compared to 13.7% for the six month period ended June 30, 2013. Approximately 1 percentage point of the increase in the acquisition cost ratio is the impact of the ceding commissions related to Gateway's worker's compensation program, where the ceding commission was intended to offset operating expenses related to this run-off program.

Other Underwriting Expenses
The other underwriting expense ratio was 15.1% in the three month period ended June 30, 2014 compared to 17.3% in the three month period ended June 30, 2013 and 16% for the three month period ended March 31, 2014. For the six month period ended June 30, 2014, the other underwriting expense ratio was 15.6% compared to 18.2% in the six month period ended June 30, 2013. As a result of the growth in net premium earned, the Company continues to see benefits associated with our operating scale, which is illustrated by the decrease of 2.2% in the other underwriting expense ratio as compared to the prior year quarter. As a result of continuing positive trends and increasing market opportunities, the Company has begun to hire in advance of the increasing work flow demands in order to properly train this new staff with Atlas' best practices. Since December 31, 2013, the Company has increased its employee count by 14% to help ensure that the Company can take advantage of favorable market conditions and continue to deliver its strong value proposition and above average underwriting results.
During the first quarter of 2014, we incurred $827,000 of expense related to discretionary management incentive compensation which was paid in the first quarter of 2014, $500,000 of which was an amount in excess of the first quarter 2014 discretionary bonus accrual. These expenses are included in the other underwriting expenses.. As communicated in the first quarter of 2014, the Company began accruing for expected management and director incentive compensation. This expense represented 2.2% of the other underwriting expense ratio, or $0.04 per diluted common share, in the three month period ended June 30, 2014.
During the first quarter of 2013, we incurred restructuring costs related to the acquisition of Gateway of $337,000, which increased our underwriting expense ratio by 1.0% for the six month period ended June 30, 2013.
In addition to the restructuring costs above, we also incurred employment costs of $345,000 in the six month period ended June 30, 2013 related to former Gateway employees who were severed from Atlas during 2013. These costs increased the other underwriting expense ratio for that period by 1.1%.
The 2013 ratio excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio.
Atlas’ combined ratios for the three and six months ended June 30, 2014 and 2013 are summarized in the table below. 2014 combined ratio improvement is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios (in '000s)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net premium earned	$23,306	$16,968	$45,260	$32,856
Underwriting expenses [1]	21,423	16,140	41,955	31,730
Combined ratio	91.9%	95.0%	92.7%	96.5%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Net Investment Income
The following table summarizes investment results for the three and six month periods ended June 30, 2014 and June 30, 2013 (in '000s except percentages):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Average securities at cost	$160,434	$145,774	$159,630	$133,358
Interest income after expenses	$582	$510	$1,174	$1,119
Percent earned on average investments (annualized)	1.5%	1.4%	1.5%	1.7%
Net realized gains	$97	$395	$86	$488
Dividend income	—	5	—	9
Equity in investee	98	31	285	31
Net investment income	$777	$941	$1,545	$1,647
Total realized yield (annualized)	1.9%	2.6%	1.9%	2.5%

Investment income (excluding net realized gains) increased by 24.1% to $679,000 in the three month period ended June 30, 2014, compared to $547,000 in the three month period ended June 30, 2013. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 1.9% for the three month period ended June 30, 2014, 2.6% for the three month period ended June 30, 2013, and 2.2% for the three month period ended March 31, 2014.
On a year-to-date basis, investment income (excluding net realized gains) increased by 25.8% to $1.5 million in the six month period ended June 30, 2014 compared to $1.2 million in the six month period ended June 30, 2013, resulting in an annualized yield of 1.9% year-to-date, compared to 2.5% in the six month period ended June 30, 2013.
The increases in income from prior year periods are the result of increases in the amount of cash and invested assets. The decreases in yield for both the three and six month periods ended June 30, 2014 are attributable to the equity raise, which occurred during the second quarter of 2014 and increased the Company's cash and cash equivalent balances, which are included in the average securities at cost.
Net Realized Investment Gains
Net realized investment gains in the three month period ended June 30, 2014 were $97,000 compared to net realized investment gains of $395,000 in the three month period ended June 30, 2013 and $11,000 of net realized investment losses in the three month period ended March 31, 2014. For the six month period ended June 30, 2014, net realized investment gains were $86,000 compared to $488,000 for the six month period ended June 30, 2013. The difference is the result of management's decision to sell certain securities in the first quarter of 2013 to take advantage of favorable market conditions.
Other Income (Expense)
Atlas recorded no other income in the three month period ended June 30, 2014 compared to other income of $3,000 for the three month period ended June 30, 2013. For the six month period ended June 30, 2014, other income was $2,000 compared to $8,000 in the six month period ended June 30, 2013.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $2.7 million in the three month period ended June 30, 2014, compared to pre-tax income of $1.8 million in the three month period ended June 30, 2013 and $2.2 million of income in the three month period ended March 31, 2014. For the six month period ended June 30, 2014, Atlas generated pre-tax income of $4.9 million compared to income of $2.4 million in the six month period ended June 30, 2013, or a 104.3% increase over the prior year-to-date period. The causes of these changes are attributed to the combined effects of the issues cited in the ‘Net Premium Earned’, ‘Claims Incurred’, 'Acquisition Costs', 'Other underwriting Expenses', 'Net Investment Income', Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax Expense
Atlas recognized tax expense of $100,000 in the three month period ended June 30, 2014 compared to $72,000 in the three month period ended June 30, 2013 due to the impact of state income taxes net of the reversal of the valuation allowance, which has offset Federal tax expense for these periods. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three and six month periods ended June 30, 2014 and June 30, 2013:
Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$903	34.0%	$602	34.0%	$1,649	34.0%	$807	34.0%
Provision for deferred tax assets deemed unrealizable (Valuation Allowance)	(872)	(32.8)%	(586)	(33.1)%	(1,620)	(33.4)%	(931)	(39.2)%
Nondeductible expenses	3	0.1%	9	0.5%	5	0.1%	150	6.3%
State Tax (net of Federal benefit)	66	2.5%	48	2.8%	66	1.4%	48	2.0%
Other	—	—%	(1)	(0.1)%	—	—%	(2)	(0.1)%
Total	$100	3.8%	$72	4.1%	$100	2.1%	$72	3.0%
Net Income and Earnings per Common Share
Atlas had net income of $2.6 million during the three month period ended June 30, 2014 compared to $1.7 million during the three month period ended June 30, 2013 and $2.2 million for the three month period ended March 31, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the three month period ended June 30, 2014 was $0.23 compared to $0.15 in the three month period ended June 30, 2013 and $0.22 in the three month period ended March 31, 2014.
For the three month period ended June 30, 2014, there were 10,597,515 weighted average common shares outstanding used to compute basic earnings per share and 11,007,639 used for earnings per diluted common share. For the three month period ended June 30, 2013 there were 8,131,450 weighted average common shares outstanding used to compute basic earnings per share and 11,003,849 used for earnings per diluted common share.
In the six month period ended June 30, 2014, Atlas had net income of $4.8 million, resulting in earnings per diluted common share of $0.45. In the six month period ended June 30, 2013, Atlas had net income of $2.3 million, resulting in earnings per diluted common share of $0.22.
For the six month period ended June 30, 2014, there were 10,051,291 weighted average common shares outstanding used to compute basic earnings per share and 10,448,492 used for earnings per diluted common share. For the six month period ended June 30, 2013, there were 7,591,092 weighted average common shares outstanding used to compute basic earnings per share and 10,399,880 used for earnings per diluted common share.
The following chart illustrates Atlas’ potential dilutive common shares for the three and six months ended June 30, 2014 and 2013:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average common shares outstanding	10,597,515	8,131,450	10,051,291	7,591,092
Dilutive potential ordinary shares:
Dilutive stock options	156,124	44,161	143,201	31,719
Dilutive warrants	—	288,238	—	237,069
Dilutive shares upon preferred share conversion	254,000	2,540,000	254,000	2,540,000
Dilutive average common shares outstanding	11,007,639	11,003,849	10,448,492	10,399,880
Originally, in computing the earnings per diluted common share for the three and six month periods ended June 30, 2013, the Company did not include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the periods. This dilutive impact increased the denominator in the earnings per diluted common share computation for the three and six month periods ended June 30, 2013 by 35,445 and 53,055 shares respectively; however, this has no impact on the actual earnings used for the numerator in the earnings per share computation. The table above has been corrected to include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the three and six month periods ended June 30, 2013. As a result, there were 8,131,450 and 7,591,092 weighted average common shares outstanding used to compute basic earnings per share and 11,003,849 and 10,399,880 for earnings per diluted common share for the three and six month periods ended June 30, 2013, respectively. The previously reported earnings per diluted common share for the three and six month periods ended June 30, 2013 was $0.16 and $0.22, respectively.
Operating Income
Operating income is an internal performance measure used in the management of the Company's operations. It represents after-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings, and other non-recurring items. These amounts are more heavily influenced by market opportunities and other external factors. Operating income should not be viewed as a substitute for U.S. GAAP net income.
Atlas' operating income for the three and six month periods ended June 30, 2014 and June 30, 2013 are summarized in the table below:
Operating Income (in '000's)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
U.S. GAAP net income	$2,559	$1,701	$4,751	$2,303
Add: Expenses incurred related to Gateway acquisition	—	—	—	406
Less: Net realized gains	97	395	86	488
Less: Other income	0	3	2	8
Operating Income	$2,462	$1,303	$4,663	$2,213
The increase in operating income is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, ‘Other Underwriting Expenses’ ,and 'Net Investment Income' sections above.

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
Portfolio Composition
Atlas held securities with a fair value of $135.5 million as of June 30, 2014, which were primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

As of June 30, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$21,675	$42	$227	$21,490
	Corporate
	Banking/Financial Services	16,118	355	27	16,446
	Consumer Goods	3,725	58	16	3,767
	Capital Goods	14,334	409	30	14,713
	Energy	4,344	38	1	4,381
	Telecommunications/Utilities	5,128	137	6	5,259
	Health Care	1,949	5	30	1,924
	Total Corporate	45,598	1,002	110	46,490
	Mortgage backed - Agency	26,503	240	319	26,424
	Mortgage backed - Commercial	19,643	147	329	19,461
	Total Mortgage Backed	46,146	387	648	45,885
	Other Asset Backed	12,403	21	2	12,422
Total Fixed Income		125,822	1,452	987	126,287
Equities		252	3	—	255
Other		8,986	—	—	8,986
Totals		$135,060	$1,455	$987	$135,528

	As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,656	238	248	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,583	524	761	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other Asset Backed	12,093	15	9	12,099
	Total Fixed Income	130,751	748	2,914	128,585
	Equities	258	—	—	258
	Other	1,234	—	—	1,234
	Totals	$132,243	$748	$2,914	$130,077

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Due in less than one year	$6,850	5.4%	$7,571	5.9%
Due in one through five years	47,877	37.9%	43,693	34.0%
Due after five through ten years	25,724	20.4%	28,080	21.8%
Due after ten years	45,836	36.3%	49,241	38.3%
Total	$126,287	100.0%	$128,585	100.0%
As of June 30, 2014, 43.3% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 3.7 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), and excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 85.9% rated ‘A’ or better as of June 30, 2014 compared to 88.3% as of December 31, 2013.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$72,655	57.9%	$76,616	59.8%
AA/Aa	13,250	10.6%	12,733	10.0%
A/A	21,910	17.4%	23,624	18.5%
BBB/Baa	17,663	14.1%	14,995	11.7%
Total Securities	$125,478	100.0%	$127,968	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the six month period ended June 30, 2014 or the six month period ended June 30, 2013.
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
The total fair value of the securities in an unrealized loss position as of June 30, 2014 was $68.4 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of June 30, 2014, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $63,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $38,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $4.9 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $16.3 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of June 30, 2014 as compared to $19.1 million as of December 31, 2013. The decrease is attributable to collections during the first quarter of 2014.
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
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of:	June 30, 2014	December 31, 2013
Deferred tax assets:
Taxable loss carryforwards	$14,819	$15,265
Unpaid claims and unearned premiums	5,146	4,783
Bad debts	233	264
Other	1,315	1,446
Valuation allowance	(7,826)	(9,446)
Total deferred tax assets, net of allowance	$13,687	$12,312

Deferred tax liabilities:
Deferred policy acquisition costs	$(2,478)	$(2,269)
Investment securities	(1,160)	(345)
Other	(379)	(379)
Total gross deferred tax liabilities	(4,017)	(2,993)
Net deferred tax assets	$9,670	$9,319
Atlas established a valuation allowance of approximately $7.8 million and $9.4 million for its gross future deferred tax assets as of June 30, 2014 and as of December 31, 2013, respectively.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Atlas' assessment also considered the recent spin-off from prior ownership, the nature and extent of cumulative financial losses and trends in recent quarterly earnings. The Company has been reducing its valuation allowance against deferred tax assets by an amount equal to the amount of income tax expense generated for the period. The Company will continue this process in the third quarter of 2014. A full analysis of this policy will take place during the 2014 year-end audit and could result in future reductions or the elimination of the valuation allowance. This reassessment will include but is not limited to continued underwriting profitability, the lack of significant prior year loss reserve development, continuing favorable market conditions, continued positive trend in taxable earnings, and other such indications deemed positive.

Atlas has the following total net operating loss carryforwards as of June 30, 2014:
Net operating loss carryforward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$10,067
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$43,586
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of June 30, 2014 and as of the year ended December 31, 2013. The provision for unpaid claims decreased by 2.1% to $99.3 million as of June 30, 2014 compared to $101.4 million as of December 31, 2013. During the six month period ended June 30, 2014, case reserves increased by 12.7% compared to December 31, 2013, and IBNR reserves decreased by 44.6%. Overall, payments and settlements of claims for the run-off programs offset reserve increases related to our core commercial lines.
Provision for unpaid claims by type - gross ($ in '000s)

As of:	June 30, 2014	December 31, 2013	YTD% Change
Case reserves	$84,838	$75,260	12.7%
IBNR	14,467	26,125	(44.6)%
Total	$99,305	$101,385	(2.1)%

Provision for unpaid claims by line of business – gross ($ in '000s)

As of:	June 30, 2014	December 31, 2013	YTD% Change
Non-standard auto	$1,794	$2,846	(37.0)%
Commercial auto	82,508	80,903	2.0%
Other	15,003	17,636	(14.9)%
Total	$99,305	$101,385	(2.1)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	June 30, 2014	December 31, 2013	YTD% Change
Non-standard Auto	$1,794	$2,846	(37.0)%
Commercial Auto	78,414	76,750	2.2%
Other	7,728	9,564	(19.2)%
Total	$87,936	$89,160	(1.4)%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month period ended June 30, 2014 and June 30, 2013 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Unpaid claims, beginning of period	$100,179	$105,891	$101,385	$70,067
Less: reinsurance recoverable	11,942	14,170	12,225	5,680
Net beginning unpaid claims reserves	88,237	91,721	89,160	64,387

Net reserves acquired	—	—	—	29,923

Incurred related to:
Current year	14,587	10,957	28,716	21,199
Prior years	(165)	—	(375)	19
	14,422	10,957	28,341	21,218

Paid related to:
Current year	4,229	2,877	6,418	4,533
Prior years	10,494	9,060	23,147	20,254
	14,723	11,937	29,565	24,787

Net unpaid claims, end of period	87,936	90,741	87,936	90,741
Add: reinsurance recoverable	11,369	14,480	11,369	14,480
Unpaid claims, end of period	$99,305	$105,221	$99,305	$105,221
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
The favorable development in the three and six month periods ended June 30, 2014 compared to the prior year periods relates to a program that remains in run-off.
Due to Reinsurers
The decrease in due to reinsurers is consistent with the payout patterns of the underlying claims liabilities.
Restructuring
We incurred $337,000 in one-time employee termination costs during the six month period ended June 30, 2013, plans for which were formulated in the same period. This expense is included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income. The objective of the restructuring is to eliminate managerial and staff positions deemed duplicative subsequent to the acquisition. $337,000 represents the entirety of the expected expense related to this plan. We expect the impact of the restructuring on future results of operations, liquidity and sources and uses of capital resources to be favorable.
Off-balance sheet arrangements
As of June 30, 2014, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$583	$1,186	$845	$281	$—	$2,895

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the six month periods ended June 30, 2014 and June 30, 2013:
Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					2,303		2,303
U.S. Initial Public Offering, net of offering costs		16	(10)	9,750			9,756
Issuance of Preferred Shares	2,000						2,000
Warrants exercised				409			409
Other comprehensive loss						(2,796)	(2,796)
Share-based compensation				122			122
Preferred dividends declared and paid				$(2,076)			$(2,076)
Balance June 30, 2013 (unaudited)	$20,000	$20	$4	$160,973	$(110,372)	$(1,043)	$69,582

Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					4,751		4,751
U.S. Public Offering, net of offering costs		6		25,019			25,025
Other comprehensive income						$1,738	$1,738
Share-based compensation		$1		$942			$943
Balance June 30, 2014 (unaudited)	$2,000	$35	$—	$195,556	$(101,745)	$309	$96,155
As of August 1, 2014, there were 11,638,723 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, 37,038 restricted stock units, and 2,000,000 preferred shares issued and outstanding.
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
There were 2,000,000 preferred shares outstanding at June 30, 2014, all of which are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing two years from January 1, 2013 (the issuance date of the preferred shares). Preferred shares are not entitled to vote.
During the six month period ended June 30, 2014, Atlas did not declare or pay dividends earned through the preferred shares. Hendricks earned $46,000 in dividends during the six month period ended June 30, 2014 and has $136,000 accrued through June 30, 2014, all of which remain unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.

Book Value per Common Share
Book value per common share was as follows:

As of: (in '000s, except for shares and per share data)	June 30, 2014	December 31, 2013
Shareholders' equity	$96,155	$63,698
Less: Preferred stock in equity	2,000	2,000
Less: Accumulated dividends on preferred stock	136	90
Common equity	$94,019	$61,608
Participative shares:
Common shares outstanding	11,771,586	9,424,734
Restricted stock units (RSUs)	37,038	—
Total participative shares	11,808,624	9,424,734
Book value per participative share outstanding	$7.96	$6.54
Year-to-date in 2014, book value per common share increase by $1.42 relative to December 31, 2013 as follows: an increase of $0.90 related to the issuance of 2,161,000 ordinary voting common shares during the second quarter of 2014, an increase of $0.26 related to net income after tax, an increase of $0.15 related to the change in net realized gains/losses after tax, an increase of $0.14 related to the change in deferred tax valuation allowance, and a decrease of $0.03 related to share based compensation.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at June 30, 2014, other than the amounts due under the preferred share redemption, Atlas did not have any other outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures, other than the disclosed repurchase of the preferred shares pursuant to the Share Repurchase Agreement, which occurred on August 1, 2013.
On May 7, 2014, American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas Financial Holdings, Inc. (the “Corporation”), entered into a loan and security agreement (“Loan Agreement”) for a $10 million revolving loan facility. The revolving loan facility is with Fifth Third Bank. Under the Loan Agreement, funds may be borrowed and re-borrowed on a revolving basis by American Acquisition, from the closing date until (but not including) May 7, 2015, the loan maturity date. The interest rate on the advances under the revolving loan facility will generally be LIBOR plus 2.75%, provided that, during a default, interest shall accrue at a rate equal to LIBOR plus 5%. In addition, there is a non-utilization fee equal to 0.25% per annum of an amount equal to $10 million less the daily average of the aggregate principal amount of the revolving loans outstanding plus the aggregate amount of the letter of credit obligations outstanding.
The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2 million outstanding at any time.
The Loan Agreement requires us to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires us to comply with certain financial covenants, including the Operating Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $50 million. The revolving loan facility is secured by all of the outstanding shares of American Country Insurance Company, American Service Insurance Company, Inc., Camelot Services, Inc. and Gateway Insurance Company, which are wholly-owned direct or indirect subsidiaries of American Acquisition (the “Operating Subsidiaries”).

As of June 30, 2014, no funds were accessed from the line of credit nor were there letters of credit issued under the terms of this Loan Agreement.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Six Month Period Ended	Twelve Month Period Ended
	June 30, 2014	December 31, 2013
Cash Provided in /(Used by) Operating Activities	$10,981	$(5,920)
Cash Provided in/(Used by) Financing Activities	25,025	(1,405)
Cash Used by Investing Activities	(3,671)	(2,776)
Net increase (decrease) in cash	$32,335	$(10,101)
Cash provided by operations during the six month period ended June 30, 2014 was primarily due to an increase in net income. Cash provided by investing activities during the six month period ended June 30, 2014 was primarily a result of the increase in the cash and invested assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Not applicable.
Item 5.     Other Information.
None.

Item 6.    Exhibits.

10.1	Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of May 7, 2014
10.2	First Amendment to Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of July 3, 2014
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	Atlas Financial Holdings, Inc.
August 5, 2014	(Registrant)

	By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer