Form 10-Q
period 2014-09-30
Atlas Financial Holdings, Inc.
filed 2014-11-10
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2014	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 11,771,586 shares of the Registrant's common stock outstanding as of November 6, 2014, of which 11,638,723 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 9,400,552 shares as of November 6, 2014 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position as of September 30, 2014 (unaudited) and December 31, 2013	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)	2
Condensed Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	43

SIGNATURES	44

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $127,282 and $130,751)	$127,109	$128,585
Equity securities, at fair value (cost $1,225 and $258)	1,153	258
Other investments	9,137	1,234
Total Investments	137,399	130,077
Cash and cash equivalents	41,816	9,811
Accrued investment income	668	694
Accounts receivable and other assets (net of allowance of $620 and $776)	51,769	37,944
Reinsurance recoverables on amounts paid	4,660	6,921
Reinsurance recoverables on amounts unpaid	10,676	12,225
Prepaid reinsurance premiums	3,398	2,207
Deferred policy acquisition costs	8,953	6,674
Deferred tax asset, net	11,392	9,319
Intangible assets	740	740
Software and office equipment, net	2,683	2,500
Assets held for sale	166	166
Total Assets	$274,320	$219,278

Liabilities
Claims liabilities	$98,634	$101,385
Unearned premiums	62,927	44,232
Due to reinsurers and other insurers	2,522	2,613
Other liabilities and accrued expenses	10,763	7,350
Total Liabilities	$174,846	$155,580

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013. Liquidation value $1.00 per share	$2,000	$2,000

Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,638,723 shares issued and outstanding at September 30, 2014 and 9,291,871 shares issued and outstanding at December 31, 2013	35	28

Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—

Additional paid-in capital	195,853	169,595
Retained deficit	(98,252)	(106,496)
Accumulated other comprehensive loss, net of tax	(162)	(1,429)
Total Shareholders’ Equity	$99,474	$63,698
Total Liabilities and Shareholders’ Equity	$274,320	$219,278

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014 (unaudited)	September 30, 2013 (unaudited)	September 30, 2014 (unaudited)	September 30, 2013 (unaudited)
Net premiums earned	$25,575	$17,976	$70,835	$50,832
Net investment income	768	569	2,226	1,728
Net investment gains	68	33	154	521
Other income	(1)	—	1	8
Total revenue	26,410	18,578	73,216	53,089
Net claims incurred	15,894	11,399	44,235	32,617
Acquisition costs	3,686	2,862	10,252	7,359
Other underwriting expenses	3,329	2,618	10,377	8,633
Expenses incurred related to Gateway acquisition	—	—	—	406
Total expenses	22,909	16,879	64,864	49,015
Income from operations before income tax expense	3,501	1,699	8,352	4,074
Income tax expense	8	—	108	72
Net income attributable to Atlas	3,493	1,699	8,244	4,002
Add: Discount realized on preferred share buyback	—	1,800	—	1,800
Less: Preferred share dividends	24	95	70	596
Net income attributable to common shareholders	$3,469	$3,404	$8,174	$5,206

Basic weighted average common shares outstanding	11,808,624	8,217,692	10,643,507	7,802,253
Earnings per common share, basic	$0.29	$0.41	$0.77	$0.67
Diluted weighted average common shares outstanding	12,210,583	9,835,078	11,042,465	10,337,655
Earnings per common share, diluted	$0.29	$0.35	$0.75	$0.50

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$3,493	$1,699	$8,244	$4,002

Other comprehensive income/(loss):
Changes in net unrealized (losses)/gains	(773)	226	1,748	(3,800)
Reclassification to income	60	(29)	172	(239)
Effect of income tax	242	(65)	(653)	1,375
Other comprehensive (loss)/income for the period	(471)	132	1,267	(2,664)
Total comprehensive income	$3,022	$1,831	$9,511	$1,338

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					4,002		4,002
U.S. initial public offering		16	(10)	9,750			9,756
Issuance of preferred shares	2,000						2,000
Warrants exercised		1		781			782
Other comprehensive loss						(2,664)	(2,664)
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Share-based compensation				184			184
Preferred dividends declared and paid				(2,149)			(2,149)
Balance September 30, 2013 (unaudited)	$2,000	$21	$4	$163,134	$(108,673)	$(911)	$55,575

Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					8,244		8,244
U.S. public offering		6		25,015			25,021
Other comprehensive income						1,267	1,267
Share-based compensation		1		1,243			1,244
Balance September 30, 2014 (unaudited)	$2,000	$35	$—	$195,853	$(98,252)	$(162)	$99,474

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Nine Month Periods Ended
	September 30, 2014 (unaudited)	September 30, 2013 (unaudited)
Operating activities:
Net income	$8,244	$4,002
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization of fixed assets	645	543
Share-based compensation expense	1,244	184
Amortization of deferred gain on sale of headquarters building	(32)	(32)
Deferred income taxes	(2,726)	(631)
Net realized gains	(154)	(521)
(Gain)/loss in equity of investee	(402)	13
Amortization of bond premiums and discounts	603	841
Net changes for non-cash items:
Accounts receivable and other assets, net	(13,825)	(8,328)
Due from reinsurers and other insurers	2,619	(11,201)
Deferred policy acquisition costs	(2,279)	(1,701)
Other assets and accrued investment income	26	(55)
Claims liabilities	(2,751)	(2,230)
Unearned premiums	18,695	9,721
Due to reinsurers and other insurers	(91)	(1,186)
Accounts payable and accrued liabilities	3,445	1,771
Net cash flows provided by/(used in) operating activities	13,261	(8,810)

Investing activities:
Purchase of Gateway (net of cash acquired)	—	11,083
Purchases of investments	(28,160)	(63,527)
Proceeds from sale and maturity of investments	22,702	50,670
Purchases of property and equipment and other	(819)	(749)
Net cash flows used in investing activities	(6,277)	(2,523)

Financing activities:
Preferred share buyback	—	(8,282)
Proceeds from public offering, net of offering costs	25,021	9,756
Warrants exercised	—	781
Dividends paid	—	(2,149)
Net cash flows provided by financing activities	25,021	106

Net change in cash and cash equivalents	32,005	(11,227)

Cash and cash equivalents, beginning of period	9,811	19,912
Cash and cash equivalents, end of period	$41,816	$8,685

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the full calendar year.
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

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2,000,000 preferred shares) and $6.3 million in cash. The agreement includes contractual protections to offset up to $2.0 million of future reserve development. Atlas has also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development. As of September 30, 2014 there have been no additional developments that would require additional consideration to or from Hendricks.

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
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an indefinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the three or nine month periods ended September 30, 2014 or September 30, 2013 related to intangible assets acquired in the Gateway transaction.

Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the nine month period ended September 30, 2013.
Atlas also incurred $337,000 in one-time employee termination costs during the twelve month period ended December 31, 2013, plans for which were formulated and expenses recorded in the first quarter of 2013. These expenses are included in "Other Underwriting Expenses" on the Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the nine month period ended September 30, 2013.
4. EARNINGS PER SHARE
Earnings per ordinary voting common share and restricted voting common share (collectively, the "common shares") for the three and nine month periods ended September 30, 2014 and September 30, 2013 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in $000's except for share and per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic:
Net income attributable to Atlas	$3,493	$1,699	$8,244	$4,002
Add: Discount upon redemption of preferred stock	—	1,800	—	1,800
Less: Preferred share dividends	24	95	70	596
Net income attributable to common shareholders	$3,469	$3,404	$8,174	$5,206
Weighted average basic common shares outstanding	11,808,624	8,217,692	10,643,507	7,802,253
Basic earnings per common share	$0.29	$0.41	$0.77	$0.67
Diluted:
Weighted average basic common shares outstanding	11,808,624	8,217,692	10,643,507	7,802,253
Add:
Dilutive stock options outstanding	147,959	92,579	144,958	64,606
Dilutive warrants	—	508,807	—	438,796
Preferred shares	254,000	1,016,000	254,000	2,032,000
Dilutive average common shares outstanding	12,210,583	9,835,078	11,042,465	10,337,655
Earnings per diluted common share	$0.29	$0.35	$0.75	$0.50
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
Originally, in computing the earnings per diluted common share for the three and nine month periods ended September 30, 2013, the Company did not include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the periods. This dilutive impact increased the denominator in the diluted earnings per share computation for the three and nine month periods ended September 30, 2013 by 15,631 and 92,217 shares, respectively; however, this has no impact on the actual earnings used for the numerator in the earnings per diluted common share computation. The table above has been corrected to include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the three and nine month periods ended September 30, 2013. As a result, there were 8,217,692 and 7,802,253 weighted average common shares outstanding used to compute basic earnings per share and 9,835,078 and 10,337,655 for earnings per diluted common share for the three and nine month periods ended September 30, 2013, respectively. The previously reported earnings per diluted common share for the three and nine month periods ended September 30, 2013 were $0.39 and $0.69, respectively.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding restricted stock units, stock options to purchase ordinary voting common shares, warrants to purchase ordinary voting common shares of Atlas (2013 only), and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2013 (18,000,000 preferred shares) and December 31, 2015 (2,000,000 preferred shares) at the rate of 0.1270 ordinary voting common shares for each preferred share. The effects of these convertible instruments are excluded from the computation of earnings per diluted common share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three and nine month periods ended September 30, 2014, stock options and all of the remaining convertible preferred shares were deemed to be dilutive.

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
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity investments and other investments are as follows. Atlas' other investments are in limited partnerships and insurance linked securities. Atlas' interests in these investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of September 30, 2014, the carrying values of these other investments were approximately $9.1 million versus approximately $1.2 million as of December 31, 2013. The carrying values of these other investments were equal to Atlas' share of the net book value, an amount that approximates fair value (all amounts in '000s):

As of September 30, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$20,263	$30	$267	$20,026
	Corporate
	Banking/Financial Services	17,408	262	60	17,610
	Consumer Goods	3,243	34	22	3,255
	Capital Goods	15,083	333	54	15,362
	Energy	4,338	14	25	4,327
	Telecommunications/Utilities	5,119	101	12	5,208
	Health Care	1,948	—	35	1,913
	Total Corporate	47,139	744	208	47,675
	Mortgage backed - Agency	25,343	182	325	25,200
	Mortgage backed - Commercial	18,962	89	405	18,646
	Total Mortgage Backed	44,305	271	730	43,846
	Other Asset Backed	15,575	14	27	15,562
Total Fixed Income		127,282	1,059	1,232	127,109
Equities		1,225	—	72	1,153
Other		9,137	—	—	9,137
Totals		$137,644	$1,059	$1,304	$137,399

As of December 31, 2013		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,656	238	248	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,583	524	761	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other Asset Backed	12,093	15	9	12,099
Total Fixed Income		130,751	748	2,914	128,585
Equities		258	—	—	258
Other		1,234	—	—	1,234
Totals		$132,243	$748	$2,914	$130,077

The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or	One to five	Five to ten	More than
As of September 30, 2014	less	years	years	ten years	Total
Fixed income securities	$4,297	$54,553	$24,388	$43,871	$127,109
Percentage of total	3.4%	42.9%	19.2%	34.5%	100.0%

	One year or	One to five	Five to ten	More than
As of December 31, 2013	less	years	years	ten years	Total
Fixed income securities	$7,571	$43,693	$28,080	$49,241	$128,585
Percentage of total	5.9%	34.0%	21.8%	38.3%	100.0%
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
There were no other than temporary impairments recorded in the three and nine month periods ended September 30, 2014 as a result of the above analysis performed by management. As of September 30, 2014, Atlas' portfolio was in an unrealized loss position. This loss was primarily driven by the change in interest rates during the first nine months of 2014. All securities in an unrealized loss position as of September 30, 2014 and as of December 31, 2013 have been in said position for less than 12 months. The total fair value of the securities currently in an unrealized loss position was $75.0 million at September 30, 2014 with a total temporary impairment relating to unrealized losses of $1.3 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
The following table summarizes the components of net investment income for the three and nine month periods ended September 30, 2014 and 2013 (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total investment income
Interest income	$726	$632	$2,121	$1,981
Dividends	—	—	—	9
Income from other	154	50	439	112
Investment expenses	(112)	(113)	(334)	(374)
Net investment income	$768	$569	$2,226	$1,728

The following table summarizes the components of net investment gains for the three and nine month periods ended September 30, 2014 and 2013 (all amounts in '000's):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed income securities	$68	$33	$148	$127
Equities	—	—	6	394
Net investment realized gains	$68	$33	$154	$521

Collateral pledged:
As of September 30, 2014 and as of December 31, 2013, bonds and term deposits with a fair value of $14.4 million and $14.5 million, respectively were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As of September 30, 2014 and as of December 31, 2013, the amount of such pledged securities was $6.9 million and $7.9 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FINANCIAL AND CREDIT RISK MANAGEMENT
At September 30, 2014, Atlas' allowance for bad debt was $620,000. Atlas decreased its allowance for doubtful accounts by $156,000 in the nine month period ended September 30, 2014 compared to the balance at December 31, 2013. This decrease relates to the net impact between: 1) a decrease of $200,000 related to the run-off worker's compensation program write-offs, and 2) an increase of $44,000 related to the formulaic modeling correlating to the changes in accounts receivable balances in our core lines during the nine month period ended September 30, 2014.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted market prices (Level 1), third party models using observable market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of September 30, 2014 and as of December 31, 2013 (all amounts in '000s):

As of September 30, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,582	$113,623	$904	$127,109
Equities	1,153	—	—	1,153
Other investments	—	2,160	6,977	9,137
Totals	$13,735	$115,783	$7,881	$137,399

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,624	$115,344	$617	$128,585
Equities	258	—	—	258
Other investments	—	—	1,234	1,234
Totals	$12,882	$115,344	$1,851	$130,077
Of the total portfolio of fixed income securities, only holdings of U.S. Treasury Securities are classified within Level 1. There were no transfers in or out of Level 2 or Level 3 during either period.
The fair value of the fixed income security in Level 3 was calculated using risk-adjusted value ranges and estimates, and the asset is the same at September 30, 2014 as at December 31, 2013. In the nine month period ended September 30, 2014, approximately $377,000 was recognized in investment income from this investment. The other investments in Level 3 at September 30, 2014 had an effect on income for the nine month period ended September 30, 2014 of $317,000. These securities received Level 3 classification due to the absence of fair value quotes from Atlas' third party valuation service provider.

Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of September 30, 2014 and December 31, 2013. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
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
At September 30, 2014 our insurance subsidiaries had a combined statutory surplus of $61.7 million and had combined net written premiums and combined net income for the nine months ended September 30, 2014 of $88.3 million and $3.4 million, respectively.
At December 31, 2013 our insurance subsidiaries had a combined statutory surplus of $53.1 million and had combined net written premiums and combined net income for the twelve months ended December 31, 2013 of $80.5 million and $7.3 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2014 or in the year ended December 31, 2013.
As of September 30, 2014, Atlas held a cash balance of $23.7 million at its holding company as a result of the equity raise during the second quarter of 2014.
7. INCOME TAXES
Due to the partial reversal of the valuation allowance which has offset our tax expense, Atlas' effective tax rate was 0.2% and 1.3% for the three and nine month periods ended September 30, 2014, respectively, compared to the U.S. statutory income tax rate of 34% as shown below (all amounts in '000s):

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$1,190	34.0%	$578	34.0%	$2,839	34.0%	$1,385	34.0%
Provision for deferred tax assets deemed unrealizable (Valuation Allowance)	(1,191)	(34.0)%	(1,165)	(68.6)%	(2,811)	(33.7)%	(2,096)	(51.4)%
Nondeductible expenses	3	0.1%	9	0.6%	8	0.1%	159	3.9%
State Tax (net of Federal benefit)	6	0.1%	—	—%	72	0.9%	48	1.2%
Tax Net Operating Loss Limitation Write-Down (excluding valuation allowance)	—	—%	578	34.0%	—	—%	578	14.2%
Other	—	—%	—	—%	—	—%	(2)	(0.1)%
Provision for income taxes for continuing operations	$8	0.2%	$—	—%	$108	1.3%	$72	1.8%

Income tax expense consists of the following for the three and nine month periods ended September 30, 2014 and September 30, 2013:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Current tax expense	$1,487	$631	$2,834	$703
Deferred tax expense	(1,479)	(631)	(2,726)	(631)
Total	$8	$—	$108	$72
Upon the reverse merger transaction forming Atlas on December 31, 2010, a yearly limitation as required by Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years and the current year has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger which is believed more likely than not to be utilized in the future, after consideration of the valuation allowance.
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
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.6 million as of September 30, 2014. Book value per common share was unaffected by this event, as the amount of lost net deferred tax assets of $578,000 were offset by a corresponding decrease in the valuation allowance which was already held against the majority of these assets. The Company has filed its 2013 U.S. Federal tax return during the third quarter of 2014. Any adjustments arising from this filing will be reflected in the Company's annual filing of its form 10-K.
Utilization of deferred tax assets related to net operating loss carryforwards were limited for the periods ended September 30, 2014 and September 30, 2013 due to IRC Section 382 annual limitations.  However, based upon taxable income generated for the periods ended September 30, 2014 and September 30, 2013, the Company reassessed the valuation allowance and reduced such valuation allowance in amounts in excess of the annual limitations based upon the expectation that these amounts will be realized.
The components of deferred income tax assets and liabilities as of September 30, 2014 and December 31, 2013 are as follows (all amounts in '000s):

As of:	September 30, 2014	December 31, 2013
Deferred tax assets:
Taxable loss carryforwards	$14,596	$15,265
Unpaid claims and unearned premiums	5,963	4,783
Bad debts	211	264
Other	1,310	1,446
Valuation allowance	(6,636)	(9,446)
Total deferred tax assets, net of allowance	15,444	12,312

Deferred tax liabilities:
Deferred policy acquisition costs	(3,044)	(2,269)
Investment securities	(629)	(345)
Other	(379)	(379)
Total gross deferred tax liabilities	(4,052)	(2,993)
Net deferred tax assets	$11,392	$9,319

Amounts and expiration dates of the operating loss carryforwards as of September 30, 2014 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$9,411
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$42,930
Atlas established a valuation allowance of $6.6 million and $9.4 million for its gross deferred tax assets as of September 30, 2014 and December 31, 2013, respectively.
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
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the nine month period ended September 30, 2014 or the year ended December 31, 2013. Tax years 2010 and forward are subject to examination by the Internal Revenue Service.
8. OPERATING LEASE COMMITMENTS
As of September 30, 2014, Atlas has the following cash obligations related to its operating leases (all amounts in '000s):

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$292	$1,186	$845	$281	$—	$2,604
9. SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and capital assets as of September 30, 2014 and as of December 31, 2013, excluding assets held for sale (all amounts in '000s):

As of:	September 30, 2014	December 31, 2013
Leasehold improvements	$501	$501
Internal use software	7,065	6,344
Computer equipment	1,816	1,750
Furniture and other office equipment	384	394
Total	9,766	8,989
Accumulated depreciation	(7,083)	(6,489)
Balance, end of period	$2,683	$2,500

Depreciation expense and amortization was $645,000 for the nine month period ended September 30, 2014. For the year ended December 31, 2013, depreciation expense and amortization was $795,000.

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
Gross premiums written and ceded premiums, losses and commissions for the three and nine month periods ended September 30, 2014 and September 30, 2013 are as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premiums written	$42,046	$32,075	$96,071	$70,990
Less: Ceded premiums written	4,275	2,241	7,733	10,906
Net premiums written	37,771	29,834	$88,338	$60,084

Ceded premiums earned	2,420	2,574	$6,541	$10,438
Ceded losses and loss adjustment expenses	1,112	1,246	1,859	6,232
Ceding commissions	695	548	1,636	1,656
11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2014 and September 30, 2013 were as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Unpaid claims, beginning of period	$99,305	$105,221	$101,385	$70,067
Less: reinsurance recoverable	11,369	14,480	12,225	5,680
Net beginning unpaid claims reserves	87,936	90,741	89,160	64,387

Net reserves acquired	—	—	—	29,923

Incurred related to:
Current year	16,135	11,392	44,851	32,591
Prior years	(241)	7	(616)	26
	15,894	11,399	44,235	32,617

Paid related to:
Current year	5,413	3,810	11,831	8,343
Prior years	10,459	8,979	33,606	29,233
	15,872	12,789	45,437	37,576

Net unpaid claims, end of period	87,958	89,351	87,958	89,351
Add: reinsurance recoverable	10,676	14,695	10,676	14,695
Unpaid claims, end of period	$98,634	$104,046	$98,634	$104,046

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
The favorable development for the three and nine month periods ended September 30, 2014 relates to a program that remains in run-off.
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the nine month periods ended September 30, 2014 and September 30, 2013 follows (prices in Canadian dollars designated with "C$"):

	Nine Month Periods Ended
	September 30, 2014			September 30, 2013
	Number		Avg. Price	Number		Avg. Price
Outstanding, beginning of period	224,623	C$	$6.05	133,955	C$	$5.76
Granted	175,000		$13.26	91,668	C$	$6.45
Exercised	—			—
Outstanding, end of period	399,623		*	225,623	C$	$6.05
* - Avg. Price not computed due to currency differences.
Information about options outstanding at September 30, 2014 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 15, 2020	9,700	9,700
January 18, 2011	January 18, 2021	123,255	123,255
January 11, 2013	January 11, 2023	91,668	30,557
March 6, 2014	March 6, 2024	175,000	—
Total		399,623	163,512
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
In accordance with Accounting Standard Codification 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. In the nine month period ended September 30, 2014, Atlas recognized $428,000 in expense compared to $184,000 in the nine month period ended September 30, 2013. Stock compensation expense is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to all option grants is $1.2 million as of the nine months ended September 30, 2014, which will be recognized over the next 29 months.

The weighted average exercise price of all the shares exercisable at September 30, 2014 is C$6.05 on outstanding options granted prior to December 31, 2013 and $13.26 on outstanding options granted after January 1, 2014 versus C$6.05 at December 31, 2013. The grants have a weighted average remaining life of 8.11 years and the stock options outstanding have an intrinsic value of $2.0 million as of September 30, 2014.
In the second quarter of 2013, a new Equity Incentive Plan was approved by Shareholders at the Annual General Meeting. Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a new securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted units, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see note 13) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchased during the six-month period beginning on June 18, 2013 and ending on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”) which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The Company will incur $45,000 of compensation expense per month relating to these restricted grants for ordinary voting common shares. As of the nine month period ended September 30, 2014, the Company has expensed $316,000.
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
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $17,500 for 2014, to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 during 2014. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 2.5% of annual earnings for a total maximum expense of 3.75% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $148,000 and $103,000 for the nine months ended September 30, 2014 and 2013, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 5% of annual earnings for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $77,000 and $41,000 for the nine months ended September 30, 2014 and 2013, respectively. Shares purchased pursuant to this plan are made in the open market.
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

		September 30, 2014		December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary Voting Common	266,666,667	11,638,723	$35	9,291,871	$28
Restricted Voting Common	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	11,771,586	$35	9,424,734	$28
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
During the nine month period ended September 30, 2014, the Company issued 148,152 participative restricted grants for ordinary voting common shares and 37,700 fully vested ordinary voting common shares to directors and officers, respectively. The Company also issued 37,038 participative restricted stock units (RSUs) to its non-US director. These shares and RSUs were granted under the Company's equity incentive plan.
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
There were 2,000,000 preferred shares outstanding at September 30, 2014, all of which are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing two years from January 1, 2013 (the issuance date of the preferred shares). Preferred shares are not entitled to vote.
During the nine month period ended September 30, 2014, Atlas did not declare or pay dividends earned through the preferred shares. Hendricks earned $70,000 in dividends during the nine month period ended September 30, 2014, and has $160,000 accrued through September 30, 2014, which remains unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine month periods ended September 30, 2014 and September 30, 2013 (in '000s):

	Nine Month Periods Ended
	September 30, 2014	September 30, 2013
Balance, beginning of period	$6,674	$3,764
Acquired in business combination	—	1,233
Acquisition costs deferred	12,531	9,061
Amortization charged to income	(10,252)	(7,359)
Balance, end of period	$8,953	$6,699
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
17. LINE OF CREDIT
On May 7, 2014, American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas, entered into a loan and security agreement (“Loan Agreement”) for a $10 million revolving loan facility with Fifth Third Bank. Under the Loan Agreement, funds may be borrowed and re-borrowed on a revolving basis by American Acquisition, from the closing date until (but not including) May 7, 2015, the loan maturity date. The interest rate on the advances under the revolving loan facility will generally be LIBOR plus 2.75%, provided that, during a default, interest shall accrue at a rate equal to LIBOR plus 5%. In addition, there is a non-utilization fee equal to 0.25% per annum of an amount equal to $10 million less the daily average of the aggregate principal amount of the revolving loans outstanding plus the aggregate amount of the letter of credit obligations outstanding. The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2 million outstanding at any time.
The Loan Agreement requires us to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires us to comply with certain financial covenants, including the Operating Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $50 million. The revolving loan facility is secured by all of the outstanding shares of American Country, American Service, Camelot Services and Gateway, which are wholly-owned direct or indirect subsidiaries of American

Acquisition (collectively, the “Operating Subsidiaries”). As of September 30, 2014, no funds were accessed from the line of credit nor were there letters of credit issued under the terms of this Loan Agreement.
18. SUBSEQUENT EVENTS
On October 17, 2014, Atlas announced that it had entered into a definitive agreement to acquire Global Liberty Insurance Company of New York along with its affiliated underwriting and premium finance companies (collectively, “Global Liberty”) for approximately $25 million.   The purchase price will include $4 million of AFH preferred shares with an annual dividend rate of 4.5%, payable in cash or in kind, which are convertible to AFH common stock after the fifth anniversary of issuance at an initial rate of .50 common shares per preferred share.  The final amount of preferred shares will be adjusted based on actual loss development related to Global Liberty’s pre-acquisition reserves.  Atlas and the seller have a mutual right to trigger the redemption of these shares for cash after the third anniversary of issuance at $1 per share plus any accrued interest, subject to certain conditions.  The remainder of the purchase price will be paid in cash.  An earn out of up to an additional $1 million may be paid based on underwriting profitability of the New York business during the three years subsequent to the transaction's effective date.  Completion of the transaction is subject to customary closing conditions, including regulatory approval of the change of control of Global Liberty, and is expected to be completed during the first quarter of 2015.  More information is available in the Current Report on Form 8-K as filed with the SEC on October 21, 2014.

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
Although Atlas has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements contained herein are made as of the date of this report, and Atlas disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements due to the inherent uncertainty in them.
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

II. CONSOLIDATED PERFORMANCE
Third Quarter 2014 Financial Performance Summary (comparisons to Third Quarter 2013 unless otherwise noted):

•	Gross premium written increased by 31.1%, which included an increase of 33.0% in our core commercial auto business

•	Excluding premiums related to the Excess Taxi program, gross premium written increased by 53.7% in target owner operator and small fleet accounts

•	The combined ratio improved by 4.3 percentage points to 89.6%

•	Underwriting results improved by $1.6 million, representing a 143.2% increase

•	Operating income was $3.4 million for the three month period ended September 30, 2014 compared to $1.7 million for the three month period ended September 30, 2013

•	For the nine month period ended September 30, 2014, operating income was $8.2 million compared to $4.0 million for the nine month period ended September 30, 2013

•
Earnings per diluted common share were $0.29, representing a $0.12 increase before the impact of the $1.8 million discount upon redemption of preferred stock which occurred in the third quarter of 2013

•	Book value per common share on September 30, 2014 was $8.24, compared to $6.54 at December 31, 2013 and $6.50 at September 30, 2013

•	Full time employees increase by 16% to 115 from December 31, 2013, in preparation for continued growth

•	Annualized third quarter 2014 return on average common equity was 14.5%

The following financial data is derived from Atlas’ unaudited consolidated financial statements for the three and nine month periods ended September 30, 2014 and September 30, 2013.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premium written	$42,046	$32,075	$96,071	$70,990
Net premium earned	25,575	17,976	70,835	50,832
Losses on claims	15,894	11,399	44,235	32,617
Acquisition costs	3,686	2,862	10,252	7,359
Other underwriting expenses	3,329	2,618	10,377	8,296
Underwriting expenses related to the integration of Gateway	—	—	—	337
Net underwriting income	2,666	1,097	5,971	2,223
Net investment income	768	569	2,226	1,728
Income from operating activities, before tax	3,434	1,666	8,197	3,951
Less: Legal/professional fees incurred related to Gateway acquisition	—	—	—	406
Realized gains and other income	67	33	155	529
Net income before tax	3,501	1,699	8,352	4,074
Income tax expense	8	—	108	72
Net income	$3,493	$1,699	$8,244	$4,002

Key Financial Ratios:
Loss ratio	62.2%	63.4%	62.5%	64.2%
Acquisition cost ratio	14.4%	15.9%	14.5%	14.5%
Other underwriting expense ratio	13.0%	14.6%	14.6%	17.0%
Combined ratio	89.6%	93.9%	91.6%	95.7%
Return on equity (annualized)	14.3%	10.9%	13.5%	9.2%
Return on common equity (annualized)	14.5%	12.5%	13.7%	9.7%
Operating income per common share	$0.28	$0.17	$0.74	$0.38
Earnings per diluted common share	$0.29	$0.35	$0.75	$0.50
Book value per common shares outstanding	$8.24	$6.50	$8.24	$6.50

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
Third Quarter 2014 compared to Third Quarter 2013:
Atlas’ combined ratio for the three month period ended September 30, 2014 was 89.6%, compared to 93.9% for the three month period ended September 30, 2013.
There was a 33.0% and a 25.7% increase in gross and net premium written, respectively, related to core commercial lines for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. The pricing activity related to our core lines is the primary driver for loss ratio improvement in 2014 as compared to 2013. The overall loss ratio for the three month period ended September 30, 2014 improved to 62.2% from 63.4% in the three month period ended September 30, 2013. We continued to see incremental opportunities to increase price during the third quarter of 2014.
Net premium earned increased by 42.3% in the three month period ended September 30, 2014 to $25.6 million compared to $18.0 million for the three month period ended September 30, 2013. As a result of the growth in net premium earned, the Company continues to see benefits associated with our operating scale, which is illustrated by the decrease of 1.6% in the other underwriting expense ratio as compared to the prior year quarter. This incremental margin due to scale was achieved despite our 16% increase in additional staff during the first nine months of 2014, which we hired in anticipation of continued above average growth. As communicated in the first quarter of 2014, the Company is accruing for expected management and director incentive compensation. This expense represented 1.6% of the other underwriting expense ratio in the three month period ended September 30, 2014.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count has increased approximately 19% in the past two years. At our current rate levels, we believe the size of the addressable market in terms of premium has increased approximately 30%. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends. Return on equity remains our priority and our objective will always be to deliver better than industry level results based on our specialized focus.
Atlas generated net investment income of $768,000 for the three month period ended September 30, 2014, as well as $67,000 of realized gains and other income. This resulted in a 1.9% annualized yield for the three month period ended September 30, 2014. The decrease in yield for the nine month period ended September 30, 2014 is attributable to the equity raise, which occurred during the second quarter of 2014 and increased the Company's cash and cash equivalent balances, which are included in the average securities at cost. Atlas generated net investment income of $569,000 for the three month period ended September 30, 2013, as well as $33,000 of realized gains. This resulted in a 1.7% annualized yield for the three month period ended September 30, 2013.
Overall, Atlas generated net income of $3.5 million for the three month period ended September 30, 2014. After the dilutive impact of the convertible preferred shares, warrants (2013 only) and stock options, earnings per diluted common share in the three month period ended September 30, 2014 was $0.29. This compares to net income of $1.7 million plus the impact of the discount upon redemption of preferred shares occurring in August 2013 of $1.8 million, the combination of which equated to earnings per diluted common share of $0.35 in the three month period ended September 30, 2013.
Nine month period ended September 30, 2014 compared to Nine month period ended September 30, 2013:
Atlas’ combined ratio for the nine month period ended September 30, 2014 was 91.6%, compared to 95.7% for the nine month period ended September 30, 2013.
There was a 39.2% and a 35.5% increase in gross and net premium written, respectively, related to core commercial lines for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013. Net premium earned increased by 39.4% in the nine month period ended September 30, 2014 to $70.8 million compared to $50.8 million for the nine month period ended September 30, 2013. The overall loss ratio for the nine month period ended September 30, 2014 improved to 62.5% from 64.2% in the nine month period ended September 30, 2013.
Atlas generated net investment income of $2.2 million for the nine month period ended September 30, 2014, as well as $155,000 of realized gains and other income. This resulted in a 2.0% annualized yield for the nine month period ended September 30, 2014. The decrease in yield for the nine month period ended September 30, 2014 is attributable to the equity raise, which occurred during the second quarter of 2014 and increased the Company's cash and cash equivalent balances, which are included in the average securities at cost. Atlas generated net investment income of $1.7 million for the nine month period ended September 30, 2013, as well as $521,000 of realized gains. This resulted in a 2.3% annualized yield for the nine month period ended September 30, 2013.

Overall, Atlas generated net income of $8.2 million for the nine month period ended September 30, 2014. After the dilutive impact of the convertible preferred shares, warrants (2013 only) and stock options, earnings per diluted common share in the nine month period ended September 30, 2014 was $0.75. This compares to net income of $4.0 million plus the impact of the discount upon redemption of preferred shares occurring in August 2013 of $1.8 million, the combination of which equated to earnings per diluted common share of $0.50 in the nine month period ended September 30, 2013.

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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. In short, Atlas does not rely on rating agency ratings to make investment decisions, but instead, with the support of its independent investment advisors, performs an independent fundamental credit analysis to find the best securities possible. Together with its investment advisor, Atlas found that over time this process creates an ability to sell securities prior to rating agency downgrades or to buy securities before upgrades. As of September 30, 2014, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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

IV. OPERATING RESULTS
Three and nine month periods ended September 30, 2014 compared to three and nine month periods ended September 30, 2013:
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Nine Month Periods Ended
	September 30, 2014	September 30, 2013	% Change	September 30, 2014	September 30, 2013	% Change
Commercial automobile	$41,235	$31,002	33.0%	$93,628	$67,286	39.1%
Surety	818	1,173	(30.3)%	2,626	3,210	(18.2)%
Other	(7)	(100)	(93.0)%	(183)	494	(137.0)%
	$42,046	$32,075	31.1%	$96,071	$70,990	35.3%
For the three month period ended September 30, 2014, gross premium written was $42.0 million compared to $32.1 million in the three month period ended September 30, 2013 and $22.8 million in the three month period ended June 30, 2014, representing a 31.1% increase and 84.4% increase, respectively. In the three month period ended September 30, 2014, gross premium written from commercial automobile was $41.2 million, representing an increase of 33.0% relative to the three month period ended September 30, 2013 and a 85.4% increase relative to the three month period ended June 30, 2014.
For the nine month period ended September 30, 2014, gross premium written was $96.1 million compared to $71.0 million in the nine month period ended September 30, 2013, representing a 35.3% increase. Gross premium written from commercial automobile was $93.6 million, an increase of 39.1% compared to the nine month period ended September 30, 2013.
The $10.0 million improvement relative to the third quarter 2013 is attributable to Atlas' continued geographic penetration as a result of the positive response from both new and existing agents and insureds to Atlas' value proposition. We target primarily owner operators and small fleets within the taxi, limousine and paratransit segments. Our gross written premium from these target accounts increased 53.7% in the third quarter of 2014 as compared to the third quarter of 2013. For the nine month period ended September 30, 2014, the owner operators and small fleets within the taxi, limousine and paratransit segments increased 47.9% as compared to the nine month period ended September 30, 2013.
Geographic Concentration
The following table summarizes gross premium written by state.

Gross premium written by state ($ in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
New York	$16,645	39.6%	$14,638	45.6%	$25,313	26.3%	$19,084	26.9%
Louisiana	3,415	8.1%	2,863	8.9%	4,995	5.2%	4,472	6.3%
California	3,317	7.9%	1,249	3.9%	5,908	6.1%	2,834	4.0%
Michigan	2,226	5.3%	1,967	6.1%	8,130	8.5%	6,079	8.6%
Pennsylvania	1,631	3.9%	124	0.4%	2,169	2.3%	393	0.6%
Minnesota	1,481	3.5%	1,149	3.6%	5,217	5.4%	3,410	4.8%
Texas	1,388	3.3%	992	3.1%	2,377	2.5%	2,957	4.2%
Missouri	1,267	3.0%	749	2.3%	2,499	2.6%	1,759	2.5%
Illinois	1,223	2.9%	1,962	6.1%	12,171	12.7%	9,939	14.0%
South Carolina	1,185	2.8%	534	1.7%	2,943	3.1%	1,422	2.0%
Other	8,268	19.7%	5,848	18.3%	24,349	25.3%	18,641	26.1%
Total	$42,046	100.0%	$32,075	100.0%	$96,071	100.0%	$70,990	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended September 30, 2013, we experienced growth in gross premium written in 30 states in the three month period ended September 30, 2014. In 10 of those 30 states, we experienced quarter over quarter growth of greater than 100% due to our continued marketing and underwriting efforts and the current market environment.
Atlas saw similar geographic diversification in the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013, where 15 states experienced growth of 50% or more as compared to the prior year period.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased 90.8% to $4.3 million for the three month period ended September 30, 2014 compared to $2.2 million for the three month period ended September 30, 2013 and increased 195.6% compared to $1.4 million for the three month period ended June 30, 2014. The increase from the prior year third quarter is primarily due to Atlas' participation in a quota share reinsurance agreement for its commercial auto and general liability lines of business which was implemented as of July 1, 2014. This quota share agreement provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.
In the nine month period ended September 30, 2014, ceded premium written decreased 29.1% to $7.7 million compared to $10.9 million for the nine month period ended September 30, 2013, primarily due to reinsurance related to the Gateway workers' compensation program that was implemented as of January 1, 2013.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 26.6% to $37.8 million for the three month period ended September 30, 2014 compared with $29.8 million for the three month period ended September 30, 2013 and increased 76.9% compared to the three month period ended June 30, 2014. As a percentage of the insurance subsidiaries’ overall book of business, virtually 100% of net premium written related to commercial auto. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
In the nine month period ended September 30, 2014, net premium written increased 47.0% to $88.3 million from $60.1 million in the nine month period ended September 30, 2013. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $25.6 million in the three month period ended September 30, 2014, a 42.3% increase compared to $18.0 million in the three month period ended September 30, 2013 and a 9.7% increase relative to the three month period ended June 30, 2014. These increases are a result of the continued growth in our gross premiums written.
In the nine month period ended September 30, 2014, net premium earned increased 39.4% to $70.8 million from $50.8 million in the nine month period ended September 30, 2013, attributed to the combined effects of the issues cited in the ‘Gross Premium Written’, ‘Ceded Premium Written’, and 'Net Premium Written' sections above.
Claims Incurred
The loss ratios relating to the claims incurred for the three and nine month periods ended September 30, 2014 were 62.2% and 62.5%, respectively, compared to 63.4% and 64.2% for the three and nine month periods ended September 30, 2013, respectively. Loss ratios improvement relative to prior periods is due to the pricing, underwriting and claims initiatives related to our core lines.

We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend. The Company is committed to maintaining and building on this underwriting and claim handling expertise as a core competency as the volume of business continues to increase.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $3.7 million in the three month period ended September 30, 2014, or 14.4% of net premium earned, as compared to 15.9% in the three month period ended September 30, 2013 and 14.9% in the three month period ended June 30, 2014. The decrease in the ratio is the result of the geographic and business mix of our gross premiums written as commission and tax rates vary.
For the nine month period ended September 30, 2014, acquisition costs were $10.3 million, or 14.5% of net premium earned, which remained unchanged from the nine month period ended September 30, 2013.
Other Underwriting Expenses
The other underwriting expense ratio was 13.0% in the three month period ended September 30, 2014 compared to 14.6% in the three month period ended September 30, 2013 and 15.1% for the three month period ended June 30, 2014. For the nine month period ended September 30, 2014, the other underwriting expense ratio was 14.6% compared to 17.0% in the nine month period ended September 30, 2013. As a result of the growth in net premium earned, the Company continues to see benefits associated with our operating scale, which is illustrated by the decrease of 1.6% in the other underwriting expense ratio as compared to the prior year quarter. As a result of continuing positive trends and increasing market opportunities, the Company has begun to hire in advance of the increasing work flow demands in order to properly train this new staff with Atlas' best practices. Since December 31, 2013, the Company has increased its employee count by 16% to help ensure that the Company can take advantage of favorable market conditions and continue to deliver its strong value proposition and above average underwriting results. We view this as an important investment in our future.
During the first quarter of 2014, we incurred $827,000 of expense related to discretionary management incentive compensation, which was paid in the first quarter of 2014, $500,000 of which was an amount in excess of the first quarter 2014 discretionary bonus accrual. These expenses are included in the other underwriting expenses. As communicated in the first quarter of 2014, the Company is accruing for expected management and director incentive compensation. This expense represented 1.6% of the other underwriting expense ratio in the three month period ended September 30, 2014.
During the first quarter of 2013, we incurred restructuring costs related to the acquisition of Gateway of $337,000, which increased our underwriting expense ratio by 0.7% for the nine month period ended September 30, 2013.
In addition to the restructuring costs above, we also incurred employment costs of $345,000 in the nine month period ended September 30, 2013 related to former Gateway employees who were severed from Atlas during 2013. These costs increased the other underwriting expense ratio for that period by 0.7%.
The 2013 ratios exclude $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio.
Atlas’ combined ratios for the three and nine months ended September 30, 2014 and 2013 are summarized in the table below. 2014 combined ratio improvement is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios (in '000s)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net premium earned	$25,575	$17,976	$70,835	$50,832
Underwriting expenses [1]	22,909	16,879	64,864	48,609
Combined ratio	89.6%	93.9%	91.6%	95.7%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Net Investment Income
The following table summarizes investment results for the three and nine month periods ended September 30, 2014 and September 30, 2013 (in '000s except percentages):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Average securities at cost	$178,333	$145,991	$159,630	$133,358
Interest income after expenses	$614	$519	$1,786	$1,639
Percent earned on average investments (annualized)	1.4%	1.4%	1.5%	1.6%
Net realized gains	$68	$33	$154	$521
Dividend income	—	—	—	9
Equity in investee	154	50	439	81
Net investment income	$836	$602	$2,379	$2,250
Total realized yield (annualized)	1.9%	1.7%	2.0%	2.3%
Investment income (excluding net realized gains) increased by 34.5% to $768,000 in the three month period ended September 30, 2014, compared to $569,000 in the three month period ended September 30, 2013. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 1.9% for the three month period ended September 30, 2014, 1.7% for the three month period ended September 30, 2013, and 1.9% for the three month period ended June 30, 2014.
On a year-to-date basis, investment income (excluding net realized gains) increased by 28.7% to $2.2 million in the nine month period ended September 30, 2014 compared to $1.7 million in the nine month period ended September 30, 2013, resulting in an annualized yield of 2.0% year-to-date, compared to 2.3% in the nine month period ended September 30, 2013.
The increases in interest income from prior year periods are the result of increases in the amount of cash and invested assets. The decrease in yield for the nine month period ended September 30, 2014 is attributable to the increase in the Company's cash and cash equivalent balances related to the equity raise that occurred during the second quarter of 2014. These increased cash and cash equivalent balances are included in the computation deriving the average securities at cost.
Net Realized Investment Gains
Net realized investment gains in the three month period ended September 30, 2014 were $68,000 compared to net realized investment gains of $33,000 in the three month period ended September 30, 2013 and $97,000 of net realized investment losses in the three month period ended June 30, 2014. For the nine month period ended September 30, 2014, net realized investment gains were $154,000 compared to $521,000 for the nine month period ended September 30, 2013. The difference is the result of management's decision to sell certain securities in the first quarter of 2013 to take advantage of favorable market conditions.
Other Income (Expense)
Atlas recorded other expense of $1,000 in the three month period ended September 30, 2014 and $0 for the three month period ended September 30, 2013. For the nine month period ended September 30, 2014, other income was $1,000 compared to $8,000 in the nine month period ended September 30, 2013. The difference is the result of the collection of agents' balances previously written off.
Income/Loss before Income Taxes
Atlas generated pre-tax income of $3.5 million in the three month period ended September 30, 2014, compared to pre-tax income of $1.7 million in the three month period ended September 30, 2013 and $2.7 million of income in the three month period ended June 30, 2014. For the nine month period ended September 30, 2014, Atlas generated pre-tax income of $8.4 million compared to income of $4.1 million in the nine month period ended September 30, 2013, or a 105.0% increase over the prior year-to-date period. The causes of these changes are attributed to the combined effects of the issues cited in the ‘Net Premium Earned’, ‘Claims Incurred’, 'Acquisition Costs', 'Other underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax Expense
Atlas recognized tax expense of $8,000 in the three month period ended September 30, 2014 compared to $0 in the three month period ended September 30, 2013 due to the impact of state income taxes net of the reversal of the valuation allowance, which has offset the Federal tax expense for these periods. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual percentage of pre-tax income provided for the three and nine month periods ended September 30, 2014 and September 30, 2013:

Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$1,190	34.0%	$578	34.0%	$2,839	34.0%	$1,385	34.0%
Provision for deferred tax assets deemed unrealizable (Valuation Allowance)	(1,191)	(34.0)%	(1,165)	(68.6)%	(2,811)	(33.7)%	(2,096)	(51.4)%
Nondeductible expenses	3	0.1%	9	0.6%	8	0.1%	159	3.9%
State Tax (net of Federal benefit)	6	0.1%	—	—%	72	0.9%	48	1.2%
Tax Net Operating Loss Limitation Write-Down (excluding valuation allowance)	—	—%	578	34.0%	—	—%	578	14.2%
Other	—	—%	—	—%	—	—%	(2)	(0.1)%
Provision for income taxes for continuing operations	$8	0.2%	$—	—%	$108	1.3%	$72	1.8%
Net Income and Earnings per Common Share
Atlas had net income of $3.5 million during the three month period ended September 30, 2014 compared to $1.7 million during the three month period ended September 30, 2013 and $2.6 million for the three month period ended June 30, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the three month period ended September 30, 2014 was $0.29 compared to $0.35 in the three month period ended September 30, 2013 and $0.23 in the three month period ended June 30, 2014.
For the three month period ended September 30, 2014, there were 11,808,624 weighted average common shares outstanding used to compute basic earnings per share and 12,210,583 used for earnings per diluted common share. For the three month period ended September 30, 2013, there were 8,217,692 weighted average common shares outstanding used to compute basic earnings per share and 9,835,078 used for earnings per diluted common share.
In the nine month period ended September 30, 2014, Atlas had net income of $8.2 million, resulting in earnings per diluted common share of $0.75. In the nine month period ended September 30, 2013, Atlas had net income of $4.0 million, resulting in earnings per diluted common share of $0.50.
For the nine month period ended September 30, 2014, there were 10,643,507 weighted average common shares outstanding used to compute basic earnings per share and 11,042,465 used for earnings per diluted common share. For the nine month period ended September 30, 2013, there were 7,802,253 weighted average common shares outstanding used to compute basic earnings per share and 10,337,655 used for earnings per diluted common share.
The following chart illustrates Atlas’ potential dilutive common shares for the three and nine months ended September 30, 2014 and 2013:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted average common shares outstanding	11,808,624	8,217,692	10,643,507	7,802,253
Dilutive potential ordinary shares:
Dilutive stock options	147,959	92,579	144,958	64,606
Dilutive warrants	—	508,807	—	438,796
Dilutive shares upon preferred share conversion	254,000	1,016,000	254,000	2,032,000
Dilutive average common shares outstanding	12,210,583	9,835,078	11,042,465	10,337,655
Originally, in computing the earnings per diluted common share for the three and nine month periods ended September 30, 2013, the Company did not include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the periods. This dilutive impact increased the denominator in the earnings per diluted common share computation for the three and nine month periods ended September 30, 2013 by 15,631 and 92,217 shares respectively; however, this has no impact on the actual earnings used for the numerator in the earnings per share computation. The table above has been corrected to include the dilutive impact of the exercised warrants as if they were exercised at the beginning of the three and nine month periods ended September 30, 2013. As a result, there were 8,217,692 and 7,802,253 weighted average common shares outstanding used to compute basic earnings per share and 9,835,078 and 10,337,655 for earnings per diluted common share for the three and nine month periods ended September 30, 2013, respectively. The previously reported earnings per diluted common share for the three and nine month periods ended September 30, 2013 were $0.39 and $0.69, respectively.
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
Atlas' operating income for the three and nine month periods ended September 30, 2014 and September 30, 2013 are summarized in the table below:
Operating Income (in '000's)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
U.S. GAAP net income	$3,493	$1,699	$8,244	$4,002
Add: Expenses incurred related to Gateway acquisition	—	—	—	406
Less: Net realized gains	68	33	154	521
Less: Other income	(1)	0	1	8
Operating Income	$3,426	$1,666	$8,089	$3,879
The increase in operating income is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, ‘Other Underwriting Expenses', and 'Net Investment Income' sections above.

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
Portfolio Composition
Atlas held securities with a fair value of $137.4 million as of September 30, 2014, which were primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity investments are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

As of September 30, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$20,263	$30	$267	$20,026
	Corporate
	Banking/Financial Services	17,408	262	60	17,610
	Consumer Goods	3,243	34	22	3,255
	Capital Goods	15,083	333	54	15,362
	Energy	4,338	14	25	4,327
	Telecommunications/Utilities	5,119	101	12	5,208
	Health Care	1,948	—	35	1,913
	Total Corporate	47,139	744	208	47,675
	Mortgage backed - Agency	25,343	182	325	25,200
	Mortgage backed - Commercial	18,962	89	405	18,646
	Total Mortgage Backed	44,305	271	730	43,846
	Other Asset Backed	15,575	14	27	15,562
Total Fixed Income		127,282	1,059	1,232	127,109
Equities		1,225	—	72	1,153
Other		9,137	—	—	9,137
Totals		$137,644	$1,059	$1,304	$137,399

	As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/Financial Services	16,656	238	248	16,646
	Consumer Goods	5,044	28	77	4,995
	Capital Goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/Utilities	4,979	50	55	4,974
	Health Care	2,025	—	87	1,938
	Total Corporate	45,583	524	761	45,346
	Mortgage backed - Agency	28,877	120	910	28,087
	Mortgage backed - Commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other Asset Backed	12,093	15	9	12,099
	Total Fixed Income	130,751	748	2,914	128,585
	Equities	258	—	—	258
	Other	1,234	—	—	1,234
	Totals	$132,243	$748	$2,914	$130,077

Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Due in less than one year	$4,297	3.4%	$7,571	5.9%
Due in one through five years	54,553	42.9%	43,693	34.0%
Due after five through ten years	24,388	19.2%	28,080	21.8%
Due after ten years	43,871	34.5%	49,241	38.3%
Total	$127,109	100.0%	$128,585	100.0%
As of September 30, 2014, 46.3% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 4.3 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy), and excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 86.4% rated ‘A’ or better as of September 30, 2014 compared to 88.3% as of December 31, 2013.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$74,100	58.7%	$76,616	59.8%
AA/Aa	11,624	9.2%	12,733	10.0%
A/A	23,329	18.5%	23,624	18.5%
BBB/Baa	17,152	13.6%	14,995	11.7%
Total Securities	$126,205	100.0%	$127,968	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the nine month period ended September 30, 2014 or the nine month period ended September 30, 2013.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and its respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss.
The total fair value of the securities in an unrealized loss position as of September 30, 2014 was $75.0 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held as of September 30, 2014, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $50,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $34,000.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the

Company has entered into a quota share reinsurance contract with Swiss Reinsurance America Corporation ("Swiss Re"), a highly accredited global reinsurer. Our initial cession is 5% of subject written premiums which can be increased at our election should we want to utilize it as a means of deleveraging. This new facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $15.3 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of September 30, 2014 as compared to $19.1 million as of December 31, 2013. The decrease is attributable to collections during the first quarter of 2014.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., Gen Re, a subsidiary of Berkshire Hathaway, Inc., and Swiss Re. Great American has a financial strength rating of A+ from Standard & Poor’s, Gen Re has a financial strength rating of Aa1 from Moody’s, and Swiss Re has a financial strength rating of Aa3 from Moody's.
Deferred Tax Asset
Components of Deferred Tax (in '000s)

As of:	September 30, 2014	December 31, 2013
Deferred tax assets:
Taxable loss carryforwards	$14,596	$15,265
Unpaid claims and unearned premiums	5,963	4,783
Bad debts	211	264
Other	1,310	1,446
Valuation allowance	(6,636)	(9,446)
Total deferred tax assets, net of allowance	$15,444	$12,312

Deferred tax liabilities:
Deferred policy acquisition costs	$(3,044)	$(2,269)
Investment securities	(629)	(345)
Other	(379)	(379)
Total gross deferred tax liabilities	(4,052)	(2,993)
Net deferred tax assets	$11,392	$9,319
Atlas established a valuation allowance of approximately $6.6 million and $9.4 million for its gross future deferred tax assets as of September 30, 2014 and as of December 31, 2013, respectively.
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

Atlas has the following total net operating loss carryforwards as of September 30, 2014:
Net operating loss carryforward by expiry (in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$9,411
2002	2022	4,317
2006	2026	7,825
2007	2027	3,763
2008	2028	1,949
2009	2029	1,949
2010	2030	2,296
2011	2031	10,183
2012	2032	1,237
Total		$42,930
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of September 30, 2014 and as of the year ended December 31, 2013. The provision for unpaid claims decreased by 2.7% to $98.6 million as of September 30, 2014 compared to $101.4 million as of December 31, 2013. During the nine month period ended September 30, 2014, case reserves decreased by 1.8% compared to December 31, 2013, and IBNR reserves decreased by 5.4%. Overall, payments and settlements of claims for the run-off programs offset reserve increases related to our core commercial lines.
Provision for unpaid claims by type - gross ($ in '000s)

As of:	September 30, 2014	December 31, 2013	YTD% Change
Case reserves	$73,924	$75,260	(1.8)%
IBNR	24,710	26,125	(5.4)%
Total	$98,634	$101,385	(2.7)%

Provision for unpaid claims by line of business – gross ($ in '000s)

As of:	September 30, 2014	December 31, 2013	YTD% Change
Non-standard auto	$1,456	$2,846	(48.8)%
Commercial auto	83,505	80,903	3.2%
Other	13,673	17,636	(22.5)%
Total	$98,634	$101,385	(2.7)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	September 30, 2014	December 31, 2013	YTD% Change
Non-standard Auto	$1,456	$2,846	(48.8)%
Commercial Auto	79,578	76,750	3.7%
Other	6,924	9,564	(27.6)%
Total	$87,958	$89,160	(1.3)%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2014 and three and nine month periods ended September 30, 2013 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Unpaid claims, beginning of period	$99,305	$105,221	$101,385	$70,067
Less: reinsurance recoverable	11,369	14,480	12,225	5,680
Net beginning unpaid claims reserves	87,936	90,741	89,160	64,387

Net reserves acquired	—	—	—	29,923

Incurred related to:
Current year	16,135	11,392	44,851	32,591
Prior years	(241)	7	(616)	26
	15,894	11,399	44,235	32,617

Paid related to:
Current year	5,413	3,810	11,831	8,343
Prior years	10,459	8,979	33,606	29,233
	15,872	12,789	45,437	37,576

Net unpaid claims, end of period	87,958	89,351	87,958	89,351
Add: reinsurance recoverable	10,676	14,695	10,676	14,695
Unpaid claims, end of period	$98,634	$104,046	$98,634	$104,046
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
The favorable development in the three and nine month periods ended September 30, 2014 compared to the prior year periods relates to a program that remains in run-off.
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
Off-balance sheet arrangements
As of September 30, 2014, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2014	2015	2016	2017	2018 & Beyond	Total
Amount	$292	$1,186	$845	$281	$—	$2,604

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the nine months ended September 30, 2014 and 2013:
Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					4,002		4,002
U.S. initial public offering		16	(10)	9,750			9,756
Issuance of preferred shares	2,000						2,000
Warrants exercised		1		781			782
Other comprehensive loss						(2,664)	(2,664)
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Share-based compensation				184			184
Preferred dividends declared and paid				(2,149)			(2,149)
Balance September 30, 2013 (unaudited)	$2,000	$21	$4	$163,134	$(108,673)	$(911)	$55,575

Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					8,244		8,244
U.S. public offering		6		25,015			25,021
Other comprehensive income						1,267	1,267
Share-based compensation		1		1,243			1,244
Balance September 30, 2014 (unaudited)	$2,000	$35	$—	$195,853	$(98,252)	$(162)	$99,474
As of November 6, 2014, there were 11,638,723 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, 37,038 restricted stock units, and 2,000,000 preferred shares issued and outstanding.
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
There were 2,000,000 preferred shares outstanding at September 30, 2014, all of which are beneficially owned or controlled by Hendricks. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing two years from January 1, 2013 (the issuance date of the preferred shares). Preferred shares are not entitled to vote.
During the nine month period ended September 30, 2014, Atlas did not declare or pay dividends earned through the preferred shares. Hendricks earned $70,000 in dividends during the nine month period ended September 30, 2014 and has $160,000 accrued through September 30, 2014, all of which remain unpaid. The 18,000,000 preferred shares previously owned by Kingsway were repurchased by the Company on August 1, 2013 pursuant to the Share Repurchase Agreement.

Book Value per Common Share
Book value per common share was as follows:

As of: (in '000s, except for shares and per share data)	September 30, 2014	December 31, 2013
Shareholders' equity	$99,474	$63,698
Less: Preferred stock in equity	2,000	2,000
Less: Accumulated dividends on preferred stock	160	90
Common equity	$97,314	$61,608
Participative shares:
Common shares outstanding	11,771,586	9,424,734
Restricted stock units (RSUs)	37,038	—
Total participative shares	11,808,624	9,424,734
Book value per participative share outstanding	$8.24	$6.54
Year-to-date in 2014, book value per common share increase by $1.70 relative to December 31, 2013 as follows: an increase of $0.94 related to the issuance of 2,161,000 ordinary voting common shares during the second quarter of 2014, an increase of $0.46 related to net income after tax, an increase of $0.11 related to the change in unrealized gains/losses after tax, an increase of $0.24 related to the change in deferred tax valuation allowance, a decrease of $0.04 related to share based compensation, and a decrease of $0.01 related to accumulated preferred share dividends.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As of September 30, 2014, Atlas did not have any other outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures, other than the disclosed repurchase of the preferred shares pursuant to the Share Repurchase Agreement, which occurred on August 1, 2013.
On May 7, 2014, American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas, entered into a loan and security agreement (“Loan Agreement”) for a $10 million revolving loan facility with Fifth Third Bank. Under the Loan Agreement, funds may be borrowed and re-borrowed on a revolving basis by American Acquisition, from the closing date until (but not including) May 7, 2015, the loan maturity date. The interest rate on the advances under the revolving loan facility will generally be LIBOR plus 2.75%, provided that, during a default, interest shall accrue at a rate equal to LIBOR plus 5%. In addition, there is a non-utilization fee equal to 0.25% per annum of an amount equal to $10 million less the daily average of the aggregate principal amount of the revolving loans outstanding plus the aggregate amount of the letter of credit obligations outstanding. The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2 million outstanding at any time.
The Loan Agreement requires us to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires us to comply with certain financial covenants, including the Operating Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $50 million. The revolving loan facility is secured by all of the outstanding shares of American Country Insurance Company, American Service Insurance Company, Inc., Camelot Services, Inc. and Gateway Insurance Company, which are wholly-owned direct or indirect subsidiaries of American Acquisition (collectively, the “Operating Subsidiaries”).

As of September 30, 2014, no funds were accessed from the line of credit nor were there letters of credit issued under the terms of this Loan Agreement.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Nine Month Period Ended	Twelve Month Period Ended
	September 30, 2014	December 31, 2013
Cash provided by/(used in) operating activities	$13,261	$(5,920)
Cash provided by/(used in) financing activities	25,021	(1,405)
Cash used in investing activities	(6,277)	(2,776)
Net increase (decrease) in cash	$32,005	$(10,101)
Cash provided by operations during the nine month period ended September 30, 2014 was primarily due to an increase in net income. Cash provided by financing activities during the nine month period ended September 30, 2014 was the result of the capital raise in the second quarter of 2014. Cash used in investing activities during the nine month period ended September 30, 2014 was primarily a result of the increase in the cash and invested assets.

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
In connection with its operations, the Company and its insurance subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided, and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions. All such actions are ordinary routine litigation incidental to the Company's business.

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

Date:	November 10, 2014	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer