Form 10-K
period 2014-12-31
Atlas Financial Holdings, Inc.
filed 2015-03-10
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2014	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.003 par value per share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  Â No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  Â No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  Â
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No Â
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer Â                            Accelerated Filer        ☑
Non-Accelerated Filer Â                            Smaller Reporting Company    Â
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  Â   No  ☑

There were 11,778,993 shares of the Registrant's common stock outstanding as of March 5, 2015, of which 11,646,130 are ordinary common shares and 132,863 are restricted shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $136.6 million (based upon the closing sale price of the Registrant’s common shares on June 30, 2014).

For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2014

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

We were originally formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service and American Country, in exchange for the consideration set out below, were transferred to us by Kingsway America Inc. ("KAI"), a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI") a Canadian public company whose shares are traded on the Toronto and New York Stock Exchanges. Prior to the transaction, American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. With roots dating back to 1925 selling insurance for taxi cabs, American Country is one of the oldest insurers of taxi and livery businesses in the United States. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.

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

In connection with the reverse merger transaction, KAI transferred 100% of the capital stock of each of American Service and American Country to American Acquisition (another wholly owed subsidiary of KAI) in exchange for C$35.1 million of common shares and $18.0 million of preferred shares of American Acquisition and promissory notes worth C$7.7 million, aggregating C$60.8 million. In addition, American Acquisition raised C$8.0 million through a private placement offering of subscription receipts to qualified investors in both the United States and Canada at a price of C$6.00 per subscription receipt.

KAI received 4,601,621 restricted voting common shares of our company, which we refer to as “restricted voting shares”, then valued at $27.8 million, along with 18,000,000 non-voting preferred shares of our company, then valued at $18.0 million, and C$8.0 million cash for total consideration of C$60.8 million in exchange for 100% of the outstanding shares of American Acquisition and full payment of certain promissory notes. Investors in the American Acquisition private placement offering of subscription receipts received 1,327,834 of our ordinary common shares, which we refer to as “ordinary shares”, plus warrants to purchase one ordinary share of our company for each subscription receipt at C$6.00 at any time until December 31, 2013. Every 10 common shares of JJR VI held by the shareholders of JJR VI immediately prior to the reverse merger were, upon consummation of the merger, consolidated into one ordinary share of JJR VI. Upon re-domestication in the Cayman Islands, these consolidated shares were then exchanged on a one-for-one basis for our ordinary shares.

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

Gateway is a St. Louis, Missouri-based insurance company that was writing approximately $10.0 million of annual taxi and limousine net written premium in states deemed favorable to Atlas at the time of our acquisition. Gateway is an admitted carrier in 46 states plus the District of Columbia. Atlas' acquisition of Gateway expanded our distribution channel for core commercial automobile lines to a total of 40 states and the District of Columbia.

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

On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas and 2,625,000 ordinary shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. Since that time, Atlas' shares have traded on the NASDAQ under the symbol "AFH." The principal purposes of the initial offering in the United States were to create a public market in the United States for Atlas' ordinary shares and thereby enable future access to the public equity markets in the United States by Atlas and its shareholders, and to obtain additional capital.

On June 5, 2013, Atlas delisted from the Toronto Stock Exchange.

On August 1, 2013, Atlas used the net proceeds from the U.S. initial public offering to partially fund the repurchase of 18,000,000 of its outstanding preferred shares owned by KAI for $16.2 million. These preferred shares had accrued dividends on a cumulative basis at a rate of $0.045 per share per year (4.5%) and were convertible into 2,286,000 common shares at the option of the holder after December 31, 2015.
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering will be used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities as described further below.

During the fourth quarter of 2014, Camelot Services was merged into American Acquisition.

As described further below, on October 17, 2014, we entered into a definitive agreement to acquire Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York, along with its affiliated entities, Anchor Group Management, Plainview Premium Finance Company, Inc. and its wholly owned subsidiary Plainview Premium Finance Company of California, Inc., or collectively "Global Liberty", from an unaffiliated third party. We anticipate consummating the transaction in the first quarter of 2015 (having received regulatory approval on March 4, 2015). Global Liberty provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market.

Substantially all of our premiums written are in “light” commercial automobile lines of business. In the year ended December 31, 2014, gross premium written from commercial automobile was $119.5 million, representing a 35.0% increase relative to the year ended December 31, 2013. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 97.6% of gross premium written in the year ended December 31, 2014 compared to 95.2% during the year ended December 31, 2013.

We are committed to the “light” commercial automobile and related lines of business. Our current geographic footprint focuses on 40 states and the District of Columbia. Together, our insurance subsidiaries are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States.

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

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry generally over the past ten years based on data compiled by SNL Financial. The data compiled by SNL Financial also indicates that for 2013 the total market for commercial automobile liability insurance was approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the total number of vehicles insured, the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess capacity and price competition followed by periods of reduced underwriting capacity and higher premium rates.

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

Acquisition of Global Liberty

Global Liberty is a New York-based insurance company that was writing approximately $40.0 million of annual taxi and limousine net written premium in markets deemed favorable to Atlas at the time of our acquisition. Global Liberty is an admitted carrier in 13 states plus the District of Columbia. Atlas' acquisition of Global Liberty will expand our distribution channel for core commercial automobile lines and provides valuable infrastructure in the large New York market.

Under the terms of the stock purchase agreement, the purchase price will equal the combined book value of Global Liberty at December 31, 2014, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2014. Additional consideration, principally in the form of preferred shares, may be paid to the seller, or returned to us by the seller, depending upon, among other things, the future development of Global Liberty’s actual loss reserves for certain lines of business and the utilization of certain deferred tax assets over time. Global Liberty also wrote homeowners insurance in the northeast, which has been placed into run-off prior to the transaction.

The total purchase price for the combined entities of Global Liberty will be approximately $24.7 million, consisting of a combination of cash and Atlas preferred shares. Consideration will consist of approximately $20.7 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares). We will have contractual protections to offset up to $4.0 million of future adverse reserve development.

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

Competitive Strengths

Our value proposition is driven by our competitive strengths, which include the following:

Focus on niche commercial insurance business. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and operating scale. We develop and deliver superior specialty commercial automobile insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit for our insurance subsidiaries. We have experienced a favorable trend in loss ratios attributable to the increased composition of commercial automobile written premium as a percentage of our insurance subsidiaries' total written premium coupled with our ability to increase pricing and manage claims effectively.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution.
Strong market presence with recognized brands and long-standing distribution relationships. American Country, American Service and Gateway have a long heritage as insurers of taxi, livery and para-transit businesses. All of our insurance subsidiaries have strong brand recognition and long-standing distribution relationships in target markets. Through regular interaction with our independent retail agents, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to attractive market share at the right time. Our insurance subsidiaries are currently licensed in more states than those in which we have currently elected to do business and we routinely re-evaluate all markets to assess future potential opportunities and risks.

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

Scalable operations positioned for growth. Significant progress has been made in aligning our organization's infrastructure cost base to our expected revenue going forward. The core functions of our insurance subsidiaries were integrated into a common operating platform. We believe that our insurance subsidiaries are well-positioned to continue approaching proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability from the efficient operating infrastructure established subsequent to Atlas' acquisition of the companies.

Experienced management team. We have a talented and experienced management team who have decades of experience in the property and casualty insurance industry. Our senior management team has worked in the property and casualty industry for an average of 24 years and with the insurance subsidiaries, directly or indirectly, for an average of 13 years.

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

We seek to achieve our vision and mission through the design, sophisticated pricing and efficient delivery of specialty transportation insurance and risk management products. Through constant interaction with our retail producers, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to attractive markets at the right time. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. We focus on our key strengths and seek to expand our geographic footprint and products only to the extent these activities support our vision and mission. We target niche markets that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic commitment and increasing scale.

Outlook
Over the past four years, through infrastructure re-organization, dispositions and by placing certain lines of business into run-off, the insurance subsidiaries have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce favorable underwriting results. Significant progress has been made in aligning the organization's infrastructure cost base to our expected revenue stream going forward. The core functions of the insurance subsidiaries were integrated into a common, best practice based, operating platform. Management believes that our insurance subsidiaries are well-positioned to return to the volume of premium they wrote in the recent past and continue to grow to proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability. Our insurance subsidiaries have a long heritage with respect to their continuing lines of business and will benefit from the efficient operating infrastructure currently in place. Through its insurance subsidiaries, Atlas actively wrote business in 40 states and the District of Columbia during 2014 utilizing our well developed underwriting and claim methodology.
We believe that the most significant opportunities going forward are: (i) continued re-energizing of distribution channels with the objective of recapturing business generated prior to 2009, (ii) building business in previously untapped geographic markets to the extent that they meet our specific criteria where our insurance subsidiaries are licensed, but not active prior to Atlas' acquisition of these subsidiaries, and (iii) opportunistically acquiring books of business or similar insurance companies, provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions becoming or remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the insurance subsidiaries not successfully maintaining appropriate ratings from A.M. Best.
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

We intend to continue to grow profitably by undertaking the following:

Re-establish legacy distribution relationships. We continue to build upon relationships with independent retail agents that have been our insurance subsidiaries’ distribution partners in the past. We seek to develop and maintain strategic distribution relationships with a relatively small number of independent retail agents with substantial market presence in each state in which we currently operate. We expect to continue to increase the distribution of our core products in the states where we are actively writing insurance and re-capture insurance premium historically written by the insurance subsidiaries.

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

Acquire complementary books of business and insurance companies. We plan to opportunistically pursue acquisitions of complementary books of business and insurance companies provided market conditions support this activity. We will evaluate each acquisition opportunity based on its expected economic contribution to our results and support of our market expansion initiatives. Our more recent acquisitions of Gateway and Global Liberty are consistent with this aspect of our strategy.

Geographic Markets

Currently, we distribute insurance only in the United States. Through our insurance subsidiaries, we are licensed to write P&C insurance in 49 states plus the District of Columbia in the United States. The following table reflects, in percentages, the principal geographic distribution of gross premiums written for the year ended December 31, 2014. No other jurisdiction accounted for more than 5%.

Distribution of Gross Premium Written by Jurisdiction
New York	23.7%
Illinois	10.6%
Michigan	8.3%
California	7.7%
Minnesota	5.5%
The diagram below outlines the states where we are focused on actively writing new insurance policies and where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment are favorable (states darkened in the below diagram). The diagram below also reflects the states where we are actively writing new insurance policies.

Gateway historically issued commercial automobile insurance policies in the state of Florida. We do not plan to actively write insurance for new policyholders in Florida through our insurance subsidiaries and followed the required regulatory procedures to withdraw from that state in 2013.

AK
WA
MT
ND
MN
ME
NH
VT
OR
ID
WY
SD
WI
MI
NY
MA
RI
CT
CA
NV
UT
CO
NE
IA
IL
IN
OH
PA
NJ
DE
MD
DC
WV
VA
KY
KS
MO
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
LA
TX
FL
HI

Agency Relationships
Independent retail agents are recruited by us directly utilizing marketing efforts targeting the specialty niche upon which we focus. Interested agents are evaluated based on their experience, expertise and ethical dealing. Typically, our Company enters into distribution relationships with approximately one out of every ten agents seeking an agency contract. We do not provide exclusive territories to our independent retail agents, nor do we expect to be their only insurance market. We are generally interested in acting as one of a relatively small number of insurance partners with whom our independent retail agents place business and are also careful not to oversaturate the distribution channel in any given geographic market. This helps to ensure that we are able to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model. Agents receive commission as a percentage of premiums (generally 10%) as their primary compensation from us. Larger agents may also be eligible for profit sharing based on the growth and underwriting profitability related to their book of business with us. The quality of business presented and written by each independent retail agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented by their customers (as applicable) and overall underwriting profitability of the agent’s book of business. While we rely on our independent retail agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with our insurance subsidiaries for a number of years.
Seasonality
Our P&C insurance business is seasonal in nature. Our ability to generate written premium is also impacted by the timing of policy effective periods in the states in which we operate while our net premiums earned generally follow a relatively smooth trend from quarter to quarter. Also, our gross premiums written are impacted by certain common renewal dates in larger metropolitan markets for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely.
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
To compete successfully in the specialty commercial insurance industry, we rely on our ability to: identify markets that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; offer diversified products and geographic platforms; practice effective claims management; reserve appropriately for unpaid claims; strive for cost containment through economies of scale where deemed appropriate; and, provide services and competitive commissions to our independent agents.
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
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (the “NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2014, the total adjusted capital of each of our insurance subsidiaries exceeded the minimum levels required under RBC requirements.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our insurance subsidiaries.
Employees
As of December 31, 2014, we had 118 full-time employees, 101 of whom work at the corporate headquarters in Elk Grove Village, Illinois, 10 of whom work in St. Louis, 5 of whom work in New York and 2 of whom work remotely. The acquisition of Global Liberty will add approximately 65 additional employees to our organization.
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

For the companies that we acquire or will acquire, the provisions for unpaid claims may be inadequate at the time of purchase, which would result in a reduction in our net income and might adversely affect our financial condition.

We became or will become responsible for the historical loss reserves established by the acquired company's management upon completion of acquisitions. While the stock purchase agreement provides for certain protections in this regard, there can be no assurances they will be sufficient to offset any adverse development to the acquired company's historical loss reserves. Any unfavorable development in an acquired company's reserves would reduce our net income and have an adverse effect on our financial position to the extent it exceeds the protections provided for in the stock purchase agreement related to each acquisition.

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

In order to reduce underwriting risk and increase underwriting capacity, our insurance subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insurance subsidiaries’ insureds. During the year ended December 31, 2014, we had ceded premium written of $11.0 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.

Our insurance subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2014, we had an aggregate of $20.7 million of reinsurance recoverables, of which $8.9 million were unsecured. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that those limits are exceeded.

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

Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our insurance subsidiaries. As a result, our only sources of income are dividends and other distributions from our insurance subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our insurance subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In the states of domicile of American Service, American Country, Gateway and Global Liberty, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Prior to entering into any loan or certain other agreements between one or more of our insurance subsidiaries and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our insurance subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements may subject us to regulatory action.

Atlas' insurance subsidiaries are subject to minimum capital and surplus requirements imposed under laws of the states in which the companies are domiciled as well as in the states where we conduct business. Any failure by one of our insurance subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do.

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

We depend on income from our securities portfolio for a substantial portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of fixed income securities. As of December 31, 2014, our investment portfolio was primarily invested in fixed income securities. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments.

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

As a holding company which owns insurance companies domiciled in the United States, we and our insurance subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including but not limited to:

•	rate setting;

•	RBC ratio and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway's run-off and American Country's transportation workers' compensation business;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.

Such laws, regulations and rules increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any failure to monitor and address any internal control issues could adversely impact operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis. Following the reverse merger on December 31, 2010 wherein the insurance subsidiaries were transferred to us by KAI, no deficiencies or material weaknesses have been identified.

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

As a result of our administration of Gateway's run-off and American Country's transportation workers' compensation business, we are required to comply with state and federal laws governing the collection, transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties. These laws and rules are subject to administrative interpretation and many are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act of 2002. The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various state laws and regulations addressing privacy issues, require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. Given the complexity of these privacy regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to maintain compliance with the privacy requirements of state and federal law is uncertain and the costs of compliance are significant.

In addition, Gateway has exited the workers' compensation line of business across the country and also exited the Florida market for all lines of business. Most states have adopted either statutes or regulations or have issued bulletins or informal rules that regulate the anticipated withdrawal of a product, line or sub-line of insurance business from the insurance marketplace in their state. While what constitutes a “withdrawal” or its equivalent under each state's statutory or regulatory scheme varies, Gateway will be subject to regulatory requirements in connection with its withdrawal, including, but not limited to, making notice and/or plan filings with the applicable insurance regulator in certain states and possibly requiring the prior approval of the applicable state regulator. A failure by Gateway to comply with and satisfy these regulatory requirements in connection with its planned withdrawals could lead to regulatory fines, cause a distraction for management requiring us to continue to administer Gateway's workers' compensation business for longer than anticipated and could result in Gateway continuing to write undesirable commercial automobile business in Florida, which could have an adverse impact on our reserves, results of operations and financial condition.

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

We have been and may be subject to governmental or administrative investigations and proceedings. Our insurance subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI in the past. As of this document’s filing date, KAI’s ownership is below 10% and they are no longer considered an ultimate controlling party from a statutory perspective.  We remain subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states, including Connecticut and Texas.  Texas accounts for 6.0% of our net premiums earned to date in 2014.  Prior to Atlas' acquisition of American Country, the Connecticut insurance commissioner issued an order prohibiting American Country from writing new policies, limiting it to only renewing existing policies in that state.  Currently, the insurance subsidiaries do not write any business in Connecticut, but may seek approval to write business in this state at some point in the future.  In 2009, the Texas Department of Insurance indicated to the insurance subsidiaries that it was considering revoking their certificates of authority to write insurance business in Texas.  Following discussions with management of the subsidiaries’ former owner, KFSI, the insurance subsidiaries were allowed to retain their licenses, in part, in anticipation of a planned spin-off of the insurance subsidiaries outside of KFSI and subject to their maintenance of a statutory deposit in Texas.  If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state.  Any such limitation or prohibition could have a material adverse effect on our results of operations and financial conditions and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our insurance subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews, and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.

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

Failure to maintain the security of personal data and the availability of critical systems may result in lost business, reputational damage, and legal costs and regulatory fines.

Our insurance subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. Various laws and regulations govern the use and storage of such data, including, but not limited to, social security numbers, credit card and banking data. The Company's data systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These risks and regulatory requirements related to personal data security expose the Company to potential data loss, damage to our reputation and cause us to incur compliance and litigation costs. In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security standard for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent our subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on our subsidiaries.

The Company's business operations rely on the continuous availability of its computer systems. In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The Company's failure to maintain business continuity in the wake of such events may prevent the timely completion of critical processes across its operations, including, but not limited to, insurance policy administration, claims processing, billing and payroll. These failures could result in significant loss of business, fines and litigation.
Strategic Risks
Our geographic concentration ties our performance to the business, economic, regulatory and other conditions of certain states.

Some jurisdictions (including, most notably New York, Illinois, Michigan, California, and Minnesota) generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of P&C insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in that market.

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
In the third quarter of 2012, we implemented our New York “excess taxi program” with a single agent writing business in the New York City market, which is a business arrangement to provide excess coverage above the levels of risk retained by the insured. This excess taxi program has an annual renewal date in the third quarter with a twelve month term and was renewed in the third quarters of both 2013 and 2014. This agent was responsible for approximately 10.6% of our gross premium written for the year ended December 31, 2014. We do not have an exclusive relationship with this agent, and there can be no assurance that this relationship will continue in the future. If this agent reduces its marketing of our products or moves some or all of its business to another carrier, then our business, financial condition and results of operations would be adversely affected. In addition, due in part to our limited experience with this program, and with the New York City market in general, it is uncertain whether policies issued pursuant to this program will be profitable. For example, if risks associated with these clients differ from those reflected in our underwriting policies, then our business, financial condition and results of operations would be adversely affected.
Engaging in acquisitions involves risks, and if we are unable to effectively manage these risks, our business may be materially harmed.

Acquisitions of similar insurance providers, such as Gateway and Global Liberty, are expected to be a material component of our growth strategy, subject to availability of suitable opportunities and market conditions. From time to time, we may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition, our share price may fall depending on numerous factors, including but not limited to, the intended target, the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per share. Acquisitions entail numerous risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid claims;

•	diversion of management’s attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of policyholders or key employees of acquired companies.

We may be unable to integrate or profitably operate any business, operations, personnel, services or products we may acquire in the future, which may result in our inability to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. Integration may result in the loss of key employees, disruption to our existing businesses or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected, specifically the integration of Global Liberty infrastructure which includes its 65 employees.

Provisions in our organizational documents, corporate laws and the insurance laws of Illinois, Missouri, New York and other states could impede an attempt to replace or remove management or directors or prevent or delay a merger or sale, which could diminish the value of our shares.
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

On October 23, 2014, A.M. Best placed the current financial strength ratings of "B" "Stable" for American Country, American Service and Gateway under review with negative implications. Also on October 23, 2014, A.M. Best placed the current financial strength rating of Global Liberty of "B+" "Stable" under review with negative implications. These rating actions followed the announcement that Atlas had entered into a definitive agreement to acquire Global Liberty. As described by A.M.Best, the negative implications reflect the inherent risk associated with integrating Global Liberty into Atlas' ongoing operations and the uncertainties associated with Global Liberty's recent results. The ratings will remain under review pending the close of the transaction and discussions with management regarding the impact that the transaction will have on Global Liberty's and Atlas' current operating companies. There is a risk that A.M. Best will not maintain these ratings in the future. If the insurance subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

Our ability to generate written premiums is impacted by seasonality which may cause fluctuations in our operating results and to our stock price.

The P&C insurance business is seasonal in nature. Our ability to generate written premium is also impacted by the timing of policy effective periods in the states in which we operate while our net premiums earned generally follow a relatively smooth trend from quarter to quarter. Also, our gross premiums written are impacted by certain common renewal dates in larger metropolitan markets for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. As a result of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Additionally, this seasonality may cause fluctuations in our stock price. We believe seasonality will have an ongoing impact on our business.
U.S. Tax Risks

If our company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies would result and certain adverse tax rules would apply.

Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended, the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat our company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If our company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both our company and the recipients and holders of stock in our company, including that dividend distributions from our insurance subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards that could have otherwise been utilized.
Our use of losses may be subject to limitations and the tax liability of our company may be increased.
Our ability to utilize the net operating loss carryforwards ("NOLs") is subject to the rules of Section 382 of the Internal Revenue Code ("IRC"). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent (5%) or more of our common stock or are otherwise treated as five percent (5%) stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous equity issuances, which have included the issuance of various classes of convertible securities and warrants, uncertainty existed as to whether we may have undergone an ownership change in the past or will undergo one as a result of our recent U.S. public offering. Based upon management's assessment, it was determined that at the date of the U.S. public offering there was not an "ownership change" as defined by Section 382. However, on July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 was reached. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares.
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.2 million as of December 31, 2014. Book value per common share was unaffected by this event as the amount of lost net deferred tax assets were offset by a corresponding decrease in the valuation allowance that was already held against the majority of these assets.
Atlas has the following total net operating loss carryforwards at December 31, 2014:
Net Operating Loss Carryforward by Expiry (in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$7,734
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$41,801
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

We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary shares. As a result, capital appreciation in the price of our ordinary shares, if any, will be your only source of gain on an investment in our ordinary shares. We have never declared or paid cash dividends on our common stock since Atlas' inception in 2010. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the insurance laws and regulations governing our insurance subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to us, which may limit our ability to pay dividends to our common shareholders.

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
As a United States public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, which may increase after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
We will remain an “emerging growth company” for up to five years from our U.S. initial public offering, although we will cease to be an “emerging growth company” before that time if we meet certain criteria.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for these shares and our stock price may be more volatile.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. The facility consists of one office building totaling 176,844 net rentable square feet of office space on 7.2 acres. We are leasing approximately 30,600 square feet for a term of 60 months that began May 22, 2012, unless terminated or extended pursuant to the lease agreement. We are paying an annual rent equal to approximately $696,000, or approximately $58,000 per month, with a nominal annual escalation beginning on the first anniversary date of the lease agreement. We believe the facility is suitable and adequate for our current business needs. Prior to the expiration of the aforementioned lease, we will explore alternatives to meet our future needs.
We own two properties in Alabama, which together comprise approximately 50 acres of land. These properties are currently held for sale.
Upon completion of the Gateway acquisition, we assumed a lease for 12,937 square feet of office space in St. Louis, Missouri which is effective through February 2016. We currently pay a monthly rent equal to approximately $29,000. Some of the expenses related to the lease are shared with the former parent of Camelot Services.
Item 3. Legal Proceedings
In connection with our operations, we are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided and our company does not believe that it will incur any significant additional loss or expense in connection with such actions. The Company does not believe there is any litigation pending or threatened against it that, individually or in aggregate, may reasonably be expected to have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of December 31, 2014, there were approximately 2,280 shareholders of record of our ordinary shares and one shareholder of record of our restricted voting shares (all of which convert to ordinary shares upon the sale of such shares by the sole shareholder, KAI, or its subsidiaries). Our ordinary shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture ("TSXV") under the same symbol beginning January 6, 2011. On June 5, 2013, the Company delisted from the TSXV. As of March 5, 2015, there were 11,646,130 ordinary common shares and 132,863 restricted shares outstanding.
Set forth below are the high and low listing prices of the ordinary shares during 2013, 2014 and the first quarter of 2015, through March 5, 2015 according to the TSXV and the NASDAQ, assuming retroactive application of the one-for-three reverse stock split :

Summary of Share Prices
	High	Low
2015
First Quarter (through March 5, 2015)	$18.10	$15.87
2014
Fourth Quarter	$17.56	$13.55
Third Quarter	$15.25	$13.19
Second Quarter	$15.99	$12.67
First Quarter	$14.73	$11.84
2013
Fourth Quarter	$14.72	$9.95
Third Quarter	$10.41	$8.61
Second Quarter	$9.17	$6.04
First Quarter	$6.40	$5.80
Since our ordinary shares began trading on the NASDAQ on February 12, 2013, the high closing price was $18.10 and the low closing price was $5.85.
During 2013, we declared and paid $2.1 million of dividends related to the KAI preferred shares. Also during 2013, we repurchased 18,000,000 of preferred shares from KAI at 90% of face value and paid all accrued dividends on these shares prior to the repurchase date of August 1, 2013. The cumulative amount of dividends to which the remaining preferred shareholder is entitled upon liquidation (or sooner, if we declare dividends) was $184,000 as of December 31, 2014.
Due to insurance regulations there are restrictions on our insurance subsidiaries that currently materially limit the Company's ability to pay dividends. We did not pay any dividends to our common shareholders during 2013, 2014 or to date in 2015 and have no current plans to pay dividends to our common shareholders.
During the quarter ended December 31, 2013, Atlas issued 1,191,409 ordinary shares pursuant to the exchange of warrants and options for aggregate cash consideration of $6.4 million.  These ordinary shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, and Regulation S promulgated under the Securities Act.  In light of the manner of the sale and information obtained by the Company from the investors in connection with these transactions, Atlas believes it may rely on these exemptions.
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering will be used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities.

Equity Compensation Plan Information
The following table provides information regarding the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a) [2]	Weighted average exercise price of outstanding options, warrants and rights (b) [3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [4]
Equity compensation plans approved by security holders [1]	399,623	*	764,250
1 The Company has no equity compensation plans that were not approved by its security holders.
2 Summation of 399,623 shares outstanding under the March 18, 2010, January 18, 2011, January 11, 2013 and the March 6, 2014 equity compensation plans
3 Average price not computed due to currency differences
4 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary shares)

Item 7. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All amounts in US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this document. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends and the competitive and regulatory environment; the successful integration of future acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this document. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements contained herein are made as of the date of this filing and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Risk Factors.”
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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states plus the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 40 states and the District of Columbia during 2014.
Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. Over the past four years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Commercial Automobile

Our primary target market is made up of small to mid-size taxi, limousine and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day to day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has outperformed the overall P&C industry generally over the past ten years based on data compiled by SNL Financial. The data compiled by SNL Financial also indicates that for 2013 the total market for commercial automobile liability insurance was approximately $24 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.

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
Surety
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. No new premium will be written in connection with this program in 2015.
Other
The other line of business is comprised of Gateway's truck and workers' compensation programs (currently in run off), American Services' non-standard personal lines business (currently in run off ), Atlas' workers' compensation related to taxi, other liability and assigned risk business.
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

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Because a portion of our personnel expenses are relatively fixed in nature, increased writings will improve our operating scale and will lead to reduced operating expense ratios.

II. CONSOLIDATED PERFORMANCE
2014 Full Year Financial Performance Summary (comparisons to 2013 unless otherwise noted):

•	Gross premium written increased by 31.6% from the prior year to $122.4 million, with an increase of 35.0% related to core lines of business

•	We actively marketed our core products in 40 states and the District of Columbia during the year

•	The combined ratio improved by 3.7 percentage points to 90.7% on a full year basis and was 88.4% in the fourth quarter

•	Underwriting results improved by $5.2 million

•	Operating income was $12.2 million or $1.08 diluted earnings per common share, an improvement of $6.1 million or $0.52 diluted earnings per common share from the prior year

•	Operating income was $4.0 million or $0.33 diluted earnings per common share in the fourth quarter of 2014

•	The Company reduced its valuation allowance for deferred tax assets by $9.4 million, or $0.83 diluted earnings per common share for the full year of 2014

•	Net income for the full year was $17.7 million, compared to net income of $6.2 million in the prior year

•	Diluted earnings per common share was $1.56, inclusive of the reduction of the valuation allowance for deferred tax assets

•	Book value per diluted common share at December 31, 2014 was $9.08, compared to $6.54 at December 31, 2013
The following financial data is derived from Atlas’ consolidated financial statements for the for the years ended December 31, 2014 and December 31, 2013.
Selected Financial Information ($ in '000s except per share amounts)

	Year Ended
	December 31, 2014	December 31, 2013
Gross premium written	$122,432	$93,060
Net premium earned	98,124	71,344
Losses on claims	61,078	45,612
Acquisition costs	14,048	10,373
Other underwriting expenses	13,863	11,047
Underwriting expenses related to the integration of acquisitions	—	337
Net underwriting income	9,135	3,975
Net investment income	3,110	2,141
Income from operating activities, before tax	12,245	6,116
Less: Legal/professional fees incurred related to acquisitions	694	406
Add: Realized gains and other income	384	542
Income before tax	11,935	6,252
Income tax (benefit) expense	(5,767)	72
Net income	$17,702	$6,180

Key Financial Ratios:
Loss ratio	62.3%	63.9%
Acquisition cost ratio	14.3%	14.5%
Other underwriting expense ratio	14.1%	16.0%
Combined ratio	90.7%	94.4%
Return on equity	20.5%	10.0%
Return on common equity	20.9%	10.9%
Operating income per common share, diluted	$1.08	$0.56
Earnings per common share, diluted	$1.56	$0.74
Book value per common share	$9.08	$6.54
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
2014 compared to 2013:
Atlas’ combined ratio for the year ended December 31, 2014 was 90.7%, compared to 94.4% for the year ended December 31, 2013.
We achieved substantial premium growth primarily through organic vertical expansion of core lines of business written in our target markets. There was an increase in gross premium written related to core commercial lines of 35.0% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. When excluding our excess taxi program, which experienced a modest increase in gross premium written, for the year ended December 31, 2014, gross premium written on our traditional core lines increased by 40.6% as compared to the prior year. The pricing activity and claims initiatives were the primary drivers for loss ratio improvement in 2014. The overall loss ratio for the year ended December 31, 2014 improved to 62.3% as compared to 63.9% in the year ended December 31, 2013.
Atlas generated net investment income of $3.1 million and $2.1 million for the years ended December 31, 2014 and 2013, as well as $382,000 and $529,000 of realized gains, respectively. This resulted in an overall annualized investment yield of 2.2% for the year ended December 31, 2014, an improvement of 0.1% over 2013.
Overall, Atlas generated net income of $17.7 million for the year ended December 31, 2014. After taking the dilutive impact of the convertible preferred shares and stock options, diluted earnings per common share in the year ended December 31, 2014 was $1.56. This compares to net income of $6.2 million or diluted earnings per common share of $0.74 for the year ended December 31, 2013.
As part of our on-going analysis of deferred tax assets, management has assessed both positive and negative evidence according to guidance provided by the Financial Accounting Standards Board ("FASB"). Based on this guidance we have determined that it is more likely than not that the Company will be able to fully utilize its deferred tax assets ("DTAs"). As such, it has evaluated its valuation allowance and determined that all DTAs net of deferred tax liabilities ("DTLs") are available to offset income in all future periods. This conclusion is based upon management’s evaluation of the new information it has analyzed and not from management’s new evaluation or new interpretation of information that was available in a previous financial reporting period. Accordingly, the Company has recorded an entry in its year-end closing process commensurate with this conclusion. This resulted in a book value increase of $9.4 million or $0.81 per diluted common share.

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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2014, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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

IV. OPERATING RESULTS
Year ended December 31, 2014 compared to year ended December 31, 2013:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross Premium Written by Line of Business ($ in '000s)

Year Ended December 31,	2014	2013	% Change
Commercial automobile	$119,539	$88,567	35.0%
Surety	2,959	4,142	(28.6)%
Other	(66)	351	(118.8)%
Total	$122,432	$93,060	31.6%
For the year ended December 31, 2014, gross premium written was $122.4 million compared to $93.1 million in the year ended December 31, 2013, representing a 31.6% increase. The increase relative to the year ended December 31, 2013 is due primarily to the substantial growth of the core commercial auto business. During 2012, we implemented a new business arrangement in New York to provide excess coverage above the levels of risk retained by the insured. Total gross premium written related to this program, which renews in the third quarter, was $13.0 million and $12.8 million for the years ended December 31, 2014 and 2013, respectively, and is included in the "commercial automobile" line of business. Below we will refer to the arrangement as the "excess taxi program" where it is relevant to explain certain distinctions.
In the year ended December 31, 2014, gross premium written from commercial automobile was $119.5 million, representing a 35.0% increase relative to the year ended December 31, 2013. This substantial increase is primarily the result of the planned expansion of the commercial auto business. Removing the impact of the excess taxi program, our traditional commercial automobile gross premium written was $106.5 million, an increase of 40.6% versus the year ended December 31, 2013. Gross premium written attributable to the Gateway acquisition and subsequent organic growth related to that subsidiary in 2014, was approximately $17.3 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 97.6% of gross, and 99.6% of net, premium written in the year ended December 31, 2014 compared to 95.2% and 105.9%, respectively, during the year ended December 31, 2013.
Commercial automobile insurance has outperformed the overall P&C industry generally over the past ten years based on data compiled by SNL. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of this industry segment.
Geographic Concentration
Gross Premium Written by State ($ in '000s)

Year Ended December 31,	2014		2013
New York	$28,977	23.7%	$20,602	22.1%
Illinois	12,947	10.6%	11,244	12.1%
Michigan	10,104	8.3%	8,401	9.0%
California	9,417	7.7%	3,655	3.9%
Minnesota	6,770	5.5%	4,649	5.0%
Louisiana	6,053	4.9%	5,523	5.9%
Ohio	4,995	4.1%	3,334	3.6%
Texas	4,702	3.8%	7,507	8.1%
Virginia	3,865	3.2%	2,516	2.7%
South Carolina	3,758	3.1%	2,034	2.2%
Other	30,844	25.1%	23,595	25.4%
Total	$122,432	100.0%	$93,060	100.0%
As illustrated by the table above, 23.7% of Atlas’ gross premium written year ended December 31, 2014 came from New York and 55.8% came from the five states currently producing the most premium volume, as compared to 57.2% in the year ended December 31, 2013. Our commitment to expanding geographically resulted in 23 states with more than $1 million in written premium in 2014 compared to 19 in 2013.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. Ceded premium written decreased 12.5% to $11.0 million for the year ended December 31, 2014 compared with $12.6 million for the year ended December 31, 2013. The primary driver of the decrease in ceded premium written relates to the run off of non-core lines of business that are heavily reinsured. The percentage of premium ceded is driven by the business mix within our total premium base. As of July 1, 2014, Atlas implemented a quota share reinsurance agreement for its commercial auto and general liability lines of business which provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. With the exception of this quota share reinsurance agreement, all of our reinsurance partners have remained consistent since 2013.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 38.4% to $111.4 million for the year ended December 31, 2014 compared with $80.5 million for the year ended December 31, 2013. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $98.1 million in the year ended December 31, 2014, a 37.5% increase compared with $71.3 million in the year ended December 31, 2013. The increase in net premiums earned is attributable to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Claims Incurred
The loss ratio relating to the claims incurred in the year ended December 31, 2014 was 62.3% compared to 63.9% in the year ended December 31, 2013. Loss ratios improved in the year ended December 31, 2014 relative to prior periods primarily due to the increased percentage of commercial auto, which has historically had a better overall underwriting result, relative to total written premium. In both years, the excess taxi program contributed significantly to favorable loss results in the year as we expect better than average claim experience from this program. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net premium earned to be related to core lines of business moving forward. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $14.0 million in the year ended December 31, 2014 or 14.3% of net premium earned, as compared to 14.5% in the year ended December 31, 2013. We expect acquisition cost ratios to remain relatively consistent with the 2014 ratio going forward.
Other Underwriting Expenses
The other underwriting expense ratio was 14.1% in the year ended December 31, 2014 compared to 16.0% in the year ended December 31, 2013. We expect our underwriting expense ratio to continue trending lower as a result of the growth of our core lines and our increasing operational scale. Approximately 1.0% of the full year 2013 other underwriting expense ratio was attributed to Gateway integration costs. There were no Gateway related integration costs in 2014.
The other underwriting expense ratio in 2014 excludes $694,000 in transaction costs incurred in conjunction with the acquisition of Global Liberty. The other underwriting expense ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway.
Net Investment Income
Net investment income consists of the interest income and net realized gains or losses that are created by the Company's invested assets net of expenses associated with managing the portfolio. The table below compares the net investment results for the years ended December 31, 2014 and 2013.
Investment Results ($ in '000s)

Year Ended December 31,	2014	2013
Average securities at cost	$160,964	$130,107
Net investment income	3,110	2,141
Percent earned on average investments	1.9%	1.7%
Net realized gains	382	529
Total investment income	3,492	2,670
Total realized yield	2.2%	2.1%
Investment income (excluding net realized gains) net of investment expenses increased by 45.3% to $3.1 million in the year ended December 31, 2014, compared to $2.1 million in the year ended December 31, 2013. These amounts are primarily comprised of interest income. This increase is primarily due to higher return on certain securities in our investment portfolio.

Net realized investment gains in the year ended December 31, 2014 were $382,000 compared to $529,000 in the year ended December 31, 2013. The difference is the result of management's decision not to sell fixed income securities due to unfavorable market conditions.
The annualized realized yield on invested assets (including net realized gains of $382,000) in the year ended December 31, 2014 increased to 2.2% as compared with 2.1% in the year ended December 31, 2013. This increase is attributable to interest rates and the mix of securities on hand.
Other Income
Atlas recorded other income in the year ended December 31, 2014 of $2,000 compared to other income of $13,000 for the year ended December 31, 2013. Other income was primarily comprised of miscellaneous balances recovered.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratio, the acquisition cost ratio and the underwriting expense ratio. Atlas’ combined ratio for the years ended December 31, 2014 and 2013 are summarized in the table below. The underwriting income is attributable to the factors described in the ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios ($ in '000s)

Year Ended December 31,	2014	2013
Net premium earned	$98,124	$71,344
Underwriting expenses [1]	88,989	67,369
Combined ratio	90.7%	94.4%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses and, for 2013, does include the Gateway integration costs. However, underwriting expenses does not include the transaction costs incurred in conjunction with the acquisitions mentioned in the 'Other Underwriting Expenses' section' above.
Our combined ratio improvement in 2014 is attributed to the combined effects of the issues cited in the ‘Claims Incurred’, ‘Acquisition Costs’, 'Other Underwriting Expenses' and 'Net Premium Earned' sections above.
Income before Income Taxes
Atlas generated pre-tax income of $11.9 million in the year ended December 31, 2014, compared to pre-tax income of $6.3 million in year ended December 31, 2013.
Income Tax Benefit
Atlas recognized $5.8 million of tax benefit in the year ended December 31, 2014, and recognized $72,000 of tax expense for the year ended December 31, 2013. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual effective tax rate for the years ended December 31, 2014 and 2013:
Tax Rate Reconciliation ($ in '000s)

	2014		2013
	Amount	%	Amount	%
Expected income tax expense at statutory rate	$4,058	34.0%	$2,126	34.0%
Change in valuation allowance	(9,446)	(79.1)%	(2,802)	(44.8)%
Nondeductible expenses	136	1.1%	100	1.6%
State tax (net of federal benefit)	11	0.1%	47	0.8%
Tax net operating loss limitation write-down (excluding valuation allowance)	(519)	(4.3)%	626	10.0%
Other	(7)	(0.1)%	(25)	(0.4)%
Total	$(5,767)	(48.3)%	$72	1.2%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under U.S. tax law

Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
As part of our on-going analysis of deferred tax assets, management has assessed both positive and negative evidence according to guidance provided by the FASB. Based on this guidance we have determined that it is more likely than not that the Company will be able to fully utilize its deferred tax assets as a result of the overwhelming positive evidence and the lack of negative evidence. As such, it has evaluated its valuation allowance and determined that all DTAs net of DTLs are available to offset income in all future periods. This conclusion is based upon management’s evaluation of the new information it has analyzed and not from management’s new evaluation or new interpretation of information that was available in a previous financial reporting period. Accordingly, the Company has recorded an entry in its year-end closing process commensurate with this conclusion. This resulted in a book value increase of $9.4 million or $0.81 per diluted common share for the year ended December 31, 2014.
Net Income and Earnings per Common Share
Atlas' net income was $17.7 million for the year ended December 31, 2014 versus net income of $6.2 million for the year ended December 31, 2013. After taking the impact of the liquidation preference of the preferred shares into consideration and the discount generated as a result of the repurchase of 18,000,000 preferred shares, the diluted earnings per common share for the year ended December 31, 2014 was $1.56 versus diluted earnings per common share of $0.74 for the year ended December 31, 2013.
For the year ended December 31, 2014, there were 10,937,181 weighted average common shares outstanding used to compute basic earnings per common share and 11,341,588 were used for the diluted earnings per common share computation. For the year ended December 31, 2013, there were 8,007,458 weighted average common shares outstanding used to compute basic earnings per common share and 10,840,868 used for the diluted earnings per common share computation.

V. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

($ in '000s, except for share and per share data)	December 31, 2014	December 31, 2013
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $126,701 and $130,751)	$126,949	$128,585
Equity securities, at fair value (cost $2,220 and $258)	2,093	258
Other investments	14,366	1,234
Total Investments	143,408	130,077
Cash and cash equivalents	36,586	9,811
Accrued investment income	660	694
Accounts receivable and other assets (net of allowance of $560 and $776)	49,770	37,944
Reinsurance recoverables on amounts paid	2,230	1,002
Reinsurance recoverables on amounts unpaid	18,421	18,144
Prepaid reinsurance premiums	3,628	2,207
Deferred policy acquisition costs	8,166	6,674
Deferred tax asset, net	17,317	9,319
Intangible assets	740	740
Software and office equipment, net	2,819	2,500
Assets held for sale	166	166
Total Assets	$283,911	$219,278

Liabilities
Claims liabilities	$102,430	$101,385
Unearned premiums	58,950	44,232
Due to reinsurers and other insurers	2,456	2,613
Other liabilities and accrued expenses	10,676	7,350
Total Liabilities	$174,512	$155,580

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013. Liquidation value $1.00 per share	$2,000	$2,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,638,723 shares issued and outstanding at December 31, 2014 and 9,291,871 shares issued and outstanding at December 31, 2013	34	28
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	196,079	169,595
Retained deficit	(88,794)	(106,496)
Accumulated other comprehensive income (loss), net of tax	80	(1,429)
Total Shareholders’ Equity	109,399	63,698
Total Liabilities and Shareholders’ Equity	$283,911	$219,278

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
Portfolio Composition
Atlas held securities with a fair value of $143.4 million at December 31, 2014, which was primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity, and other investments by type and sector are as follows (all amounts in '000s):

	December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$20,506	$32	$159	$20,379
	Corporate
	Banking/financial services	15,551	215	31	15,735
	Consumer goods	3,478	50	13	3,515
	Capital goods	14,285	354	52	14,587
	Energy	2,829	—	84	2,745
	Telecommunications/utilities	5,297	67	8	5,356
	Health care	1,948	—	16	1,932
	Total Corporate	43,388	686	204	43,870
	Mortgage backed - agency	30,772	250	160	30,862
	Mortgage backed - commercial	16,774	79	269	16,584
	Total Mortgage Backed	47,546	329	429	47,446
	Other asset backed	15,261	20	27	15,254
	Total Fixed Income	$126,701	$1,067	$819	$126,949
	Equities	2,220	12	139	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$958	$143,408

	December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/financial services	16,655	238	247	16,646
	Consumer goods	5,044	28	77	4,995
	Capital goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/utilities	4,979	50	55	4,974
	Health care	2,025	—	87	1,938
	Total Corporate	45,582	524	760	45,346
	Mortgage backed - agency	28,877	120	910	28,087
	Mortgage backed - commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other asset backed	12,093	15	9	12,099
	Total Fixed Income	$130,750	$748	$2,913	$128,585
	Equities	258	—	—	258
	Other investments	1,234	—	—	1,234
	Totals	$132,242	$748	$2,913	$130,077
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair Value of Fixed Income Securities by Contractual Maturity Date ($ in '000s)

At December 31,	2014		2013
	Amount	%	Amount	%
Due in less than one year	$1,875	1.5%	$7,571	5.9%
Due in one through five years	54,349	42.8%	43,693	34.0%
Due after five through ten years	23,166	18.2%	28,080	21.8%
Due after ten years	47,559	37.5%	49,241	38.3%
Total	$126,949	100.0%	$128,585	100.0%
At December 31, 2014, 44.3% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted contractual duration of 4.2 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio (excluding the bond which has been classified in Level 3 within the fair value hierarchy in 2013), excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 87.4% rated ‘A’ or better at December 31, 2014 compared to 88.3% at December 31, 2013.
Credit Ratings of Fixed Income Securities Portfolio ($ in '000s)

At December 31,	2014		2013
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$77,856	61.3%	$76,616	59.8%
AA/Aa	10,897	8.6%	12,733	10.0%
A/A	22,206	17.5%	23,624	18.5%
BBB/Baa	15,990	12.6%	14,995	11.7%
Total Securities	$126,949	100.0%	$127,968	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges that were considered other-than-temporary for the year ended December 31, 2014 and recognized charges of $311,000 for securities impairments for the year ended December 31, 2013.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio at December 31, 2014 or at December 31, 2013.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities held at December 31, 2014, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $100,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $102,000.
A 100 basis point increase would have also decreased other comprehensive income by approximately $4.6 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $20.7 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers at December 31, 2014 as compared to $19.1 million at December 31, 2013.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation ("Gen Re"), a subsidiary of Berkshire Hathaway, Inc., Swiss Re and White Rock Insurance (SAC) Ltd. Great American has a financial strength rating of A+ from Standard & Poor’s, Gen Re has a financial strength rating of Aa1 from Moody’s, Swiss Re has a financial strength rating of Aa3 from Moody's, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter-of-credit.
Deferred Tax Asset
Components of Deferred Tax (in '000s)

At December 31,	2014	2013
Deferred tax assets:
Unpaid claims and unearned premiums	$5,560	$4,783
Loss carryforwards	14,212	15,265
Bad debts	191	264
Other	1,266	1,446
Valuation allowance	—	(9,446)
Total gross deferred tax assets	$21,229	$12,312

Deferred tax liabilities:
Deferred policy acquisition costs	$2,776	$2,269
Securities	740	345
Other	396	379
Total gross deferred tax liabilities	3,912	2,993
Net deferred tax assets	$17,317	$9,319
Atlas established a valuation allowance of approximately $0 and $9.4 million for its gross future deferred tax assets at December 31, 2014 and at December 31, 2013, respectively. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, has released its remaining valuation allowance at December 31, 2014.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under Internal Revenue Code ("IRC") Section 382 was reached. As a result, under IRC Section 382, the use of the Company's net operating loss and other carry-forwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares.

Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.2 million at December 31, 2014.
Atlas has the following total net operating loss carryforwards at December 31, 2014:
Net Operating Loss Carryforward by Expiry ($ in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$7,734
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$41,801
Assets Held for Sale
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $43,000 as an offset to rent expense for both the years ended December 31, 2014 and 2013. Total rental expense recognized on the headquarters building was $707,000 and $699,000 for the years ended December 31, 2014 and 2013, respectively. There are two properties located in Alabama which are for sale. These properties are listed for sale for amounts greater than carried values.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision at December 31, 2014 and at December 31, 2013. The provision for unpaid claims increased by 1.0% to $102.4 million at December 31, 2014 compared to $101.4 million at December 31, 2013. During the year ended December 31, 2014, case reserves decreased by 18.2% compared to December 31, 2013, while IBNR reserves increased by 56.3% generally due to the consolidation of its reserve balances and the increase in premiums earned in our core commercial lines of business.
Provision for Unpaid Claims by Type - Gross of Reinsurance ($ in '000s)

At December 31,	2014	2013	YTD% Change
Case reserves	$61,588	$75,260	(18.2)%
IBNR	40,842	26,125	56.3%
Total	$102,430	$101,385	1.0%
Provision for Unpaid Claims by Line of Business – Gross of Reinsurance ($ in '000s)

At December 31,	2014	2013	YTD% Change
Commercial auto liability and auto physical damage	$87,123	$80,903	7.7%
Other	15,307	20,482	(25.3)%
Total	$102,430	$101,385	1.0%
Provision for Unpaid Claims by Line of Business - Net of Reinsurance Recoverables ($ in '000s)

At December 31,	2014	2013	YTD% Change
Commercial auto liability and auto physical damage	$82,164	$76,750	7.1%
Other	1,845	6,491	(71.6)%
Total	$84,009	$83,241	0.9%

The other line of business is comprised of Atlas’ surety business, Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Atlas' workers' compensation related to taxi, other liability and assigned risk business.
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. No new premium will be written in connection with this program in 2015.
Our non-standard personal lines business was fully transitioned from the Company during 2012.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party.
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2014 and December 31, 2013 were as follows ($ in '000's):

For the year ended December 31,	2014	2013
Unpaid claims, beginning of period	$101,385	$70,067
Less: reinsurance recoverable	18,144	5,680
Net beginning unpaid claims reserves	83,241	64,387
Net reserves acquired	—	29,923
Loss portfolio transfer	2,415	(5,919)

Incurred related to:
Current year	61,680	45,604
Prior years	(602)	8
	61,078	45,612
Paid related to:
Current year	19,427	12,874
Prior years	43,298	37,888
	62,725	50,762

Net unpaid claims, end of period	$84,009	$83,241
Add: reinsurance recoverable	18,421	18,144
Unpaid claims, end of period	$102,430	$101,385
The process of establishing the estimated provision for unpaid claims is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made. The change to the provision for unpaid claims is consistent with the changes in written premium. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.

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

Provision for Unpaid Claims, Net of Recoveries from Reinsurers as of December 31, 2014 ($ in ‘000s)

2014	2013	2012 (1)	2011	2010	2009	2008 (2)	2007	2006	2005	2004
Gross reserves for unpaid claims and claims expenses
$102,430	$101,385	$106,275	$91,643	$132,578	$179,054	$173,652	$183,649	$191,171	$202,677	$195,437
Less: Reinsurance recoverable on unpaid claims and claims expenses
18,421	18,144	11,965	7,824	6,477	5,196	103,612	107,837	111,911	95,215	90,596
Reserve for unpaid claims and claims expenses, net
84,009	83,241	94,310	83,819	126,101	173,858	70,040	75,812	79,260	107,462	104,841
Cumulative paid on originally established reserve as of:
One year later	$43,298	$37,888	$37,052	$58,562	$76,835	$(38,449)	$29,811	$29,917	$30,637	$37,220
Two years later		65,533	57,047	87,803	125,455	13,573	2,812	49,804	52,182	56,126
Three years later			69,840	103,939	149,800	43,671	38,650	33,742	66,806	69,801
Four years later				114,428	162,221	59,181	59,370	57,853	60,877	78,028
Five years later					170,892	66,934	70,075	69,428	75,935	76,174
Six years later						71,982	74,843	73,803	81,347	85,150
Seven years later							78,400	76,485	83,175	88,755
Eight years later								78,330	84,916	89,698
Nine years later									86,416	91,042
Ten years later										92,126

Unpaid claims as of:
One year later	$41,756	$56,431	$46,983	$69,230	$102,173	$114,284	$46,338	$50,772	$76,344	$62,895
Two years later		27,966	25,913	35,206	56,268	65,101	75,258	31,322	56,428	46,081
Three years later			10,771	21,124	29,375	35,500	43,336	46,116	43,015	34,082
Four years later				8,966	18,229	17,139	21,859	25,534	26,714	26,833
Five years later					7,892	10,489	9,910	11,061	15,329	14,797
Six years later						5,043	6,063	5,523	6,712	9,359
Seven years later							2,919	3,046	3,948	4,339
Eight years later								1,805	2,622	2,751
Nine years later									1,704	1,819
Ten years later										1,129

Re-estimated liability as of:
One year later	$85,054	$94,319	$84,035	$127,792	$179,008	$75,835	$76,149	$80,689	$106,981	$100,115
Two years later		93,499	82,960	123,009	181,723	78,674	78,070	81,126	108,610	102,207
Three years later			80,611	125,063	179,175	79,171	81,986	79,858	109,821	103,883
Four years later				123,394	180,450	76,320	81,229	83,387	87,591	104,861
Five years later					178,784	77,423	79,985	80,489	91,264	90,971
Six years later						77,025	80,906	79,326	88,059	94,509
Seven years later							81,319	79,531	87,123	93,094
Eight years later								80,135	87,538	92,449
Nine years later									88,120	92,861
Ten years later										93,255

Loss portfolio transfer:
	$2,415	$—	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Cumulative (redundancy) deficiency
	$(602)	$(811)	$(3,208)	$(2,707)	$4,926	$6,985	$5,507	$875	$(19,342)	$(11,586)
Cumulative (redundancy) deficiency as a % of reserves originally established- net
	(0.7)%	(0.9)%	(3.8)%	(2.1)%	2.8%	10.0%	7.3%	1.1%	(18.0)%	(11.1)%
Re-estimated liability- gross
	$104,352	$108,172	$92,551	$133,796	$186,590	$193,649	$198,291	$201,597	$214,174	$211,249
Less: Re-established reinsurance recoverable
	19,298	14,673	11,940	10,402	7,806	116,624	116,972	121,462	126,054	117,994
Re-estimated provision- net
	85,054	93,499	80,611	123,394	178,784	77,025	81,319	80,135	88,120	93,255
Cumulative (redundancy) deficiency– gross
	2,967	1,897	908	1,218	7,536	19,997	14,642	10,426	11,497	15,812
(1) Includes Gateway reserves acquired as of January 1, 2013
(2) Negative payment as of one year later results from the commutation of reinsured reserves by Kingsway Re.

Off-balance sheet arrangements
As of December 31, 2014, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$1,186	$845	$281	$—	$—	$2,312

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the years ended December 31, 2014 and December 31, 2013:
Changes in Shareholders' Equity

(in '000s)	Preferred Shares	Ordinary Common Shares	Restricted Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					6,180		6,180
Proceeds from U.S. initial public offering, net of offering costs		16	(10)	9,750			9,756
Issuance of preferred shares	2,000						2,000
Warrants exercised		5		7,176			7,181
Other comprehensive loss						(3,181)	(3,181)
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Share-based compensation				247			247
Preferred dividends declared and paid				(2,145)			(2,145)
Other		3	(4)	(1)	(1)	(1)	(4)
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					17,702		17,702
Issuance of common shares		6		25,015			25,021
Other comprehensive income						1,509	1,509
Share-based compensation		—		1,469			1,469
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
As of March 5, 2015, there were 11,646,130 ordinary common shares outstanding and 132,863 restricted common shares outstanding, and 2,000,000 preferred shares issued and outstanding.
The holders of restricted voting shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway America, Inc. ("KAI"), or its affiliated entities. The restricted voting common shares will convert to ordinary voting common shares in the event that these KAI owned shares are sold to non-affiliates of KAI. As of December 31, 2014, KAI's ownership of AFH common stock was less than 2%.
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
The remaining outstanding preferred shares are not entitled to vote and are beneficially owned or controlled by Hendricks as of the year ended December 31, 2014. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at the earlier of two years from January 1, 2013 (the issuance date of the preferred shares).
The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $184,000 as of the year ended December 31, 2014, or $0.02 per common share.
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

Book Value per Ordinary Share
Book value per ordinary share was as follows:

($ in '000s, except for shares and per share data)	December 31, 2014	December 31, 2013
Shareholders' equity	$109,399	$63,698
Less: Preferred stock in equity	2,000	2,000
Less: Accumulated dividends on preferred stock	184	90
Common equity	$107,215	$61,608
Participative shares:
Common shares outstanding	11,771,586	9,424,734
Restricted stock units (RSUs)	37,038	—
Total participative shares	11,808,624	9,424,734
Book value per participative share outstanding	$9.08	$6.54

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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The insurance subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion “Investments Overview and Strategy." The insurance subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. As at December 31, 2014, Atlas did not have any outstanding debt, and therefore, no near term debt service obligations. Atlas currently has no material commitments for capital expenditures.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

For the years ended December 31,	2014	2013
Net cash flows provided by (used in) operating activities	$13,716	$(5,920)
Net cash flows provided by (used in) financing activities	25,022	(1,405)
Net cash flows used in investing activities	(11,963)	(2,776)
Net increase (decrease) in cash	$26,775	$(10,101)
Cash provided by operations during the year ended December 31, 2014 was primarily as a result of net income. Cash provided by financing activities during the year ended December 31, 2014 was the result of the capital raise in the second quarter of 2014. Cash used by investing activities during the year ended December 31, 2014 was higher relative to the year ended December 31, 2013 due to an increase the purchase of invested assets.

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm
on Internal Controls over Financial Reporting

Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited Atlas Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atlas Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Atlas Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Atlas Financial Holdings, Inc. as of December 31, 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated March 9, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Grand Rapids, Michigan
March 9, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Atlas Financial Holdings, Inc.
We have audited the accompanying consolidated statement of financial position of Atlas Financial Holdings, Inc. as of December 31, 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we have also audited the financial statements schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Financial Holdings, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlas Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 9, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statement of financial position of Atlas Financial Holdings, Inc. ("the Company") as of December 31, 2013 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2013. Our audit also included the financial statement schedules as of and for the year ended December 31, 2013 listed in Item 15 of the Company's Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As of December 31, 2013, the Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Financial Holdings, Inc. as of December 31, 2013, and the results of its consolidated operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Johnson Lambert LLP
Arlington Heights, Illinois
March 10, 2014

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in '000s, except for share and per share data)	December 31, 2014	December 31, 2013
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $126,701 and $130,751)	$126,949	$128,585
Equity securities, at fair value (cost $2,220 and $258)	2,093	258
Other investments	14,366	1,234
Total Investments	143,408	130,077
Cash and cash equivalents	36,586	9,811
Accrued investment income	660	694
Accounts receivable and other assets (net of allowance of $560 and $776)	49,770	37,944
Reinsurance recoverables on amounts paid	2,230	1,002
Reinsurance recoverables on amounts unpaid	18,421	18,144
Prepaid reinsurance premiums	3,628	2,207
Deferred policy acquisition costs	8,166	6,674
Deferred tax asset, net	17,317	9,319
Intangible assets	740	740
Software and office equipment, net	2,819	2,500
Assets held for sale	166	166
Total Assets	$283,911	$219,278

Liabilities
Claims liabilities	$102,430	$101,385
Unearned premiums	58,950	44,232
Due to reinsurers and other insurers	2,456	2,613
Other liabilities and accrued expenses	10,676	7,350
Total Liabilities	$174,512	$155,580

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013. Liquidation value $1.00 per share	$2,000	$2,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,638,723 shares issued and outstanding at December 31, 2014 and 9,291,871 shares issued and outstanding at December 31, 2013	34	28
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	196,079	169,595
Retained deficit	(88,794)	(106,496)
Accumulated other comprehensive income (loss), net of tax	80	(1,429)
Total Shareholders’ Equity	109,399	63,698
Total Liabilities and Shareholders’ Equity	$283,911	$219,278

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in '000s, except for share and per share data)

Consolidated Statements of Income
	Year Ended December 31,
	2014	2013
Net premiums earned	$98,124	$71,344
Net investment income	3,110	2,141
Net investment gains	382	529
Other income	2	13
Total revenue	101,618	74,027
Net claims incurred	61,078	45,612
Acquisition costs	14,048	10,373
Other underwriting expenses	13,863	11,384
Expenses incurred related to acquisitions	694	406
Total expenses	89,683	67,775
Income from operations before income tax expense	11,935	6,252
Income tax (benefit) expense	(5,767)	72
Net income attributable to Atlas	17,702	6,180
Add: Discount realized on preferred share buyback	—	1,800
Less: Preferred share dividends	94	619
Net income attributable to common shareholders	$17,608	$7,361

Basic weighted average common shares outstanding	10,937,181	8,007,458
Earnings per common share, basic	$1.61	$0.92
Diluted weighted average common shares outstanding	11,341,588	10,840,868
Earnings per common share, diluted	$1.56	$0.74

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$17,702	$6,180
Other comprehensive income (loss):
Changes in net unrealized gains (losses)	2,029	(4,354)
Reclassification to income of net realized gains (losses)	257	(469)
Effect of income tax	(777)	1,642
Other comprehensive income (loss) for the period	1,509	(3,181)
Total comprehensive income	$19,211	$2,999

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in '000s)	Preferred Shares	Ordinary Common Shares	Restricted Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income					6,180		6,180
Proceeds from U.S. initial public offering, net of offering costs		16	(10)	9,750			9,756
Issuance of preferred shares	2,000						2,000
Warrants exercised		5		7,176			7,181
Other comprehensive loss						(3,181)	(3,181)
Repurchase of preferred shares	(18,000)			1,800			(16,200)
Share-based compensation				247			247
Preferred dividends declared and paid				(2,145)			(2,145)
Other		3	(4)	(1)	(1)	(1)	(4)
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					17,702		17,702
Issuance of common shares		6		25,015			25,021
Other comprehensive income						1,509	1,509
Share-based compensation				1,469			1,469
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000's)
	Year Ended December 31,
	2014	2013
Operating activities:
Net income	$17,702	$6,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of fixed assets	856	795
Share-based compensation expense	1,469	247
Amortization of deferred gain on sale of headquarters building	(43)	(43)
Deferred income taxes	(8,776)	(1,072)
Net realized gains	(382)	(433)
(Gain) loss in equity of investee	(632)	28
Amortization of bond premiums and discounts	756	1,092
Net changes in operating assets and liabilities:
Accounts receivable and other assets, net	(11,826)	(7,490)
Due from reinsurers and other insurers	(2,925)	(6,872)
Deferred policy acquisition costs	(1,492)	(1,676)
Other assets and accrued investment income	34	(14)
Claims liabilities	1,045	(4,891)
Unearned premiums	14,718	9,174
Due to reinsurers and other insurers	(157)	(1,476)
Accounts payable and accrued liabilities	3,369	531
Net cash flows provided by (used in) operating activities	13,716	(5,920)

Investing activities:
Purchase of Gateway (net of cash acquired)	—	11,081
Purchases of:
Fixed income securities	(31,671)	(69,328)
Equity securities	(1,969)	—
Other investments	(12,500)	—
Property, equipment and other	(1,177)	(1,245)
Proceeds from sale and maturity of:
Fixed income securities	35,332	55,328
Equity securities	12	1,388
Property, equipment and other	10	—
Net cash flows used in investing activities	(11,963)	(2,776)

Financing activities:
Preferred share buyback	—	(16,200)
Proceeds from initial public offering, net of offering costs	—	9,756
Issuance of common shares	25,021	—
Warrants exercised	—	7,181
Dividends paid	—	(2,145)
Options exercised	1	3
Net cash flows provided by financing activities	25,022	(1,405)

Net change in cash and cash equivalents	26,775	(10,101)

Cash and cash equivalents, beginning of period	9,811	19,912
Cash and cash equivalents, end of period	$36,586	$9,811

Supplemental disclosure of cash information (in '000's):	Year Ended December 31,
	2014	2013
Cash paid for:
Income taxes	$3,308	$1,430
Interest	—	129

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas' business is carried out through its insurance subsidiaries: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and Gateway Insurance Company ("Gateway"). The insurance subsidiaries distribute their insurance products through a network of retail independent agents. Together, the insurance subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. The insurance subsidiaries share common management and operating infrastructure.
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
American Insurance Acquisition Inc. (Delaware)
American Country Insurance Company (Illinois)
American Service Insurance Company, Inc. (Illinois)
Camelot Services, Inc. (Missouri) - merged into American Insurance Acquisition Inc. during the fourth quarter of 2014
Gateway Insurance Company (Missouri)
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2014, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies. The Company recognizes transfers between levels of the fair value hierarchy at the end of the period in which events occur impacting the availability of inputs to the fair value methodology.
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
Deferred policy acquisition costs ("DPAC") - Atlas defers producers’ commissions, premium taxes and other underwriting costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.
When anticipated losses, loss adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2014 and December 31, 2013.
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
When considering the extent of the valuation allowance on Atlas' deferred tax asset, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. However, the strength and trend of earnings, as well as other relevant factors are considered.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas analyzes filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes.
Office equipment and software – Office equipment is stated at historical cost less depreciation. Subsequent costs are included in the asset’s carrying amount or capitalized as a separate asset only when it is probable that future economic benefits will be realized. Repairs and maintenance are recognized as an expense during the period incurred. Depreciation on equipment is provided on a straight-line basis over the estimated useful lives which range from 5 years for vehicles, 5 years for furniture, 3 years for software and computer equipment and the term of the lease for leased equipment.
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

2. NEW ACCOUNTING STANDARDS

Except for rules and interpretative releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board ("FASB") ASC is the sole source of authoritative U.S. GAAP recognized by the FASB that is applicable to the Company. All recently issued accounting pronouncements with effective dates prior to January 1, 2015 have been adopted by the Company. There were no adoptions in 2014 that had a material impact on the Consolidated Financial Statements. All other recently issued accounting pronouncements with effective dates after December 31, 2014 are not expected to have a material impact on the Consolidated Financial Statements.

3. ACQUISITIONS
In the first quarter of 2015 (having received regulatory approval on March 4, 2015), we anticipate consummating the acquisition of Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York, along with its affiliated entities, Anchor Group Management, Plainview Premium Finance Company, Inc. and its wholly owned subsidiary Plainview Premium Finance Company of California, Inc., or collectively "Global Liberty", from an unaffiliated third party. Global Liberty provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market.

Global Liberty is a New York-based insurance company that was writing approximately $40.0 million of annual taxi and limousine net written premium in states deemed favorable to Atlas at the time of our acquisition. Global Liberty is an admitted carrier in 13 states plus the District of Columbia. Atlas' acquisition of Global Liberty will expand our distribution channel for core commercial automobile lines.

Under the terms of the stock purchase agreement, the purchase price will equal the combined book value of Global Liberty at December 31, 2014, subject to certain pre and post-closing adjustments, including, among others, claim development between the signing of the stock purchase agreement and December 31, 2014. Additional consideration, principally in the form of preferred shares, may be paid to the seller, or returned to us by the seller, depending upon, among other things, the future development of Global Liberty’s actual loss reserves for certain lines of business and the utilization of certain deferred tax assets over time. Global Liberty also wrote homeowners insurance in the northeast, which has been non-renewed prior to the transaction.

The total purchase price for the combined entities of Global Liberty is estimated to be approximately $24.7 million, consisting of a combination of cash and Atlas preferred shares. Consideration will consist of approximately $20.7 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares). We will have contractual protections to offset up to $4.0 million of future adverse reserve development.

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

Atlas incurred $694,000 in transaction related expenses during the the fourth quarter of 2014.

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
Earnings per ordinary and restricted common share (collectively, the "common shares") for the years ended December 31, 2014 and December 31, 2013 are as follows ($ in '000's except for share and per share amounts):

	2014	2013
Basic:
Net income attributable to Atlas	$17,702	$6,180
Add: Discount from preferred share buyback	—	1,800
Less: Preferred share dividends	94	619
Net income attributable to common shareholders for basic earnings per common share	$17,608	$7,361
Weighted average common shares outstanding	10,937,181	8,007,458
Basic earnings per common share	$1.61	$0.92

Diluted:
Net income attributable to Atlas	$17,702	$6,180
Add: Discount from preferred share buyback	—	1,800
Net income attributable to common shareholders for dilutive earnings per common share	$17,702	$7,980
Weighted average common shares outstanding	10,937,181	8,007,458
Dilutive potential ordinary shares:
Dilutive stock options outstanding	150,407	87,825
Dilutive warrants	—	1,158,085
Dilutive shares upon preferred share conversion	254,000	1,587,500
Dilutive average common shares outstanding	11,341,588	10,840,868
Dilutive earnings per common share	$1.56	$0.74

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
As of December 31, 2014 there were no outstanding warrants. On August 1, 2013, 18,000,000 preferred shares were repurchased. Atlas’ dilutive potential ordinary shares consist of outstanding stock options to purchase ordinary common shares and 2,000,000 preferred shares potentially convertible to ordinary common shares at the option of the holder at any date after December 31, 2015 at the rate of 0.1270 ordinary common shares for each preferred share. The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. For the years ended December 31, 2014 and 2013, convertible preferred shares and stock options were deemed to be dilutive.
In computing the diluted earnings per share on a year to date basis, the Company included the dilutive impact of the convertible preferred shares that were redeemed during the third quarter of 2013 on a pro-rata basis for the period during which those convertible preferred shares were outstanding.  This dilutive impact increased the denominator in the full year 2013 diluted EPS computation by 1,333,500 shares; however, this has no impact on the actual earnings used for the numerator in the EPS computation.  The preferred shares redeemed decreased diluted earnings per share for the year by $0.10. Future diluted earnings per share computations will not be impacted by the preferred shares redeemed.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equities and other investments are as follows (all amounts in '000s):

	December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$20,506	$32	$159	$20,379
	Corporate
	Banking/financial services	15,551	215	31	15,735
	Consumer goods	3,478	50	13	3,515
	Capital goods	14,285	354	52	14,587
	Energy	2,829	—	84	2,745
	Telecommunications/utilities	5,297	67	8	5,356
	Health care	1,948	—	16	1,932
	Total Corporate	43,388	686	204	43,870
	Mortgage backed - agency	30,772	250	160	30,862
	Mortgage backed - commercial	16,774	79	269	16,584
	Total Mortgage Backed	47,546	329	429	47,446
	Other asset backed	15,261	20	27	15,254
	Total Fixed Income	$126,701	$1,067	$819	$126,949
	Equities	2,220	12	139	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$958	$143,408

	December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$22,067	$36	$620	$21,483
	Corporate
	Banking/financial services	16,655	238	247	16,646
	Consumer goods	5,044	28	77	4,995
	Capital goods	12,951	208	180	12,979
	Energy	3,928	—	114	3,814
	Telecommunications/utilities	4,979	50	55	4,974
	Health care	2,025	—	87	1,938
	Total Corporate	45,582	524	760	45,346
	Mortgage backed - agency	28,877	120	910	28,087
	Mortgage backed - commercial	22,131	53	614	21,570
	Total Mortgage Backed	51,008	173	1,524	49,657
	Other asset backed	12,093	15	9	12,099
	Total Fixed Income	$130,750	$748	$2,913	$128,585
	Equities	258	—	—	258
	Other investments	1,234	—	—	1,234
	Totals	$132,242	$748	$2,913	$130,077
Atlas' other investments are comprised of various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interest is not deemed minor and the investments are accounted for under the equity method of accounting. At December 31, 2014, the carrying value was approximately $14.4 million versus approximately $1.2 million at December 31, 2013. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives dividends on a routine basis which approximate the income earned on the limited partnership that invests in income-producing real estate.
The following tables summarize carrying amounts of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

At December 31, 2014	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$1,875	$54,349	$23,166	$47,559	$126,949
Percentage of total	1.5%	42.8%	18.2%	37.5%	100.0%

At December 31, 2013	One year or less	One to five years	Five to ten years	More than ten years	Total
Fixed income securities	$7,571	$43,693	$28,080	$49,241	$128,585
Percentage of total	5.9%	34.0%	21.8%	38.3%	100.0%
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
As a result of the above analysis performed by management to determine declines in fair value that may be other than temporary, there was an impairment related to an equity position that was recorded in 2013. The Company reduced the fair value of its equity position by $311,000 and recorded an adjustment through the Consolidated Statements of Income and Comprehensive Income to account for this other than temporary impairment.
As of December 31, 2014, a portion of Atlas' portfolio was in an unrealized loss position. This occurred primarily due to a rise in interest rates during the second half of 2013. Securities in an unrealized loss position for greater than twelve months as of December 31, 2014 were $235,000. There were no securities in an unrealized loss position for greater than twelve months as of December 31, 2013. The total fair value of the securities currently in an unrealized loss position were $63.5 million at December 31, 2014 with a total temporary impairment relating to unrealized losses of $958,000. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.
The following table summarizes the components of net investment income for the years ended December 31, 2014 and 2013 (all amounts in '000s):

	2014	2013
Total investment income
Interest income	$2,848	$2,716
Dividends	20	9
Income (loss) from other investments	693	(84)
Investment expenses	(451)	(500)
Net investment income	$3,110	$2,141

The following table summarizes the components of net investment realized gains for the years ended December 31, 2014 and 2013:

	2014	2013
Fixed income securities	$376	$351
Equities	6	178
Net investment realized gains	$382	$529

Collateral pledged:
At December 31, 2014 and 2013, bonds and term deposits with a fair value of $14.5 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. At December 31, 2014, the amount of such pledged securities was $6.8 million versus $7.9 million at December 31, 2013. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
As of December 31, 2014, Atlas' allowance for bad debt was $560,000. Atlas' allowance for bad debt decreased by $216,000 compared to $776,000 as of December 31, 2013. This decrease relates to formulaic modeling utilizing historic bad debt patterns.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted prices in active markets (Level 1), third party pricing models using available trade, bid and market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of December 31, 2014 and December 31, 2013 (all amounts in '000s):

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,608	$114,341	$—	$126,949
Equities	2,093	—	—	2,093
Other investments	—	3,346	11,020	$14,366
Totals	$14,701	$117,687	$11,020	$143,408

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,624	$115,344	$617	$128,585
Equities	258	—	—	258
Other investments	—	—	1,234	$1,234
Totals	$12,882	$115,344	$1,851	$130,077
The Company's investments in fixed income securities that are classified as Level 1 in the two preceding tables consist only of U.S. Treasury Securities. The Company's investments in equity securities that are classified as Level 1 in the two preceding tables consist of investments in publicly-traded common stocks.
The Company's investments in fixed income securities that are classified as Level 2 in the two preceding tables consist of investments in corporate bonds, states and political subdivisions bonds and mortgage-backed securities of U.S. government agencies and other asset-backed bonds. The Company's other investments that are classified as Level 2 consist of a limited partnership that invests in equities.
For securities classified as Level 3, the Company uses valuations provided by third party fund managers. These valuations are typically the audited net book value for each limited partnership. These limited partnerships invest in income-producing real estate or catastrophe bonds.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of December 31, 2014. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.

There were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2014 and 2013.
Information by security type pertaining to the changes in fair value of the Company's investments classified as Level 3 for the years ended December 31, 2014 and 2013 are presented below (all amounts in '000s):

December 31, 2014	Fixed Income Securities	Other Investments	Total
Balance at beginning of year	$617	$1,234	$1,851
Total gains included in:
Consolidated statement of income	383	286	669
Purchases	—	9,500	9,500
Settlements	(1,000)	—	(1,000)
Balance at end of year	$—	$11,020	$11,020

December 31, 2013	Fixed Income Securities	Other Investments	Total
Balance at beginning of year	$234	$1,262	$1,496
Total gains (losses) included in:
Consolidated statement of income	383	(28)	355
Balance at end of year	$617	$1,234	$1,851

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
Net income computed under statutory-basis accounting was $2.0 million, $4.0 million and $1.7 million for American Country, American Service and Gateway, respectively, for the year ended December 31, 2014. Net income for the year ended December 31, 2013 was $1.6 million, $3.6 million and $2.1 million for American Country, American Service and Gateway, respectively. The combined statutory capital and surplus of the insurance subsidiaries was $63.0 million and $53.1 million as of December 31, 2014 and December 31, 2013, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the year ended December 31, 2014 or in the year ended December 31, 2013.
7. INCOME TAXES
The effective tax rate was (48.3)% and 1.2% for the years ended December 31, 2014 and 2013, respectively, compared to the U.S. statutory income tax rate of 34% as shown below ($ in '000s):

	2014		2013
	Amount	%	Amount	%
Expected income tax expense at statutory rate	$4,058	34.0%	$2,126	34.0%
Change in valuation allowance	(9,446)	(79.1)%	(2,802)	(44.8)%
Nondeductible expenses	136	1.1%	100	1.6%
State tax (net of federal benefit)	11	0.1%	47	0.8%
Tax net operating loss limitation write-down (excluding valuation allowance)	(519)	(4.3)%	626	10.0%
Other	(7)	(0.1)%	(25)	(0.4)%
Total	$(5,767)	(48.3)%	$72	1.2%
Income tax expense consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Current tax expense	$3,009	$1,144
Deferred tax benefit, net of change in valuation allowance	(8,776)	(1,072)
Total	$(5,767)	$72
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. tax law Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under U.S. tax law Section 382. The result is a maximum expected net deferred tax asset which Atlas has available after the merger which is believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 was reached. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares. Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.2 million as of December 31, 2014.
The components of deferred income tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows (all amounts in '000s):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Unpaid claims and unearned premiums	$5,560	$4,783
Loss carryforwards	14,212	15,265
Bad debts	191	264
Other	1,266	1,446
Valuation allowance	—	(9,446)
Total deferred tax assets, net of allowance	21,229	12,312

Deferred tax liabilities:
Deferred policy acquisition costs	2,776	2,269
Securities	740	345
Other	396	379
Total gross deferred tax liabilities	3,912	2,993
Net deferred tax assets	$17,317	$9,319
Amounts and expiration dates of the operating loss carryforwards as of December 31, 2014 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$7,734
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$41,801
Atlas established a valuation allowance of $0 and $9.4 million for its gross deferred tax assets as of December 31, 2014 and as of December 31, 2013, respectively. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, has released its remaining valuation allowance at December 31, 2014.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2014 and 2013. Tax years 2009 through 2014 are subject to examination by the Internal Revenue Service ("IRS"). The Company's 2012 tax year is currently under examination.
8. ASSETS HELD FOR SALE
The Company owns two properties located in Alabama which are for sale. These properties are listed for sale for amounts greater than carried values.

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal-use software and capital assets at December 31, 2014 and December 31, 2013 (excluding assets held for sale):

	2014	2013
Leasehold improvements	$501	$501
Internal use software	7,372	6,344
Computer equipment	1,844	1,750
Furniture and other office equipment	397	394
Total	10,114	8,989
Accumulated depreciation	(7,295)	(6,489)
Balance, end of period	$2,819	$2,500

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

Gross premiums written and ceded premiums, losses and commissions as of and for the years ended December 31, 2014 and 2013 are as follows (all amounts in '000s):

	2014	2013
Direct premiums written	$122,339	$92,487
Assumed premiums written	93	573
Ceded premiums written	11,011	12,580
Net premiums written	111,421	80,480

Ceded premiums earned	9,589	12,542
Ceded losses and loss adjustment expenses	8,783	4,883
Ceding commissions	2,374	2,241

Ceded unpaid losses and loss adjustment expenses	18,421	18,144
Prepaid reinsurance premiums	3,628	2,207
Other amounts due from reinsurers	2,230	1,002

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2014 and 2013 were as follows (all amounts in '000s):

As of the year ended December 31,	2014	2013
Unpaid claims, beginning of period	$101,385	$70,067
Less: reinsurance recoverable	18,144	5,680
Net beginning unpaid claims reserves	83,241	64,387
Net reserves acquired	—	29,923
Loss portfolio transfer	2,415	(5,919)

Incurred related to:
Current year	61,680	45,604
Prior years	(602)	8
	61,078	45,612
Paid related to:
Current year	19,427	12,874
Prior years	43,298	37,888
	62,725	50,762

Net unpaid claims, end of period	$84,009	$83,241
Add: reinsurance recoverable	18,421	18,144
Unpaid claims, end of period	$102,430	$101,385
The process of establishing the estimated provision for unpaid claims is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimates made. Atlas experienced favorable prior year development during 2014 of $352,000 on its core lines and $250,000 on its non-core lines, reflected as incurred related to prior years in the table above. Atlas experienced minimal unfavorable prior year development in 2013, reflected as incurred related to prior years in the table above, on its non-core lines.
12. STOCK OPTIONS AND WARRANTS
Stock options - Stock option activity for the years ended December 31, 2014 and 2013 follows (prices in Canadian dollars designated with "C$"):

	2014			2013
	Number	Avg. Price		Number	Avg. Price
Outstanding, beginning of period	224,623	C$	6.05	133,955	C$	5.76
Granted	175,000		$13.26	91,668	C$	6.45
Exercised	—			(1,000)	C$	3.00
Outstanding, end of period	399,623	- [1]		224,623	C$	6.05
1 - Options granted in Canadian dollars will be exercised at the appropriate conversion rate at the date of exercise.
Information about options outstanding at December 31, 2014 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 15, 2020	9,700	9,700
January 18, 2011	January 18, 2021	123,255	123,255
January 11, 2013	January 11, 2023	91,668	30,557
March 6, 2014	March 6, 2024	175,000	—
Total		399,623	163,512
The options granted on March 18, 2010 have an exercise price of C$3.00 per share. These options were granted to directors of Atlas' predecessor company, JJR VI.
On January 18, 2011, Atlas granted options to purchase 123,255 ordinary voting common shares of Atlas stock to officers and directors at an exercise price of C$6.00 per share. All of these options were fully vested upon the third anniversary of their issuance and expire on January 18, 2021. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$3.72 per share.
On January 11, 2013, Atlas granted options to purchase 91,668 ordinary shares of Atlas stock to officers at an exercise price of C$6.45 per share. The options vest equally on the first, second and third anniversaries of the grant date. The options expire on January 11, 2023. Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is C$4.54 per share.
In the second quarter of 2013, a new Equity Incentive Plan was approved by the Company's common shareholders at the Annual General Meeting. Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a new securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted units, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see Note 13) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchased during the six-month period beginning on June 18, 2013 and ending on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”) which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The Company will incur $38,000 of compensation expense per month relating to these restricted stock grants.
On March 6, 2014, Atlas granted to certain executive officers (i) stock options to purchase 175,000 common shares, with an exercise price of $13.26 and vest equally on the next three anniversaries of the grant date and (ii) 37,700 fully-vested, unrestricted common shares. The options expire on March 6, 2024 . Using the Black-Scholes option pricing model, the weighted average grant date fair value of these options is $7.03 per share. These grants were made under the Company's Equity Incentive Plan.

The Black-Scholes option pricing model was used to estimate the fair value of compensation expense using the following assumptions – risk-free interest rate 1.88% to 3.18%; dividend yield 0.00%; expected volatility 38.00% to 100.00%; expected life of 6 to 10 years .
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Atlas recognized $1.5 million and $247,000 in stock compensation expense for the years ended December 31, 2014 and 2013, respectively, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to all option grants is $2.0 million as of the year ended December 31, 2014, which will be recognized over the next 50 months.
The weighted average exercise price of all the shares exercisable at December 31, 2014 is C$6.05 on outstanding options granted prior to December 31, 2013. The weighted average exercise price of all the shares exercisable at December 31, 2014 is $13.26 on outstanding options granted on March 6, 2014. The grants have a weighted average remaining life of 7.86 years and the stock options outstanding have an intrinsic value of $3.0 million as of December 31, 2014.
Warrants - On November 1, 2010, 1,327,840 subscription receipts were issued in a private placement for ordinary voting common shares of Atlas as well as warrants to purchase 1,327,840 ordinary voting common shares of Atlas for C$6.00 per share. The subscription receipts were converted to Atlas ordinary common shares at Atlas' formation. During 2013, all outstanding warrants were exercised prior to their expiration on December 31, 2013.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In January 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings but not more than $17,500 for 2014 to the plan. Qualifying employees age 50 and older can contribute an additional $5,500 in 2014. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 2.5% of annual earnings for a total maximum expense of 3.75% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service with 100% vested after five years. Company contributions were $204,000 and $118,000, for the years ended December 31, 2014 and December 31, 2013, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 5% of annual earnings for a total maximum expense of 5% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees who signed up for the ESPP by May 30, 2011 each received an additional 100 ordinary common shares as an initial participation incentive. Atlas also pays all administrative costs related to this plan. During the years ended December 31, 2014 and December 31, 2013, Atlas incurred costs related to the plan of $113,000 and $58,000, respectively. Shares for this plan are purchased on the open market.
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

At December 31,		2014		2013
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary	266,666,667	11,638,723	$34	9,291,871	$28
Restricted	33,333,334	132,863	—	132,863	$—
Total common shares	300,000,001	11,771,586	$34	9,424,734	$28
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

On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering will be used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities.

The remaining outstanding preferred shares are not entitled to vote and are beneficially owned or controlled by the former owner of Camelot Services, Inc. as of December 31, 2014. Preferred shareholders are entitled to dividends on a cumulative basis whether or not declared by the Board of Directors at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount it would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting shares at the option of the holder at any date after the fifth year of issuance at the rate of 0.1270 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes as a result of proportional share events, e.g. share consolidation. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends commencing at two years from January 1, 2013 (the issuance date of the preferred shares).

The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $184,000 as of the year ended December 31, 2014, or $0.02 per common share.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the years ended December 31, 2014 and December 31, 2013 (in '000s):

	2014	2013
Balance, beginning of period	$6,674	$3,764
Acquisition costs deferred	15,540	13,283
Amortization charged to income	14,048	10,373
Balance, end of period	$8,166	$6,674
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
During 2014, a small percentage of the Company’s investment portfolio was allocated to investment vehicles, primarily focused on income generating real-estate, that are considered related-party transactions.  In these cases, one or more of the Company’s directors may be deemed to control unrelated entities that may invest in these vehicles and may also manage these vehicles.  In total, such related-party investments were approximately 1% of the Company’s total assets.
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in ‘000s, except per share data)
	2014
	Q4	Q3	Q2	Q1
Gross premium written	$26,361	$42,046	$22,801	$31,224
Net premium earned	27,289	25,575	23,306	21,954
Underwriting income	3,164	2,666	1,883	1,422
Net income attributable to Atlas	9,458	3,493	2,559	2,192
Net income attributable to common shareholders	9,434	3,469	2,536	2,169
Basic earnings per common share	$0.80	$0.29	$0.24	$0.23
Diluted earnings per common share	$0.77	$0.29	$0.23	$0.22

(in ‘000s, except per share data)
	2013
	Q4	Q3	Q2	Q1
Gross premium written	$22,069	$32,075	$16,562	$22,354
Net premium earned	20,512	17,976	16,968	15,888
Underwriting income	1,753	1,096	828	298
Net income attributable to Atlas	2,178	1,699	1,701	602
Net income attributable to common shareholders	2,155	3,404	1,476	326
Basic earnings per common share	$0.25	$0.41	$0.18	$0.05
Diluted earnings per common share	$0.22	$0.35	$0.15	$0.05

18. COMMITMENTS AND CONTINGENCIES

On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $43,000 as an offset to rent expense for both the years ended December 31, 2014 and 2013. Total rental expense recognized on the headquarters building was $707,000 and $699,000 for the years ended December 31, 2014 and 2013, respectively.

Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014 (all amounts in '000s):

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$1,186	$845	$281	$—	$—	$2,312
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company's Consolidated Financial Statements.

Atlas is exposed to credit risk on balances receivable from policyholders and reinsurers. Credit exposure to any one individual policyholder is not material. The Company's policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has policies to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
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
19. LINE OF CREDIT
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
The Loan Agreement requires us to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires us to comply with certain financial covenants, including the Operating Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $50 million. The revolving loan facility is secured by all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct or indirect subsidiaries of American Acquisition (collectively, the “Operating Subsidiaries”). As of December 31, 2014, no funds were accessed from the line of credit nor were there letters of credit issued under the terms of this Loan Agreement.
20. SUBSEQUENT EVENTS

None.

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

Based on management’s evaluation as of December 31, 2014, our president and chief executive officer and our vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting is effective as of December 31, 2014.

Our management does not expect that the Company's controls and procedures over financial reporting will prevent all errors and frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a control system's design must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple mistake or error.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will successfully achieve its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The independent registered public accounting firm of BDO USA, LLP, as auditors of the consolidated financial statements of Atlas and its subsidiaries, has issued an attestation report on the effectiveness of management's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The attestation report is included in Item 8 under the heading "Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting," and is incorporated herein by reference.

Item 9B. Other Information
None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our proxy statement relating to our 2015 annual meeting of shareholders ("Proxy Statement"), which information is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by this Item will be included in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

The following table includes information as of December 31, 2014 with respect to Atlas' equity compensation plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a) [2]	Weighted average exercise price of outstanding options, warrants and rights (b) [3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [4]
Equity compensation plans approved by security holders [1]	399,623	*	764,250
1 The Company has no equity compensation plans that were not approved by its security holders.
2 Summation of 399,623 shares outstanding under the March 18, 2010, January 18, 2011, January 11, 2013 and the March 6, 2014 equity compensation plans
3 Average price not computed due to currency differences
4 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary shares)

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information required for Item 13 will be included in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. Principal Accounting Fees and Services
Information required for Item 14 will be included in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Item 8.
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control
Reports of Independent Registered Public Accounting Firms

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

3.3	Amendments to Articles of Association
4.1(1)	Specimen Ordinary Share Certificate
4.2(1)	Specimen Warrant Agreement
4.3	Articles of Association of Atlas Financial Holdings, Inc., dated December 24, 2010 (included in Exhibit 3.1 hereto)
4.4	Form of Senior Indenture (incorporated by reference from our registration statement on Form S-3 filed April 25, 2014)
4.5	Form of Subordinated Indenture (incorporated by reference from our registration statement on Form S-3 filed April 25, 2014)
10.1(1)	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011 *
10.2(1)	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012 *
10.3(1)	Employee Share Purchase Plan Agreement, as adopted June 1, 2011 *
10.4(1)	Defined Contribution Plan Document dated August 11, 2011 *
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

10.17	Executed Underwriting Agreement, dated February 11, 2013 (incorporated by reference from our current report on Form 8-K filed February 15, 2013)
10.18	Executed Underwriting Agreement, dated May 20, 2014 (incorporated by reference from our current report on Form 8-K filed May 22, 2014)
10.19
Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of May 7, 2014 (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014)

10.20
First Amendment to Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of July 3, 2014 (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014)

10.21
Stock Purchase Agreement, dated as of October 17, 2014, between Mr. Hossni Elhelbawi, Atlas Financial Holdings, Inc. and the other parties thereto (incorporated by reference from our current report on Form 8-K filed October 21, 2014)

21	List of Subsidiaries
23.1	Consent of BDO USA, LLP
23.2	Consent of Johnson Lambert LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
March 9, 2015
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 9, 2015
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 9, 2015
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 9, 2015
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 9, 2015
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 9, 2015
/s/ John T. Fitzgerald John T. Fitzgerald	Director	March 9, 2015

Schedule II – Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income

($ in thousands)	Year ended December 31,
	2014	2013
Net investment gain	$16	$96
Other underwriting expense	1,825	542
Loss from operations before income tax benefit	(1,809)	(446)
Income tax benefit	(498)	(67)
Loss before equity in net income of subsidiaries	$(1,311)	$(379)
Equity in net income of subsidiaries	19,013	6,559
Net income	$17,702	$6,180

Other comprehensive income (loss):
Changes in net unrealized gains (losses)	2,029	(4,354)
Reclassification to income of net realized gains (losses)	257	(469)
Effect of income tax	(777)	1,642
Other comprehensive income (loss) for the period	1,509	(3,181)
Total comprehensive income	$19,211	$2,999

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in thousands)	December 31,
	2014	2013
Assets
Cash and cash equivalents	$23,428	$289
Accrued investment income	3	—
Accounts receivable and other assets	—	25
Deferred tax asset, net	515	215
Investment in subsidiaries	85,486	63,313
Total Assets	$109,432	$63,842

Liabilities
Other liabilities and accrued expenses	$33	$144
Total Liabilities	$33	$144

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013. Liquidation value $1.00 per share	$2,000	$2,000
Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,638,723 shares issued and outstanding at December 31, 2014 and 9,291,871 shares issued and outstanding at December 31, 2013	34	28
Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	196,079	169,595
Retained deficit	(88,794)	(106,496)
Accumulated other comprehensive income (loss), net of tax	80	(1,429)
Total Shareholders’ Equity	109,399	63,698
Total Liabilities and Shareholders’ Equity	$109,432	$63,842

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

($ in '000's)	Year Ended December 31,
	2014	2013
Operating Activities:
Net income	$17,702	$6,180
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(19,013)	(6,559)
Share-based compensation expense	1,469	247
Deferred income taxes	(301)	(112)
Net changes in operating assets and liabilities:
Other assets and accrued investment income	22	(25)
Accounts payable and accrued liabilities	(112)	144
Net cash flows used in operating activities	(233)	(125)

Investing activities:
Capital contributions made to subsidiaries	(1,650)	—
Net cash flows used in investing activities	(1,650)	—

Financing activities:
Preferred share buyback	—	(16,200)
Proceeds from initial public offering	—	9,756
Issuance of common shares	25,021	—
Warrants exercised	—	7,181
Dividends paid	—	(2,145)
Dividends received	—	1,752
Options exercised	1	3
Net cash flows provided by financing activities	25,022	347
Net change in cash and cash equivalents	23,139	222
Cash and cash equivalents, beginning of year	289	67
Cash and cash equivalents, end of year	$23,428	$289

Supplemental disclosure of cash information (in '000's):	Year Ended December 31,
	2014	2013
Cash paid (recovered) for:
Interest	$—	$129
Income taxes	(210)	25

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
Atlas has no material contingencies, long-term debt obligations or guarantees.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

(in '000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2014
Premiums earned	$107,587	$(9,589)	$126	$98,124	0.1%

December 31, 2013
Premiums earned	$83,358	$(12,542)	$528	$71,344	0.7%

Schedule V – Valuation and qualifying accounts

(in '000s)	Balance at Beginning of Period	Charged to Expenses	Other additions	Deductions	Balance at End of Period
December 31, 2014
Allowance for uncollectible receivables	$776	$505	$172	$(893)	$560
Valuation allowance for deferred tax assets	9,446	(9,446)	—	—	—

December 31, 2013
Allowance for uncollectible receivables	$484	$764	$281	$(753)	$776
Valuation allowance for deferred tax assets	11,242	—	1,006	(2,802)	9,446

Schedule VI - Supplemental information concerning property-casualty insurance operations

(in '000s)	Year Ended December 31,
	2014	2013
Deferred policy acquisition costs	$8,166	$6,674
Reserves for insurance claims and claims expense	102,430	101,385
Unearned premiums	58,950	44,232
Earned premiums	98,124	71,344
Net investment income	3,110	2,141
Claims and claims adjustment expense incurred
Current year	61,680	45,604
Prior year	(602)	8
Amortization of deferred policy acquisition costs	14,048	10,373
Paid claims and claim adjustment expense	62,725	50,762
Gross premium written	122,432	93,060