Form 10-Q
period 2015-03-31
Atlas Financial Holdings, Inc.
filed 2015-05-11
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2015	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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
     Large Accelerated Filer ☐                            Accelerated Filer        ☑

Non-Accelerated Filer ☐                            Smaller Reporting Company    ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

There were 11,978,993 shares of the Registrant's common stock outstanding as of May 7, 2015, of which 11,846,130 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 10,596,219 shares as of May 7, 2015 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $167,873 and $126,701)	$169,713	$126,949
Equity securities, at fair value (cost $2,970 and $2,220)	2,848	2,093
Other investments	15,080	14,366
Total Investments	187,641	143,408
Cash and cash equivalents	24,149	36,586
Accrued investment income	1,024	660
Accounts receivable and other assets (net of allowance of $705 and $560)	75,113	49,770
Reinsurance recoverables on amounts paid	3,198	2,230
Reinsurance recoverables on amounts unpaid	29,156	18,421
Prepaid reinsurance premiums	9,128	3,628
Deferred policy acquisition costs	11,201	8,166
Deferred tax asset, net	17,393	17,317
Intangible assets	5,916	740
Software and office equipment, net	2,683	2,819
Assets held for sale	166	166
Total Assets	$366,768	$283,911

Liabilities
Claims liabilities	$130,440	$102,430
Unearned premiums	92,718	58,950
Due to reinsurers and other insurers	7,349	2,456
Note payable	2,000	—
Other liabilities and accrued expenses	16,298	10,676
Total Liabilities	$248,805	$174,512

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 6,940,500 shares issued and outstanding at March 31, 2015 and 2,000,000 shares issued and outstanding at December 31, 2014. Liquidation value $1.00 per share	$6,941	$2,000

Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,846,130 shares issued and outstanding at March 31, 2015 and 11,638,723 shares issued and outstanding at December 31, 2014	36	34

Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—

Additional paid-in capital	196,510	196,079
Retained deficit	(86,657)	(88,794)
Accumulated other comprehensive income, net of tax	1,133	80
Total Shareholders’ Equity	$117,963	$109,399
Total Liabilities and Shareholders’ Equity	$366,768	$283,911

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended
	March 31, 2015 (unaudited)	March 31, 2014 (unaudited)
Net premiums earned	$30,167	$21,954
Net investment income	520	779
Net realized investment gains (losses)	137	(11)
Other income	32	2
Total revenue	30,856	22,724
Net claims incurred	16,932	13,919
Acquisition costs	3,918	3,090
Other underwriting expenses	4,554	3,523
Expenses incurred related to Anchor acquisition and Gateway stock purchase agreement	1,692	—
Total expenses	27,096	20,532
Income from operations before income tax expense	3,760	2,192
Income tax expense	1,623	—
Net income attributable to Atlas	2,137	2,192
Less: Preferred share dividends	35	23
Net income attributable to common shareholders	$2,102	$2,169

Basic weighted average common shares outstanding	11,850,848	9,498,995
Earnings per common share, basic	$0.18	$0.23
Diluted weighted average common shares outstanding	12,624,789	9,883,555
Earnings per common share, diluted	$0.17	$0.22

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$2,137	$2,192

Other comprehensive income (loss):
Changes in net unrealized investment gains	1,590	1,268
Reclassification to income of net realized investment gains	6	38
Effect of income tax	(543)	(444)
Other comprehensive income for the period	1,053	862
Total comprehensive income	$3,190	$3,054

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					2,192		2,192
Other comprehensive income						862	862
Share-based compensation		1		642			643
Balance March 31, 2014 (unaudited)	$2,000	$29	$—	$170,237	$(104,304)	$(567)	$67,395

Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income					2,137		2,137
Issuance of preferred shares	4,941						4,941
Other comprehensive income						1,053	1,053
Share-based compensation		2		431			433
Balance March 31, 2015 (unaudited)	$6,941	$36	$—	$196,510	$(86,657)	$1,133	$117,963

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended
	March 31, 2015 (unaudited)	March 31, 2014 (unaudited)
Operating activities:
Net income	$2,137	$2,192
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of fixed assets	200	217
Share-based compensation expense	433	642
Amortization of deferred gain on sale of headquarters building	(11)	(11)
Deferred income taxes	(11)	(415)
Net realized (gains) losses	(137)	11
Gain in equity of investees	(28)	(137)
Amortization of bond premiums and discounts	291	230
Subsequent costs related to Gateway acquisition	941	—
Net changes in operating assets and liabilities (net of acquisition):
Accounts receivable and other assets, net	(12,110)	(7,191)
Due from reinsurers and other insurers	676	867
Deferred policy acquisition costs	(1,206)	(866)
Other assets and accrued investment income	(1)	(19)
Claims liabilities	(2,722)	(1,206)
Unearned premiums	10,791	7,069
Due to reinsurers and other insurers	110	(48)
Accounts payable and accrued liabilities	(296)	792
Net cash flows (used in) provided by operating activities	(943)	2,127

Investing activities:
Purchase of subsidiary (net of cash acquired)	(10,956)	—
Purchases of:
Fixed income securities	(7,421)	(4,850)
Equity securities	(750)	—
Other investments	(686)	(2,000)
Property, equipment and other	(41)	(416)
Proceeds from sale and maturity of:
Fixed income securities	6,360	5,654
Equity securities	—	12
Property, equipment and other	—	10
Net cash flows used in investing activities	(13,494)	(1,590)

Financing activities:
Proceeds from notes payable	2,000	—
Share-based compensation	—	1
Net cash flows provided by financing activities	2,000	1

Net change in cash and cash equivalents	(12,437)	538

Cash and cash equivalents, beginning of period	36,586	9,811
Cash and cash equivalents, end of period	$24,149	$10,349

Supplemental disclosure of cash information (in '000's):

Cash paid for:
Income taxes	$10	$100

Supplemental disclosure of noncash investing and financing activities (in '000's):
Issuance of preferred shares related to Anchor acquisition	$4,000	$—
Issuance of preferred shares related to Gateway stock purchase agreement	941	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas' business is carried out through its insurance subsidiaries: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company ("Gateway"), and as of March 11, 2015, Global Liberty Insurance Company of New York ("Global Liberty"), Anchor Group Management, Inc. ("Anchor Management"), Plainview Premium Finance Company, Inc. ("Plainview Delaware") and Plainview Delaware’s wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. ("Plainview California" and together with Plainview Delaware, "Plainview").
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
The results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Atlas' Annual Report on Form 10-K for the year ended December 31, 2014, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.
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
The accounting policies followed in these unaudited condensed consolidated financial statements are comparable to those applied in Atlas' audited annual consolidated financial statements in the Annual Report on Form 10-K for the period ended December 31, 2014. Atlas has consistently applied the same accounting policies throughout all periods presented.

2. NEW ACCOUNTING STANDARDS

Except for rules and interpretative releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is the sole source of authoritative U.S. GAAP recognized by the FASB that is applicable to the Company. All recently issued accounting pronouncements with effective dates prior to April 1, 2015 have been adopted by the Company. There were no adoptions in 2015 or 2014 that had a material impact on the Consolidated Financial Statements. All other recently issued accounting pronouncements with effective dates after March 31, 2015 are not expected to have a material impact on the Consolidated Financial Statements.
3. ACQUISITION OF ANCHOR HOLDINGS GROUP, INC. ET. AL.
On March 11, 2015, Atlas acquired Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty, along with its affiliated entities, Anchor Management, and Plainview (collectively "Anchor"), from an unaffiliated third party. Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market.
Global Liberty is a New York-based insurance company that was writing approximately $40.0 million of annual taxi and limousine net written premium in states deemed favorable to Atlas at the time of the acquisition. Global Liberty is an admitted carrier in 13 states plus the District of Columbia. Atlas' acquisition of Anchor will expand our distribution channel for core commercial automobile lines and provide incremental licensure as well as important infrastructure in the large New York market.
Under the terms of the stock purchase agreement, the purchase price was based on the combined U.S. GAAP book value of Anchor at December 31, 2014. Additional consideration, principally in the form of preferred shares, may be paid to the seller, or returned to us by the seller, depending upon the future development of Global Liberty’s actual loss reserves for certain lines of business over time.
The total purchase price for the combined entities of Anchor was approximately $23.2 million, consisting of a combination of cash and Atlas preferred shares, and is estimated at approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share), subject to future price adjustments, as noted above. We have contractual protections to offset up to $4.0 million of future adverse reserve development. Global Liberty also wrote homeowners insurance in the northeast, which was non-renewed prior to the transaction.
The Anchor acquisition was accounted for using the purchase method. Atlas began consolidating Anchor on March 11, 2015. The following unaudited pro forma summary presents Atlas' consolidated financial information for the three month periods ended March 31, 2015 and 2014 as if Anchor had been acquired on January 1, 2014. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2014. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Revenue	$36,316	$31,321
Net income attributable to Atlas [1]	$2,976	$2,782
Basic earnings per share [1]	$0.25	$0.29
Diluted earnings per share [1]	$0.23	$0.27
1 - Excludes expenses incurred in the connection with the Anchor acquisition
The value of certain assets and liabilities acquired are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations will be finalized within 12 months of the close of the acquisition (not including loss reserve consideration). The changes upon finalization to the preliminary valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. The following table presents assets acquired and liabilities assumed for the Anchor acquisition based on its estimated fair value on March 11, 2015.

(in $ '000s)
Purchase Consideration
Cash	$19,199
Preferred stock	4,000
Total	$23,199

Allocation of Purchase Price

Cash and investments	$48,508
Other current assets	31,475
Property and equipment	22
Deferred policy acquisition costs	1,828
Deferred tax assets	608
Value of business acquired and identifiable intangibles	5,176
Total Assets	$87,617

Claims liabilities	$30,731
Unearned premiums	22,976
Accounts payable and other liabilities	10,711
Total Liabilities	$64,418

Net assets acquired	$23,199
The acquisition of Anchor resulted in the recognition of intangible assets valued at $5.2 million. Atlas recognized no amortization expense during the three month period ended March 31, 2015 related to intangible assets acquired in the Anchor transaction.
Atlas incurred $750,000 and $694,000 in transaction expenses related to the Anchor acquisition during the first quarter of 2015 and the fourth quarter of 2014, respectively.
4. EARNINGS PER SHARE
Earnings per ordinary voting common share and restricted voting common share (collectively, the "common shares") for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Month Periods Ended
(in $000's except for share and per share amounts)	March 31, 2015	March 31, 2014
Basic:
Net income attributable to Atlas	$2,137	$2,192
Less: Preferred share dividends	35	23
Net income attributable to common shareholders	$2,102	$2,169
Weighted average basic common shares outstanding	11,850,848	9,498,995
Basic earnings per common share	$0.18	$0.23
Diluted:
Weighted average basic common shares outstanding	11,850,848	9,498,995
Add:
Dilutive stock options outstanding	200,497	130,560
Preferred shares	573,444	254,000
Dilutive average common shares outstanding	12,624,789	9,883,555
Dilutive earnings per common share	$0.17	$0.22
Earnings per diluted common share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method). Atlas’ dilutive potential ordinary voting common shares consist of outstanding restricted stock units, stock options to purchase ordinary voting common shares, and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2015 (2,940,500 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share) and after March 11, 2018 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of earnings per diluted common share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three month periods ended March 31, 2015 and 2014, stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity investments and other investments are as follows. Atlas' other investments are comprised of various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interests in these investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of March 31, 2015, the carrying values of these other investments were approximately $15.1 million versus approximately $14.4 million as of December 31, 2014. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives dividends on a routine basis that approximate the income earned on the limited partnership that invests in income-producing real estate.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equities and other investments are as follows (all amounts in '000s):

	As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$35,378	$187	$(68)	$35,497
	Corporate
	Banking/financial services	25,153	415	(10)	25,558
	Consumer goods	8,881	129	(3)	9,007
	Capital goods	17,001	473	(14)	17,460
	Energy	5,535	67	(60)	5,542
	Telecommunications/utilities	10,419	172	(8)	10,583
	Health care	2,736	22	—	2,758
	Total Corporate	69,725	1,278	(95)	70,908
	Mortgage backed - agency	30,770	424	(37)	31,157
	Mortgage backed - commercial	17,670	240	(134)	17,776
	Total Mortgage backed	48,440	664	(171)	48,933
	Other asset backed	14,330	51	(6)	14,375
	Total Fixed Income	167,873	2,180	(340)	169,713
	Equities	2,970	111	(233)	2,848
	Other investments	15,080	—	—	15,080
	Totals	$185,923	$2,291	$(573)	$187,641

	As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
	Total Fixed Income	126,701	1,067	(819)	126,949
	Equities	2,220	12	(139)	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$(958)	$143,408
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or	One to five	Five to ten	More than
As of March 31, 2015	less	years	years	ten years	Total
Fixed income securities	$6,274	$68,524	$35,715	$59,200	$169,713
Percentage of total	3.7%	40.4%	21.0%	34.9%	100.0%

	One year or	One to five	Five to ten	More than
As of December 31, 2014	less	years	years	ten years	Total
Fixed income securities	$1,875	$54,349	$23,166	$47,559	$126,949
Percentage of total	1.5%	42.8%	18.2%	37.5%	100.0%
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

There were no other than temporary impairments recorded in the three month periods ended March 31, 2015 and 2014 as a result of the above analysis performed by management. Overall, Atlas' portfolio was in a net unrealized gain position as of March 31, 2015. This gain was primarily driven by the changes in market values during the first three months of 2015. The total fair value of the securities currently in an unrealized loss position was $37.2 million as of March 31, 2015 with a total temporary impairment relating to unrealized losses of $573,000. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
The aging of unrealized losses on the Company's investments in fixed income and equity securities is presented as follows (all amounts in '000s):

		Less Than 12 Months		More Than 12 Months		Total
As of March 31, 2015		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income:
U.S.	Government	$4,878	$(30)	$5,490	$(38)	$10,368	$(68)
	Corporate
	Banking/financial services	2,581	(10)	—	—	2,581	(10)
	Consumer goods	828	(3)	282	—	1,110	(3)
	Capital goods	1,009	(6)	547	(8)	1,556	(14)
	Energy	1,484	(59)	87	(1)	1,571	(60)
	Telecommunications/utilities	1,233	(8)	—	—	1,233	(8)
	Health care	—	—	—	—	—	—
	Total Corporate	7,135	(86)	916	(9)	8,051	(95)
	Mortgage backed - agency	2,672	(7)	2,266	(30)	4,938	(37)
	Mortgage backed - commercial	2,229	(12)	5,085	(122)	7,314	(134)
	Total Mortgage backed	4,901	(19)	7,351	(152)	12,252	(171)
	Other asset backed	4,346	(5)	1,000	(1)	5,346	(6)
Total Fixed Income		$21,260	$(140)	$14,757	$(200)	$36,017	$(340)
Equities		1,166	(233)	—	—	1,166	(233)
Totals		$22,426	$(373)	$14,757	$(200)	$37,183	$(573)

		Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2014		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income:
U.S.	Government	$2,228	$(3)	$9,395	$(156)	$11,623	$(159)
	Corporate
	Banking/financial services	3,298	(14)	1,523	(17)	4,821	(31)
	Consumer goods	269	—	714	(13)	983	(13)
	Capital goods	2,599	(19)	1,543	(33)	4,142	(52)
	Energy	2,583	(82)	86	(2)	2,669	(84)
	Telecommunications/utilities	1,371	(7)	168	(1)	1,539	(8)
	Health care	1,443	(10)	488	(6)	1,931	(16)
	Total Corporate	11,563	(132)	4,522	(72)	16,085	(204)
	Mortgage backed - agency	4,196	(28)	9,202	(132)	13,398	(160)
	Mortgage backed - commercial	1,409	(5)	9,781	(264)	11,190	(269)
	Total Mortgage backed	5,605	(33)	18,983	(396)	24,588	(429)
	Other asset backed	10,021	(27)	—	—	10,021	(27)
Total Fixed Income		$29,417	$(195)	$32,900	$(624)	$62,317	$(819)
Equities		1,230	(139)	—	—	1,230	(139)
Totals		$30,647	$(334)	$32,900	$(624)	$63,547	$(958)
The following table summarizes the components of net investment income for the three month periods ended March 31, 2015 and 2014 (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Total investment income
Interest income	$592	$701
Dividends	29	—
Income from other investments	53	187
Investment expenses	(154)	(109)
Net investment income	$520	$779
The following table summarizes the components of net investment gains (losses) for the three month periods ended March 31, 2015 and 2014 (all amounts in '000's):

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Fixed income securities	$137	$(17)
Equities	—	6
Net realized investment gains (losses)	$137	$(11)
Collateral pledged:
As of March 31, 2015 and as of December 31, 2014, bonds and term deposits with a fair value of $15.8 million and $14.5 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As of March 31, 2015 and as of December 31, 2014, the amount of such pledged securities was $6.9 million and $6.8 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state, provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

6. FINANCIAL AND CREDIT RISK MANAGEMENT
At March 31, 2015, Atlas' allowance for bad debt was $705,000. Atlas increased its allowance for doubtful accounts by $145,000 in the three month period ended March 31, 2015 compared to the balance at December 31, 2014. This increase consists of : 1) an increase of $22,000 related to the run-off worker's compensation program write-offs, 2) an increase of $32,000 related to the Anchor acquisition and 3) an increase of $91,000 related to the formulaic modeling correlating to the changes in accounts receivable balances in our core lines during the three month period ended March 31, 2015.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted prices in active markets (Level 1), third party pricing models using available trade, bid and market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of March 31, 2015 and as of December 31, 2014 (all amounts in '000s):

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities	$21,575	$148,138	$—	$169,713
Equities	2,848	—	—	2,848
Other investments	—	3,436	11,644	15,080
Totals	$24,423	$151,574	$11,644	$187,641

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,608	$114,341	$—	$126,949
Equities	2,093	—	—	2,093
Other investments	—	3,346	11,020	14,366
Totals	$14,701	$117,687	$11,020	$143,408
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
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of March 31, 2015. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the three month period ended March 31, 2015.
Information by security type pertaining to the changes in fair value of the Company's investments classified as Level 3 for the three month periods ended March 31, 2015 and 2014 are presented below (all amounts in '000s):

March 31, 2015	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$—	$11,020	$11,020
Total gains included in:
Consolidated statement of income	—	(62)	(62)
Purchases	—	686	686
Balance at end of period	$—	$11,644	$11,644

March 31, 2014	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$617	$1,234	$1,851
Total gains included in:
Consolidated statement of income	96	133	229
Balance at end of period	$713	$1,367	$2,080
Capital management - The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive income (loss).
As a holding company, Atlas could derive cash from its Insurance Subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas’ Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. In the event that dividends available to the holding company are inadequate to cover its operating expenses and debt payments, the holding company would need to raise capital, sell assets or incur future debt.
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million , $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
At March 31, 2015 our Insurance Subsidiaries had a combined statutory surplus of $80.8 million and had combined net written premiums and combined statutory net income for the three months ended March 31, 2015 of $48.7 million and $1.6 million, respectively.
At December 31, 2014, American Country, American Service and Gateway had a combined statutory surplus of $63.0 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2014 of $111.4 million and $7.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2015 or in the year ended December 31, 2014.
7. INCOME TAXES
Atlas' effective tax rate was 43.1% for the three month period ended March 31, 2015 and, due to the partial reversal of the deferred tax valuation allowance during the first quarter of 2014, 0.0% for the three month period ended March 31, 2014. The below table reconciles the U.S. statutory income tax rate of 34% to the effective tax rate (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$1,278	34.0%	$746	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(748)	(34.1)%
Nondeductible expenses	19	0.5%	2	0.1%
State tax (net of federal benefit)	15	0.4%	—	—%
Nondeductible purchase accounting adjustment	320	8.5%	—	—%
Other	(9)	(0.3)%	—	—%
Provision for income taxes for continuing operations	$1,623	43.1%	$—	—%

Income tax expense consists of the following for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Current tax expense	$1,634	$415
Deferred tax benefit	(11)	(415)
Total	$1,623	$—
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. Internal Revenue Code of 1986 (as amended, "IRC") Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries, which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger which is believed more likely than not to be utilized in the future, after consideration of the valuation allowance.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.0 million as of March 31, 2015.
The components of net deferred income tax assets and liabilities as of March 31, 2015 and December 31, 2014 are as follows (all amounts in '000s):

As of:	March 31, 2015	December 31, 2014
Gross deferred tax assets:
Unpaid claims and unearned premiums	$7,722	$5,560
Loss carryforwards	13,987	14,212
Bad debts	229	191
Other	895	1,266
Total gross deferred tax assets	22,833	21,229

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,808	2,776
Securities	1,227	740
Other	405	396
Total gross deferred tax liabilities	5,440	3,912
Net deferred tax assets	$17,393	$17,317
Amounts and expiration dates of the operating loss carryforwards as of March 31, 2015 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$7,072
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$41,139
Atlas has not established a valuation allowance for its gross future deferred tax assets as of March 31, 2015 or as of December 31, 2014. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance at December 31, 2014.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended March 31, 2015 and 2014. Tax years 2009 through 2015 are subject to examination by the Internal Revenue Service ("IRS"). The Company's 2012 tax year is currently under examination by the IRS.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $11,000 as an offset to rent expense for each of the three month periods ended March 31, 2015 and 2014. Total rental expense recognized on the headquarters building was $183,000 for each of the three month periods ended March 31, 2015 and 2014.
As of March 31, 2015, Atlas has the following future minimum rentals, related principally to office space, required under operating leases (all amounts in '000s):

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$1,583	$1,554	$1,011	$753	$2,533	$7,434
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company's Consolidated Financial Statements.
Atlas is exposed to credit risk on balances receivable from policyholders, agents and reinsurers. Credit exposure to any one individual policyholder is not material. The Company's policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has policies to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
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
9. SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and capital assets as of March 31, 2015 and as of December 31, 2014, excluding assets held for sale (all amounts in '000s):

As of:	March 31, 2015	December 31, 2014
Leasehold improvements	$501	$501
Internal use software	7,404	7,372
Computer equipment	1,879	1,844
Furniture and other office equipment	481	397
Total	10,265	10,114
Accumulated depreciation	(7,582)	(7,295)
Balance, end of period	$2,683	$2,819

Depreciation expense and amortization was $200,000 for the three month period ended March 31, 2015. For the year ended December 31, 2014, depreciation expense and amortization was $856,000.
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
Gross premiums written and ceded premiums, losses and commissions for the three month periods ended March 31, 2015 and 2014 are as follows (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Direct premiums written	$44,868	$31,094
Assumed premiums written	105	130
Ceded premiums written	(4,394)	(2,011)
Net premiums written	$40,579	$29,213

Direct premiums earned	$34,053	$24,017
Assumed premiums earned	129	138
Ceded premiums earned	(4,015)	(2,201)
Net premiums earned	$30,167	$21,954

Ceded losses and loss adjustment expenses	898	620
Ceding commissions	1,170	512
11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2015 and 2014 were as follows (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Unpaid claims, beginning of period	$102,430	$101,385
Less: reinsurance recoverable	18,421	18,144
Net beginning unpaid claims reserves	84,009	83,241

Net reserves acquired	19,396	—

Loss portfolio transfer	(14)	155

Incurred related to:
Current year	18,561	14,129
Prior years	(1,629)	(210)
	16,932	13,919

Paid related to:
Current year	3,144	2,189
Prior years	15,895	12,653
	19,039	14,842

Net unpaid claims, end of period	101,284	82,473
Add: reinsurance recoverable	29,156	17,706
Unpaid claims, end of period	$130,440	$100,179
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
The favorable development in the three month period ended March 31, 2015 was primarily related to Gateway's commercial auto program. The favorable development in the three month period ended March 31, 2014 was related to a program that remains in run-off.
12. SHARE BASED COMPENSATION
On January 6, 2011, Atlas adopted a stock option plan (the “Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to eligible persons defined in the plan. In the second quarter of 2013, a new equity incentive plan (the “Equity Incentive Plan”) was approved by the Company's common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted units, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Stock options - Stock option activity for the three month periods ended March 31, 2015 and March 31, 2014 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$" ):

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	224,623	C$6.05	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	224,623	C$6.05	224,623	C$6.05

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	175,000	US$13.26	—	—
Granted	200,000	US$20.29	175,000	US$13.26
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	175,000	US$13.26
There are 252,400 stock options that are exercisable as of March 31, 2015. The stock option grants outstanding have a weighted average remaining life of 8.39 years, and have an intrinsic value of $3.6 million as of March 31, 2015.
Restricted shares - The activity for the restricted shares and restricted share units for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	185,190	$12.20	—	$—
Granted	200,000	17.99	185,190	12.20
Vested	(37,035)	12.20	—	—
Non-vested, end of period	348,155	$15.53	185,190	$12.20

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Stock compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $433,000 in stock compensation expense for the three month period ended March 31, 2015. For the three month period ended March 31, 2014, we incurred $642,000 of share based compensation expense, $500,000 of which was an amount in excess of the first quarter of 2014 discretionary bonus accrual. Total deferred stock compensation expense of $2.5 million related to all stock option grants and $5.3 million related to restricted shares and restricted share units as of March 31, 2015. This deferred stock compensation expense will be amortized over the next 59 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - On March 1, 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $18,000 for 2015, to the plan. Qualifying employees age 50 and older can contribute an additional $6,000 during 2015. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 2.5% of annual earnings for a total maximum expense of 3.75% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $71,000 and $32,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Employee Stock Purchase Plan - On June 1, 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 5% of annual earnings for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $33,000 and $15,000 for the three month periods ended March 31, 2015 and 2014, respectively. Shares purchased pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital for the common shares is as follows:

		March 31, 2015		December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary Voting Common	266,666,667	11,846,130	$36	11,638,723	$34
Restricted Voting Common	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	11,978,993	$36	11,771,586	$34
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, "Kingsway"). The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway-owned shares are sold to non-affiliates of Kingsway.
There were 29,631 and 37,038 non-vested restricted stock units (RSUs) as of March 31, 2015 and December 31, 2014, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the three month period ended March 31, 2015, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted shares to a director and the officers, respectively. These shares were granted and issued under the Company's Equity Incentive Plan.
During the three month period ended March 31, 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. At March 31, 2015 there were 6,940,500 preferred shares outstanding. These preferred shares are beneficially owned or controlled by the former parents of Gateway (2,940,500 preferred shares) and Anchor (4,000,000 preferred shares). The Gateway preferred shares have been recorded as additional acquisition expense and not as an adjustment to goodwill because the fair value of the contingent considered was determined to be zero at the date of the Gateway acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The estimate of this contingency could change in the future until all remaining claims are settled.
Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the former parents of Gateway and Anchor at any date after the fifth year of issuance at the rate of 0.1270 and .05, respectively, of ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions. Preferred shares are not entitled to vote.
During the three month period ended March 31, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former parents of Gateway and Anchor earned $25,000 and $10,000, respectively, in dividends during the three month period ended March 31, 2015. Through March 31, 2015, Atlas has accrued $209,000 and $10,000, respectively in dividends for the former parents of Gateway and Anchor, which remain unpaid.
15. DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs for the three month periods ended March 31, 2015 and March 31, 2014 (in '000s):

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Balance, beginning of period	$8,166	$6,674
Acquired in business combination	1,828	—
Acquisition costs deferred	5,125	3,956
Amortization charged to income	3,918	3,090
Balance, end of period	$11,201	$7,540
16. RELATED PARTY TRANSACTIONS
The business of Atlas is carried on through its Insurance Subsidiaries, Anchor Management and Plainview (collectively, "Operating Subsidiaries"). Related party transactions, including services provided or received by Atlas’ Operating Subsidiaries are carried out in the normal course of operations and are measured at the amount of consideration paid or received as established and agreed upon by the parties. Such transactions typically include claims handling services, marketing services and commission payments. Management believes that consideration paid for such services approximates fair value.
During the periods presented, a small percentage of the Company’s investment portfolio was allocated to investment vehicles, primarily focused on income generating real estate, that are considered related-party transactions.  In these cases, one or more of the Company’s directors may be deemed to control unrelated entities that may invest in these vehicles and may also manage these vehicles.  In total, such related-party investments were approximately 1% of the Company’s total assets.
17. NOTE PAYABLE
On March 9, 2015, American Insurance Acquisition, Inc. ("American Acquisition") entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. The Loan Agreement includes a $30.0 million line of credit ("Draw amount"), which can be drawn in increments at any time during the first twelve months of the agreement effective date of March 9, 2015. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%. This $5.0 million revolving line of credit replaces the $10.0 million revolving line of credit American Acquisition previously had in place with Fifth Third Bank.
The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2.0 million outstanding at any time. In addition, there is a non-utilization fee for each of the $30.0 million line of credit and $5.0 million revolving line of credit equal to 0.50% per annum of an amount equal to $30.0 million and $5.0 million, respectively, less the daily average of the aggregate principal amount outstanding under such credit lines (plus, in the case of the $30.0 million line of credit, the aggregate amount of the letter of credit obligations outstanding).
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions, and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”).
As of March 31, 2015, $2.0 million in funds were accessed from the Revolver and used for the Anchor acquisition. No amounts were accessed against the Draw amount, and no letters of credit were issued under the terms of this Loan Agreement as of March 31, 2015. For the three month period ended March 31, 2015, American Acquisition incurred interest expense of $3,000 and bank fees of $15,000 in connection with the Loan Agreement.
18. SUBSEQUENT EVENTS
Effective April 1, 2015, the Company amended its quota share reinsurance contract with Swiss Reinsurance America Corporation ("Swiss Re") by increasing the cession rate from 5% to 15%.
On April 27, 2015, American Acquisition accessed $500,000 from the Revolver with Fifth Third Bank. The funds will be used to support Plainview's operations.

On May 1, 2015, American Acquisition accessed $15.5 million from the Draw amount of the line of credit with Fifth Third Bank. The draw will be contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020.

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
Forward-looking statements
This report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report.
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
Although Atlas has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements contained herein are made as of the date of this report, and Atlas disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements due to the inherent uncertainty in them.
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

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has generally outperformed the overall P&C industry over the past ten years based on data compiled by SNL Financial. This data indicates that for 2014 the total U.S. market for commercial automobile liability insurance to be approximately $26 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
We believe that there is a positive correlation between the economy and commercial automobile insurance in general. Operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions, which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle.
Surety
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. No new business will be written in connection with this program in 2015, however, there will be a small amount of renewals recorded in 2015.
Other
The other line of business is comprised of Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Global Liberty's homeowners program and assigned risk business.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party. The Global Liberty homeowners program was non-renewed prior to Atlas' acquisition.
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

II. CONSOLIDATED PERFORMANCE
First Quarter 2015 Financial Performance Summary (comparisons to First Quarter 2014 unless otherwise noted):

•	Gross premium written increased by 44.0%, which included an increase of 48.1% in our core commercial auto business

•	Including the Global Liberty premium for the full quarter of $14.6 million, proforma gross written premiums were 81.5% higher

•
Operating income was $5.3 million for the three month period ended March 31, 2015, or $0.42 per diluted share, compared to $2.2 million for the three month period ended March 31, 2014, or $0.22 per diluted share

•	Atlas issued 940,500 additional preferred shares pursuant to the Gateway stock purchase agreement as a result of favorable loss development of $1.9 million

•	The combined ratio improved by 9.3 percentage points to 84.2%

•	Underwriting results improved by $3.3 million, representing a 235% increase

•
Costs related to acquisitions were $1.7 million for the three month period ended March 31, 2015, or $0.13 per diluted share; there were no costs related to acquisitions for the three month period ended March 31, 2014

•	For the three month period ended March 31, 2015, net income was $2.1 million compared to $2.2 million for the three month period ended March 31, 2014

•	Net earnings per diluted common share were $0.17, after the impact of acquisition related expenses and dilution, representing a $0.05 decrease from first quarter 2014

•	Book value per diluted common share on March 31, 2015 was $9.23, compared to $9.08 at December 31, 2014 and $6.79 at March 31, 2014

•	Annualized first quarter 2015 return on average common equity ("ROCE")[1] was 7.7%; excluding acquisition related expenses of $1.7 million and proforma annualized ROCE was 13.9%

The following financial data is derived from Atlas’ unaudited consolidated financial statements for the three month periods ended March 31, 2015 and 2014.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Gross premium written	$44,973	$31,224
Net premium earned	30,167	21,954
Losses on claims	16,932	13,919
Acquisition costs	3,918	3,090
Other underwriting expenses	4,554	3,523
Net underwriting income	4,763	1,422
Net investment income	520	779
Income from operating activities, before tax	5,283	2,201
Less: Costs incurred related to acquisitions	1,692	—
Realized gains (losses) and other income	169	(9)
Net income before tax	3,760	2,192
Income tax expense	1,623	—
Net income	$2,137	$2,192

Key Financial Ratios:
Loss ratio	56.1%	63.4%
Acquisition cost ratio	13.0%	14.1%
Other underwriting expense ratio	15.1%	16.0%
Combined ratio	84.2%	93.5%
Return on equity (annualized)	7.5%	13.4%
Return on common equity (annualized)[1]	7.7%	13.7%
Operating income per diluted common share	$0.42	$0.22
Earnings per diluted common share	$0.17	$0.22
Book value per common shares outstanding	$9.23	$6.79
1 - Return on common equity (ROCE) = (net income - preferred dividends) / common equity; this formula is non-U.S. GAAP

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
First Quarter 2015 compared to First Quarter 2014:
Atlas’ combined ratio for the three month period ended March 31, 2015 was 84.2%, compared to 93.5% for the three month period ended March 31, 2014.
There was a 48.1 % and a 38.8% increase in gross and net premium written, respectively, related to core commercial lines for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014. The loss ratio improvement in 2015 as compared to 2014 resulted primarily from favorable development on Gateway's commercial auto program. The overall loss ratio for the three month period ended March 31, 2015 improved to 56.1% from 63.4% in the three month period ended March 31, 2014. Excluding the impact of favorable development related to Gateway, the loss ratio in the first quarter of 2015 was 62.3%. The incremental opportunities during 2014 to increase price are expected to continue in 2015.
Net premium earned increased by 37.4% in the three month period ended March 31, 2015 to $30.2 million compared to $22.0 million for the three month period ended March 31, 2014. Global Liberty accounted for $1.8 million of this increase based on premiums earned by that subsidiary from March 11, 2015 through the end of the quarter. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Louisiana, Michigan, New York and Washington.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count has increased approximately 19% in the past two years. At our current rate levels, we believe the size of the addressable market in terms of premium has increased approximately 30% over that same period. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends. ROCE remains our priority, and our objective will always be to deliver better than industry level results based on our specialized focus. At current net written premium to surplus levels, we believe that managing volume, operating margin and financial leverage should result in the maximizing of ROCE and value creation for shareholders. Tools, including our quota share reinsurance program and recently announced credit facility provide important flexibility in this regard.
Atlas generated net investment income of $520,000 for the three month period ended March 31, 2015, as well as $169,000 of realized gains and other income. This resulted in a 1.2% annualized yield for the three month period ended March 31, 2015. The decrease in yield for the three month period ended March 31, 2015 is attributable to the decline in interest rates. Atlas generated net investment income of $779,000 for the three month period ended March 31, 2014, as well as $11,000 of realized losses. This resulted in a 2.2% annualized yield for the three month period ended March 31, 2014.
Overall, Atlas generated net income of $2.1 million for the three month period ended March 31, 2015. After the dilutive impact of the convertible preferred shares and stock options, earnings per diluted common share in the three month period ended March 31, 2015 was $0.17. This compares to net income of $2.2 million and earnings per diluted common share of $0.22 in the three month period ended March 31, 2014.
The decrease in Atlas' net income and the impact on earnings per diluted common share for the three month periods ended March 31, 2015 and 2014 are summarized in the table below:
Net Income (in '000's, except per share values)

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
Operating income	$5,283	$0.42	$2,201	$0.22
Add: Other income	32	—	2	—
Add: Net investment gains (losses)	137	0.01	(11)	—
Less: expenses incurred related to Anchor acquisition	750	0.06	—	—
Less: expense incurred pursuant to Gateway stock purchase agreement	942	0.07	0	—
Less: income tax expense	1,623	0.13	0	—
Net income	$2,137	$0.17	$2,192	$0.22

For the three month period ended March 31, 2015, operating income increased $0.20 per diluted common share primarily due to premium growth and the favorable loss development for Gateway's commercial auto program. The increases in operating income and net investment gains were offset by legal and professional services expenses incurred related to the Anchor acquisition, expenses incurred pursuant to the Gateway stock purchase agreement, and income tax expense.

III. APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

◦	Fair value and impairment of financial assets;

◦	Deferred policy acquisition costs recoverability;

◦	Reserve for property-liability insurance claims and claims expense estimation; and

◦	Deferred tax asset valuation ("DTA").
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see the notes to the condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's creditworthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of March 31, 2015, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by our external portfolio manager to ensure that the values received from them are accurately recorded, that the data inputs and the valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values that have stale prices or whose changes exceed certain thresholds as compared to previous values received from our external portfolio manager or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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
As of March 31, 2015, there was no valuation allowance recorded against the Company's DTA.

IV. OPERATING RESULTS
Three month period ended March 31, 2015 compared to three month period ended March 31, 2014:
Gross Premium Written
Atlas' core business is providing insurance for specialty operators in the public automobile insurance space, specifically users of light vehicles moving passengers for a fare. This business traditionally included taxi, limousine and paratransit operators. Today, it includes other commercially licensed livery operators as well. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of the approximately $26 billion U.S. Commercial Auto industry segment.
There are a number of other programs that were written by our subsidiaries prior to Atlas' acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. No new premiums will be written during 2015, however, a small amount of renewal business was recorded for the three month period ended March 31, 2015. These policies will be non-renewed upon their next anniversary.
The other lines of business in this category are comprised of Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Global Liberty's homeowners program and assigned risk business. The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party. The Global Liberty homeowners program was non-renewed prior to Atlas' acquisition.
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended
	March 31, 2015	March 31, 2014	% Change
Commercial automobile	$44,652	$30,146	48.1%
Surety	200	951	(79.0)%
Other	121	127	(4.7)%
	$44,973	$31,224	44.0%
For the three month period ended March 31, 2015, gross premium written was $45.0 million compared to $31.2 million in the three month period ended March 31, 2014 , representing a 44.0% increase. In the three month period ended March 31, 2015, gross premium written from commercial automobile was $44.7 million, representing an increase of 48.1% relative to the three month period ended March 31, 2014. We target primarily owner operators and small fleets within the "light" public commercial auto space. Our gross written premium from these target accounts increased 48.2% in the first quarter of 2015 as compared to the first quarter of 2014. For the first quarter of 2015, the Global Liberty acquisition accounted for 9.4% of the increase in gross premium from commercial automobile business relative to the first quarter of 2014. The remaining increase in gross written premium for the three month period ended March 31, 2015 resulted from organic growth primarily in the states of California, Louisiana, Michigan, New York and Washington.

Geographic Concentration
The following table summarizes gross premium written by state.

Gross premium written by state ($ in '000s)

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
Illinois	$9,379	20.9%	$9,696	31.1%
New York	7,912	17.6%	5,044	16.2%
Michigan	3,532	7.9%	2,934	9.4%
Louisiana	3,322	7.4%	739	2.4%
California	2,775	6.2%	947	3.0%
Texas	2,348	5.2%	1,175	3.8%
Minnesota	1,689	3.8%	1,503	4.8%
Nevada	1,550	3.4%	44	0.1%
Ohio	1,274	2.8%	1,134	3.6%
Oregon	1,055	2.3%	204	0.6%
Other	10,137	22.5%	7,804	25.0%
Total	$44,973	100.0%	$31,224	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended March 31, 2014, we experienced growth in gross premium written in 28 states in the three month period ended March 31, 2015. In 11 of those 28 states, we experienced quarter over quarter growth of greater than 100% due to a continuing positive response from both new and existing agents to Atlas' value proposition and the current market environment.
Atlas saw similar geographic diversification in the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014, where 17 states experienced growth of 50% or more as compared to the prior year period.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased by 118.5% to $4.4 million for the three month period ended March 31, 2015 compared to $2.0 million for the three month period ended March 31, 2014. The increase in ceded premium written from the prior year first quarter is primarily due to Atlas' participation in a 5% quota share reinsurance agreement for its commercial auto and general liability lines of business, which was implemented as of July 1, 2014. This quota share agreement provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 38.9% to $40.6 million for the three month period ended March 31, 2015 compared with $29.2 million for the three month period ended March 31, 2014. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $30.2 million in the three month period ended March 31, 2015, a 37.4% increase compared to $22.0 million in the three month period ended March 31, 2014. These increases are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Claims Incurred
The loss ratio relating to the claims incurred for the three month period ended March 31, 2015 was 56.1% compared to 63.4% for the three month period ended March 31, 2014. The loss ratio improvement relative to prior periods was primarily due to the favorable development on Gateway's commercial auto program creating a 6.3% decrease in loss ratio for the three month period ended March 31, 2015 and better pricing in our core commercial auto lines. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend. The Company is committed to maintaining and building on this underwriting and claim handling expertise as a core competency as the volume of business continues to increase. Excluding the favorable development related to Gateway, the loss ratio in the first quarter of 2015 was 62.3%.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $3.9 million in the three month period ended March 31, 2015, or 13.0% of net premium earned, as compared to 14.1% in the three month period ended March 31, 2014. The decrease in the ratio is the result of Atlas' participation in a quota share reinsurance agreement for its commercial auto and general liability lines of business, which was implemented as of July 1, 2014.
Other Underwriting Expenses

The other underwriting expense ratio was 15.1% in the three month period ended March 31, 2015 compared to 16.0% in the three month period ended March 31, 2014. The decrease in the other underwriting expense ratio is primarily related to the premium growth.
Also, while the Company's quota share agreement provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expense on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively to understand operating efficiency.
The underwriting expense ratio includes share based compensation expenses. The table below indicates the amount at which other underwriting expenses and combined ratio are impacted by share based compensation expenses.

(in '000s, percentages to net earned premiums)	Three Month Periods Ended
	March 31, 2015		March 31, 2014
Other underwriting expenses before share based compensation expenses	$4,181	13.9%	$2,881	13.1%
Share based compensation expenses	373	1.2%	642	2.9%
Other underwriting expenses	$4,554	15.1%	$3,523	16.0%
For the three month period ended March 31, 2014, we incurred $642,000 of share based compensation expense, $500,000 of which was an amount in excess of the first quarter 2014 discretionary bonus accrual. The amount in excess of the accrual had an effect of approximately 2.3% on the underwriting expense and combined ratios for the three month period ended March 31, 2014.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio.
Atlas’ combined ratios for the three month periods ended March 31, 2015 and 2014 are summarized in the table below. 2015 combined ratio improvement is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios (in '000s)

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Net premium earned	$30,167	$21,954
Underwriting expenses [1]	25,404	20,532
Combined ratio	84.2%	93.5%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses
Net Investment Income
The following table summarizes investment results for the three month periods ended March 31, 2015 and 2014 (in '000s except percentages):

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Average securities at cost	$210,614	$142,858
Interest income after expenses	$438	$592
Percent earned on average investments (annualized)	1.0%	2.2%
Net realized gains (losses)	$137	$(11)
Dividend income	29	—
Equity in investees	53	187
Net investment income	$657	$768
Total realized yield (annualized)	1.2%	2.2%
Investment income (excluding net realized gains (losses)) decreased by 33.3% to $520,000 in the three month period ended March 31, 2015, compared to $779,000 in the three month period ended March 31, 2014. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 1.2% for the three month period ended March 31, 2015 and 2.2% for the three month period ended March 31, 2014. The decreases in net investment income and total realized yield from the prior year period are the result of the maturity of an accretive security occurring in 2014 and a decrease in performance on other investments offset by an increase in realized gains from the prior year period. The increase in average securities at cost is the result of the invested assets obtained with the Anchor acquisition.
Net Realized Investment Gains (Losses)
Net realized investment gains in the three month period ended March 31, 2015 were $137,000 compared to net realized investment losses of $11,000 in the three month period ended March 31, 2014. The difference is the result of management's decision to sell certain securities in the first quarter of 2015 to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $32,000 in the three month period ended March 31, 2015 and $2,000 for the three month period ended March 31, 2014. This increase is primarily the result of Plainview's fee income.
Costs Related to Acquisitions
Atlas recorded total expenses of $1.7 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $750,000 were incurred to effect the business combination including legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $941,900 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement and is subject to adjustment in future periods.
Income before Income Taxes
Atlas generated pre-tax income of $3.8 million in the three month period ended March 31, 2015, compared to pre-tax income of $2.2 million in the three month period ended March 31, 2014, or a 71.5% increase over the prior year-to-date period. The causes of these changes are attributed to the combined effects of the issues cited in the ‘Net Premium Earned’, ‘Claims Incurred’, 'Acquisition Costs', 'Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax Expense
Atlas recognized tax expense of $1.6 million in the three month period ended March 31, 2015 compared to $0 in the three month period ended March 31, 2014. The Company was able to utilize deferred tax benefits to fully offset current income tax expense in the first quarter of 2014. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual effective tax rate for the three month periods ended March 31, 2015 and 2014:
Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$1,278	34.0%	$746	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(748)	(34.1)%
Nondeductible expenses	19	0.5%	2	0.1%
State tax (net of federal benefit)	15	0.4%	—	—%
Nondeductible purchase accounting adjustment	320	8.5%	—	—%
Other	(9)	(0.3)%	—	—%
Provision for income taxes for continuing operations	$1,623	43.1%	$—	—%
Net Income and Earnings per Common Share
Atlas had net income of $2.1 million during the three month period ended March 31, 2015 compared to $2.2 million during the three month period ended March 31, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the three month period ended March 31, 2015 was $0.17 compared to $0.22 in the three month period ended March 31, 2014. For the three month period ended March 31, 2015, operating income increased $0.20 per diluted common share primarily due to premium growth and the favorable loss development for Gateway's commercial auto program. The increases in operating income and net investment gains were offset by legal and professional services expenses incurred related to the Anchor acquisition, expenses incurred pursuant to the Gateway stock purchase agreement, and income tax expense.
For the three month period ended March 31, 2015, there were 11,850,848 weighted average common shares outstanding used to compute basic earnings per share and 12,624,789 used for earnings per diluted common share. For the three month period ended

March 31, 2014, there were 9,498,995 weighted average common shares outstanding used to compute basic earnings per share and 9,883,555 used for earnings per diluted common share.
The following chart illustrates Atlas’ potential dilutive common shares for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Weighted average common shares outstanding	11,850,848	9,498,995
Dilutive potential ordinary shares:
Dilutive stock options	200,497	130,560
Dilutive shares upon preferred share conversion	573,444	254,000
Dilutive average common shares outstanding	12,624,789	9,883,555
Operating Income
Operating income is an internal performance measure used in the management of the Company's operations. It represents before-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings, and other non-recurring items. These amounts are more heavily influenced by market opportunities and other external factors. Operating income should not be viewed as a substitute for U.S. GAAP net income.
The components of Atlas' operating income and the impact on earnings per diluted common share for the three month periods ended March 31, 2015 and 2014 are summarized in the table below:
Operating Income (in '000's, except per share values)

	Three Month Periods Ended
	March 31, 2015		March 31, 2014
U.S. GAAP net income	$2,137	$0.17	$2,192	$0.22
Add: income tax expense	1,623	0.13	—	—
Add: expenses incurred related to Anchor acquisition	750	0.06	—	—
Add: expenses incurred related to Gateway stock purchase agreement	942	0.07	—	—
Less: net investment gains (losses)	137	0.01	(11)	—
Less: other income	32	—	2	—
Operating income	$5,283	$0.42	$2,201	$0.22
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
Portfolio Composition
Atlas held securities with a fair value of $187.6 million as of March 31, 2015, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity, and other investments by type and sector are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

	As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$35,378	$187	$(68)	$35,497
	Corporate
	Banking/financial services	25,153	415	(10)	25,558
	Consumer goods	8,881	129	(3)	9,007
	Capital goods	17,001	473	(14)	17,460
	Energy	5,535	67	(60)	5,542
	Telecommunications/utilities	10,419	172	(8)	10,583
	Health care	2,736	22	—	2,758
	Total Corporate	69,725	1,278	(95)	70,908
	Mortgage backed - agency	30,770	424	(37)	31,157
	Mortgage backed - commercial	17,670	240	(134)	17,776
	Total Mortgage backed	48,440	664	(171)	48,933
	Other asset backed	14,330	51	(6)	14,375
	Total Fixed Income	167,873	2,180	(340)	169,713
	Equities	2,970	111	(233)	2,848
	Other investments	15,080	—	—	15,080
	Totals	$185,923	$2,291	$(573)	$187,641

	As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
	Total Fixed Income	126,701	1,067	(819)	126,949
	Equities	2,220	12	(139)	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$(958)	$143,408
For the three month period ended March 31, 2015, investment holdings grew by $40.3 million due to the Anchor acquisition. The remaining change in investment holdings is due to purchases of investments and positive fair value fluctuations offset by sales of investments.
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Due in less than one year	$6,274	3.7%	$1,875	1.5%
Due in one through five years	68,524	40.4%	54,349	42.8%
Due after five through ten years	35,715	21.0%	23,166	18.2%
Due after ten years	59,200	34.9%	47,559	37.5%
Total	$169,713	100.0%	$126,949	100.0%
As of March 31, 2015, 44.1% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average duration of 4.7 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
Market Risk
Market risk is the risk that Atlas will incur losses due to adverse changes in interest rates, currency exchange rates or equity prices. Having disposed of a majority of its asset backed securities, its primary market risk exposure in the fixed income securities portfolio is to changes in interest rates. Because Atlas’ securities portfolio is comprised of primarily fixed income securities that are usually held to maturity, periodic changes in interest rate levels generally impact its financial results to the extent that the securities in its available for sale portfolio are recorded at market value. During periods of rising interest rates, the market value of the existing fixed income securities will generally decrease, and realized gains on fixed income securities will likely be reduced. The reverse is true during periods of declining interest rates.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders, agents and reinsurers.

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
The following table summarizes the composition of the fair value of the fixed income securities portfolio and excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 81.5% rated ‘A’ or better as of March 31, 2015 compared to 87.4% as of December 31, 2014. The composition of the fair value of the fixed income securities portfolio changed with the Anchor acquisition.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$90,142	53.1%	$77,856	61.3%
AA/Aa	16,449	9.7%	10,897	8.6%
A/A	31,654	18.7%	22,206	17.5%
BBB/Baa	30,790	18.1%	15,990	12.6%
BB	540	0.3%	—	—%
CCC	138	0.1%	—	—%
Total Securities	$169,713	100.0%	$126,949	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the three month period ended March 31, 2015 or the three month period ended March 31, 2014.
The length of time securities may be held in an unrealized loss position may vary based on the opinion of the external portfolio manager and its respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the external portfolio manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss.
The total fair value of the securities in an unrealized loss position as of March 31, 2015 was $37.2 million compared to $63.5 million as of December 31, 2014. This decrease was primarily driven by the positive changes in market values during the first quarter of 2015. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $242,000 and $100,000 as of March 31, 2015 and December 31, 2014, respectively. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $313,000 and $102,000 as of March 31, 2015 and December 31, 2014, respectively.
A 100 basis point increase would have also decreased other comprehensive income by approximately $6.7 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively, due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into a quota share reinsurance contract with Swiss Reinsurance America Corporation ("Swiss Re"), a highly accredited global reinsurer. Our initial cession is 5% of subject written premiums, which can be increased at our election should we want to utilize it as a means of deleveraging. This new facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $32.4 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of March 31, 2015 as compared to $20.7 million as of December 31, 2014. The increase is attributable primarily to the Global Liberty acquisition.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation ("Gen Re"), a subsidiary of Berkshire Hathaway, Inc., Swiss Re and White Rock Insurance (SAC) Ltd. ("White Rock"). Great American has a financial strength rating of A+ from Standard & Poor’s, Gen Re has a financial strength rating of Aa1 from Moody’s, Swiss Re has a financial strength rating of Aa3 from Moody's, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter-of-credit.
Deferred Tax Asset
Components of Net Deferred Tax (in '000s)

As of:	March 31, 2015	December 31, 2014
Gross deferred tax assets:
Unpaid claims and unearned premiums	$7,722	$5,560
Loss carryforwards	13,987	14,212
Bad debts	229	191
Other	895	1,266
Total gross deferred tax assets	$22,833	$21,229

Gross deferred tax liabilities:
Deferred policy acquisition costs	$3,808	$2,776
Securities	1,227	740
Other	405	396
Total gross deferred tax liabilities	5,440	3,912
Net deferred tax assets	$17,393	$17,317
Atlas has not established a valuation allowance for its gross future deferred tax assets as of March 31, 2015 and as of December 31, 2014, respectively. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance as of December 31, 2014.
Atlas has the following total net operating loss carryforwards as of March 31, 2015:

Net operating loss carryforward by expiry (in '000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$7,072
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$41,139
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of March 31, 2015 and as of the year ended December 31, 2014. The provision for unpaid claims increased by 27.3% to $130.4 million as of March 31, 2015 compared to $102.4 million as of December 31, 2014. The Global Liberty acquisition accounted for 30.3% of this change. We experienced a $1.9 million favorable reserve development compared to December 31, 2014 on Gateway's commercial auto program during the first quarter of 2015. During the three month period ended March 31, 2015, case reserves increased by 35.2% compared to December 31, 2014, and IBNR reserves increased by 15.5%. The Global Liberty acquisition increased case reserves by 20.9% and IBNR by 44.3%. Excluding the Global Liberty acquisition, gross case reserves on Atlas' core lines increased by 14.9% during the first quarter of 2015 due to updates in the estimated ultimate costs on a few claims.
Provision for unpaid claims by type - gross ($ in '000s)

As of:	March 31, 2015	December 31, 2014	YTD% Change
Case reserves	$83,265	$61,588	35.2%
IBNR	47,175	40,842	15.5%
Total	$130,440	$102,430	27.3%

Provision for unpaid claims by line of business – gross ($ in '000s)

As of:	March 31, 2015	December 31, 2014	YTD% Change
Commercial auto	114,208	87,123	31.1%
Other	16,232	15,307	6.0%
Total	$130,440	$102,430	27.3%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	March 31, 2015	December 31, 2014	YTD% Change
Commercial Auto	$99,133	$82,164	20.7%
Other	2,151	1,845	16.5%
Total	$101,284	$84,009	20.6%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2015 and March 31, 2014 were as follows:

	Three Month Periods Ended
	March 31, 2015	March 31, 2014
Unpaid claims, beginning of period	$102,430	$101,385
Less: reinsurance recoverable	18,421	18,144
Net beginning unpaid claims reserves	84,009	83,241

Net reserves acquired	19,396	—

Loss portfolio transfer	(14)	155

Incurred related to:
Current year	18,561	14,129
Prior years	(1,629)	(210)
	16,932	13,919

Paid related to:
Current year	3,144	2,189
Prior years	15,895	12,653
	19,039	14,842

Net unpaid claims, end of period	101,284	82,473
Add: reinsurance recoverable	29,156	17,706
Unpaid claims, end of period	$130,440	$100,179
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
The change to the provision for unpaid claims is consistent with the change in written premium. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.
The favorable development of $1.6 million in the three month period ended March 31, 2015 was primarily related to Gateway's commercial auto program and programs that remain in run-off. The favorable development of $210,000 in the three month period ended March 31, 2014 was related to a program that remains in run-off.
Off-balance sheet arrangements
As of March 31, 2015, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$1,583	$1,554	$1,011	$753	$2,533	$7,434

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the three month periods ended March 31, 2015 and 2014:

Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					2,192		2,192
Other comprehensive income						862	862
Share-based compensation		1		642			643
Balance March 31, 2014 (unaudited)	$2,000	$29	$—	$170,237	$(104,304)	$(567)	$67,395

Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income					2,137		2,137
Issuance of preferred shares	4,941						4,941
Other comprehensive income						1,053	1,053
Share-based compensation		2		431			433
Balance March 31, 2015 (unaudited)	$6,941	$36	$—	$196,510	$(86,657)	$1,133	$117,963
As of May 7, 2015, there were 11,846,130 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, 29,631 restricted stock units, and 6,940,500 preferred shares issued and outstanding.
The holders of restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders.
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway, or its affiliated entities. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway owned shares are sold to non-affiliates of Kingsway.
The preferred shares are beneficially owned or controlled by the former parents of Gateway and Anchor. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shares are convertible into ordinary voting common shares at the option of the former parents of Gateway and Anchor at any date after the fifth year of issuance at the rate of 0.1270 and .05, respectively, ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event.
During the three month period ended March 31, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former parents of Gateway and Anchor earned $25,000 and $10,000, respectively, in dividends during the three month period ended March 31, 2015. Through March 31, 2015, Atlas has accrued $209,000 and $10,000, respectively, in dividends for the former parents of Gateway and Anchor, which remain unpaid.
Book Value per Common Share
Book value per common share was as follows:

As of: (in '000s, except for shares and per share data)	March 31, 2015	December 31, 2014
Shareholders' equity	$117,963	$109,399
Less: Preferred stock in equity	6,941	2,000
Less: Accumulated dividends on preferred stock	219	184
Common equity	$110,803	$107,215
Participative shares:
Common shares outstanding	11,978,993	11,771,586
Restricted stock units (RSUs)	29,631	37,038
Total participative shares	12,008,624	11,808,624
Book value per participative share outstanding	$9.23	$9.08
Year-to-date in 2015, book value per common share increased by $0.15 relative to December 31, 2014 as follows: an increase of $0.30 related to net income after tax (excluding expenses incurred with the acquisition of subsidiaries), an increase of $0.09 related to the change in unrealized gains/losses after tax, a decrease of $0.12 related to share based compensation and a decrease of $0.12 related to expenses incurred with the acquisition of subsidiaries.
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
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. The Loan Agreement includes a $30.0 million line of credit, which can be drawn in increments at any time during the first twelve months of the agreement effective date of March 9, 2015. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%. The Loan Agreement also includes a $5.0 million revolving line of credit that bears interest at one month LIBOR plus 2.75%. This $5.0 million revolving line of credit replaces the $10.0 million revolving line of credit American Acquisition previously had in place with Fifth Third Bank.
The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2.0 million outstanding at any time. In addition, there is a non-utilization fee for each of the $30.0 million line of credit and $5.0 million revolving line of credit equal to 0.50% per annum of an amount equal to $30.0 million and $5.0 million, respectively, less the daily average of the aggregate principal amount outstanding under such credit lines (plus, in the case of the $30.0 million line of credit, the aggregate amount of the letter of credit obligations outstanding).
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country Insurance Company, American Service Insurance Company, Inc., and Gateway Insurance Company, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”).
As of March 31, 2015, $2.0 million in funds were accessed from the revolving line of credit and used for the Anchor acquisition. No letters of credit were issued under the terms of this Loan Agreement as of March 31, 2015.
The following table summarizes consolidated cash flow activities:

Summary of Cash Flows (in ‘000s)

	Three Month Period Ended	Twelve Month Period Ended
	March 31, 2015	December 31, 2014
Net cash flows (used in) provided by operating activities	$(943)	$13,716
Net cash flows provided by financing activities	2,000	25,022
Net cash flows used in investing activities	(13,494)	(11,963)
Net (decrease) increase in cash	$(12,437)	$26,775
Cash used in operations during the three month period ended March 31, 2015 was primarily due to an increase in net income offset by increases in operating assets and liabilities. Cash provided by financing activities during the three month period ended March 31, 2015 was the result of the proceeds related to the Loan Agreement. Cash used in investing activities during the three month period ended March 31, 2015 was primarily a result of the acquisition of Anchor and other investments.

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
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company's Annual Report on Form 10K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds.
Pursuant to the previously disclosed terms of the Gateway stock purchase agreement, on March 30, 2015, Atlas issued 940,500 preferred shares to the former parent of Gateway as a post-closing purchase price adjustment. In light of the terms of the Gateway stock purchase agreement and manner of issuance, Atlas relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in connection with this share issuance. Additional post-closing purchase price adjustments, which may result in the issuance of additional preferred shares, may be made pursuant to the terms of the Gateway stock purchase agreement.
Item 3.     Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.    Exhibits.

10.1	Loan and Security Agreement, dated as of March 9, 2015, by and between American Insurance Acquisition, Inc. and Fifth Third Bank.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2015	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer