Form 10-Q
period 2015-06-30
Atlas Financial Holdings, Inc.
filed 2015-08-03
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2015	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 11,978,993 shares of the Registrant's common stock outstanding as of July 31, 2015, of which 11,846,130 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 10,638,461 shares as of July 31, 2015 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $193,986 and $126,701)	$193,775	$126,949
Equity securities, at fair value (cost $2,148 and $2,220)	2,285	2,093
Other investments	15,504	14,366
Total Investments	211,564	143,408
Cash and cash equivalents	15,958	36,586
Accrued investment income	1,060	660
Accounts receivable and other assets (net of allowance of $725 and $560)	74,661	49,770
Reinsurance recoverables on amounts paid	4,481	2,230
Reinsurance recoverables on amounts unpaid	26,844	18,421
Prepaid reinsurance premiums	11,958	3,628
Deferred policy acquisition costs	10,162	8,166
Deferred tax asset, net	17,826	17,317
Intangible assets, net	5,916	740
Software and office equipment, net	2,886	2,819
Assets held for sale	166	166
Total Assets	$383,482	$283,911

Liabilities
Claims liabilities	$126,458	$102,430
Unearned premiums	93,594	58,950
Due to reinsurers and other insurers	9,369	2,456
Note payable	18,000	—
Other liabilities and accrued expenses	14,952	10,676
Total Liabilities	$262,373	$174,512

Shareholders’ Equity
Preferred shares, par value per share $0.001, 100,000,000 shares authorized, 6,940,500 shares issued and outstanding at June 30, 2015 and 2,000,000 shares issued and outstanding at December 31, 2014. Liquidation value $1.00 per share	$6,941	$2,000

Ordinary voting common shares, par value per share $0.003, 266,666,667 shares authorized, 11,846,130 shares issued and outstanding at June 30, 2015 and 11,638,723 shares issued and outstanding at December 31, 2014	36	34

Restricted voting common shares, par value per share $0.003, 33,333,334 shares authorized, 132,863 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—

Additional paid-in capital	196,902	196,079
Retained deficit	(82,721)	(88,794)
Accumulated other comprehensive (loss) income, net of tax	(49)	80
Total Shareholders’ Equity	$121,109	$109,399
Total Liabilities and Shareholders’ Equity	$383,482	$283,911

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015 (unaudited)	June 30, 2014 (unaudited)	June 30, 2015 (unaudited)	June 30, 2014 (unaudited)
Net premiums earned	$38,304	$23,306	$68,471	$45,260
Net investment income	1,191	679	1,711	1,458
Net realized investment gains	44	97	181	86
Other income	125	—	157	2
Total revenue	39,664	24,082	70,520	46,806
Net claims incurred	22,529	14,422	39,461	28,341
Acquisition costs	5,077	3,476	8,995	6,566
Other underwriting expenses	5,662	3,525	10,216	7,048
Expenses incurred related to Anchor acquisition and Gateway stock purchase agreement	228	—	1,920	—
Total expenses	33,496	21,423	60,592	41,955
Income from operations before income tax expense	6,168	2,659	9,928	4,851
Income tax expense	2,232	100	3,855	100
Net income attributable to Atlas	3,936	2,559	6,073	4,751
Less: Preferred share dividends	80	23	115	46
Net income attributable to common shareholders	$3,856	$2,536	$5,958	$4,705

Basic weighted average common shares outstanding	12,008,624	10,597,515	11,930,172	10,051,291
Earnings per common share, basic	$0.32	$0.24	$0.50	$0.47
Diluted weighted average common shares outstanding	12,800,920	11,007,639	12,714,450	10,448,492
Earnings per common share, diluted	$0.31	$0.23	$0.48	$0.45

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$3,936	$2,559	$6,073	$4,751

Other comprehensive income (loss):
Changes in net unrealized investment (losses) gains	(1,980)	1,253	(390)	2,521
Reclassification to income of net realized investment gains	189	74	195	112
Effect of income tax	609	(451)	66	(895)
Other comprehensive (loss) income for the period	(1,182)	876	(129)	1,738
Total comprehensive income	$2,754	$3,435	$5,944	$6,489

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					4,751		4,751
Proceeds from U.S. public offering, net of offering costs		6		25,019			25,025
Other comprehensive income						1,738	1,738
Share-based compensation		1		942			943
Balance June 30, 2014 (unaudited)	$2,000	$35	$—	$195,556	$(101,745)	$309	$96,155

Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income					6,073		6,073
Issuance of preferred shares	4,941						4,941
Other comprehensive loss						(129)	(129)
Share-based compensation		2		823			825
Balance June 30, 2015 (unaudited)	$6,941	$36	$—	$196,902	$(82,721)	$(49)	$121,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in '000s of US dollars, except for share and per share data)

	Six Month Periods Ended
	June 30, 2015 (unaudited)	June 30, 2014 (unaudited)
Operating activities:
Net income	$6,073	$4,751
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fixed assets	394	432
Share-based compensation expense	825	943
Amortization of deferred gain on sale of headquarters building	(21)	(21)
Deferred income taxes	165	(1,247)
Net realized gains	(181)	(86)
Gain in equity of investees	(452)	(252)
Amortization of bond premiums and discounts	707	432
Subsequent costs related to Gateway acquisition	941	—
Net changes in operating assets and liabilities (net of acquisition):
Accounts receivable and other assets, net	(11,658)	(1,314)
Due from reinsurers and other insurers	(1,124)	3,462
Deferred policy acquisition costs	(167)	(615)
Other assets and accrued investment income	(37)	28
Claims liabilities	(6,703)	(2,080)
Unearned premiums	11,667	4,644
Due to reinsurers and other insurers	2,130	(553)
Accounts payable and accrued liabilities	(1,632)	2,457
Net cash flows provided by operating activities	927	10,981

Investing activities:
Purchase of subsidiary (net of cash acquired)	(10,956)	—
Purchases of:
Fixed income securities	(51,141)	(9,935)
Equity securities	(1,340)	—
Other investments	(686)	(7,500)
Property, equipment and other	(439)	(761)
Proceeds from sale and maturity of:
Fixed income securities	23,608	14,503
Equity securities	1,399	12
Property, equipment and other	—	10
Net cash flows used in investing activities	(39,555)	(3,671)

Financing activities:
Proceeds from U.S. public offering, net of offering costs	—	25,025
Proceeds from notes payable	18,000	—
Net cash flows provided by financing activities	18,000	25,025

Net change in cash and cash equivalents	(20,628)	32,335

Cash and cash equivalents, beginning of period	36,586	9,811
Cash and cash equivalents, end of period	$15,958	$42,146

Supplemental disclosure of cash information (in '000's):

Cash paid for:
Income taxes	$3,639	$700
Interest	139	—

Supplemental disclosure of noncash investing and financing activities (in '000's):
Issuance of preferred shares related to Anchor acquisition	$4,000	$—
Issuance of preferred shares related to Gateway stock purchase agreement	941	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results expected for the full calendar year.
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

Segmentation - The Company operates in one business segment, the property and casualty insurance business.

2. NEW ACCOUNTING STANDARDS

The accompanying consolidated financial statements have been prepared in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") of accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with these notes and those included in the Company's 2014 Annual Report on Form 10-K incorporated herein by reference.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. Additionally, in May 2014, the FASB issued a comprehensive revenue recognition standard which applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The Company is currently evaluating the guidance, which will be effective in 2018, to determine the potential impact, if any, of its adoption on its consolidated financial statements.

The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the results have been recorded for the interim periods. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in thousands, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

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
The Anchor acquisition was accounted for using the purchase method. Atlas began consolidating Anchor on March 11, 2015. The following unaudited pro forma summary presents Atlas' consolidated financial information for the three and six month periods ended June 30, 2015 and 2014 as if Anchor had been acquired on January 1, 2014. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2014. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$39,664	$32,633	$75,980	$63,954
Net income attributable to Atlas [1]	$4,086	$3,146	$7,062	$5,928
Basic earnings per share [1]	$0.33	$0.29	$0.58	$0.58
Diluted earnings per share [1]	$0.31	$0.28	$0.54	$0.55
1 - Excludes expenses incurred in the connection with the Anchor acquisition
The value of certain assets and liabilities acquired are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations will be finalized within 12 months of the close of the acquisition (not including loss reserve development consideration). The changes upon finalization to the preliminary valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. The following table presents assets acquired and liabilities assumed for the Anchor acquisition based on its estimated fair value on March 11, 2015.

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
The acquisition of Anchor resulted in the recognition of intangible assets valued at $5.2 million. Atlas recognized no amortization expense during the six month period ended June 30, 2015 related to intangible assets acquired in the Anchor transaction.
Atlas incurred $228,000 and $978,000 in transaction expenses related to the Anchor acquisition for the three and six month periods ended June 30, 2015, respectively and $694,000 in the fourth quarter of 2014.
4. EARNINGS PER SHARE
Earnings per ordinary voting common shares, restricted voting common shares and participative restricted stock units ("RSU's") (collectively, the "common shares") for the three and six month periods ended June 30, 2015 and June 30, 2014 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in $000's except for share and per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic:
Net income attributable to Atlas	$3,936	$2,559	$6,073	$4,751
Less: Preferred share dividends	80	23	115	46
Net income attributable to common shareholders	$3,856	$2,536	$5,958	$4,705
Weighted average basic common shares outstanding (includes RSU's)	12,008,624	10,597,515	11,930,172	10,051,291
Basic earnings per common share	$0.32	$0.24	$0.50	$0.47
Diluted:
Weighted average basic common shares outstanding	12,008,624	10,597,515	11,930,172	10,051,291
Add:
Dilutive stock options outstanding	218,852	156,124	210,834	143,201
Preferred shares	573,444	254,000	573,444	254,000
Dilutive average common shares outstanding (includes RSU's)	12,800,920	11,007,639	12,714,450	10,448,492
Dilutive earnings per common share	$0.31	$0.23	$0.48	$0.45
Earnings per diluted common share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method). Atlas’ dilutive potential ordinary voting common shares consist of stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2015 (2,940,500 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share) and after March 11, 2018 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of earnings per diluted common share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three and six month periods ended June 30, 2015 and 2014, stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity investments and other investments are as follows. Atlas' other investments are comprised of various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interests in these investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of June 30, 2015, the carrying values of these other investments were approximately $15.5 million versus approximately $14.4 million as of December 31, 2014. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives dividends on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities, equities and other investments are as follows (all amounts in '000s):

	As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$43,552	$96	$(353)	$43,295
	Corporate
	Banking/financial services	24,473	226	(175)	24,524
	Consumer goods	9,806	56	(69)	9,793
	Capital goods	17,798	287	(126)	17,959
	Energy	5,191	27	(49)	5,169
	Telecommunications/utilities	13,524	66	(194)	13,396
	Health care	3,039	1	(31)	3,009
	Total Corporate	73,831	663	(644)	73,850
	Mortgage backed - agency	36,075	249	(219)	36,105
	Mortgage backed - commercial	18,825	152	(177)	18,800
	Total Mortgage backed	54,900	401	(396)	54,905
	Other asset backed	21,703	39	(17)	21,725
	Total Fixed Income Securities	193,986	1,199	(1,410)	193,775
	Equities	2,148	140	(3)	2,285
	Other investments	15,504	—	—	15,504
	Totals	$211,638	$1,339	$(1,413)	$211,564

	As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
	Total Fixed Income Securities	126,701	1,067	(819)	126,949
	Equities	2,220	12	(139)	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$(958)	$143,408
The following tables summarize carrying amounts of fixed income securities by contractual maturity. As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or	One to five	Five to ten	More than
As of June 30, 2015	less	years	years	ten years	Total
Fixed income securities	$7,731	$73,521	$47,414	$65,109	$193,775
Percentage of total	4.0%	37.9%	24.5%	33.6%	100.0%

	One year or	One to five	Five to ten	More than
As of December 31, 2014	less	years	years	ten years	Total
Fixed income securities	$1,875	$54,349	$23,166	$47,559	$126,949
Percentage of total	1.5%	42.8%	18.2%	37.5%	100.0%

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
There were no other than temporary impairments recorded in the three and six month periods ended June 30, 2015 and June 30, 2014 as a result of the above analysis performed by management. Overall, Atlas' portfolio was in a net unrealized loss position as of June 30, 2015. This loss was primarily driven by the changes in market values during the first half of 2015. The total fair value of the securities currently in an unrealized loss position was $105.0 million as of June 30, 2015 with a total temporary impairment relating to unrealized losses of $1,413,000. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
The aging of unrealized losses on the Company's investments in fixed income and equity securities is presented as follows (all amounts in '000s):

		Less Than 12 Months		More Than 12 Months		Total
As of June 30, 2015		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S.	Government	$19,508	$(309)	$4,646	$(44)	$24,154	$(353)
	Corporate
	Banking/financial services	12,444	(170)	596	(5)	13,040	(175)
	Consumer goods	6,225	(69)	—	—	6,225	(69)
	Capital goods	7,356	(108)	538	(18)	7,894	(126)
	Energy	3,805	(49)	86	—	3,891	(49)
	Telecommunications/utilities	6,948	(194)	—	—	6,948	(194)
	Health care	2,410	(31)	—	—	2,410	(31)
	Total Corporate	39,188	(621)	1,220	(23)	40,408	(644)
	Mortgage backed - agency	15,241	(176)	2,131	(43)	17,372	(219)
	Mortgage backed - commercial	7,037	(44)	4,722	(133)	11,759	(177)
	Total Mortgage backed	22,278	(220)	6,853	(176)	29,131	(396)
	Other asset backed	10,971	(13)	351	(4)	11,322	(17)
Total Fixed Income Securities		$91,945	$(1,163)	$13,070	$(247)	$105,015	$(1,410)
Equities		20	(3)	—	—	20	(3)
Totals		$91,965	$(1,166)	$13,070	$(247)	$105,035	$(1,413)

		Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2014		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S.	Government	$2,228	$(3)	$9,395	$(156)	$11,623	$(159)
	Corporate
	Banking/financial services	3,298	(14)	1,523	(17)	4,821	(31)
	Consumer goods	269	—	714	(13)	983	(13)
	Capital goods	2,599	(19)	1,543	(33)	4,142	(52)
	Energy	2,583	(82)	86	(2)	2,669	(84)
	Telecommunications/utilities	1,371	(7)	168	(1)	1,539	(8)
	Health care	1,443	(10)	488	(6)	1,931	(16)
	Total Corporate	11,563	(132)	4,522	(72)	16,085	(204)
	Mortgage backed - agency	4,196	(28)	9,202	(132)	13,398	(160)
	Mortgage backed - commercial	1,409	(5)	9,781	(264)	11,190	(269)
	Total Mortgage backed	5,605	(33)	18,983	(396)	24,588	(429)
	Other asset backed	10,021	(27)	—	—	10,021	(27)
Total Fixed Income Securities		$29,417	$(195)	$32,900	$(624)	$62,317	$(819)
Equities		1,230	(139)	—	—	1,230	(139)
Totals		$30,647	$(334)	$32,900	$(624)	$63,547	$(958)
The following table summarizes the components of net investment income for the three and six month periods ended June 30, 2015 and 2014 (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total investment income
Interest income	$902	$694	$1,494	$1,395
Dividends	13	—	42	—
Income from other investments	449	98	502	285
Investment expenses	(173)	(113)	(327)	(222)
Net investment income	$1,191	$679	$1,711	$1,458
The following table summarizes the components of net investment gains (losses) for the three and six month periods ended June 30, 2015 and 2014 (all amounts in '000's):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed income securities	$57	$97	$194	$80
Equities	(13)	—	(13)	6
Net investment realized gains	$44	$97	$181	$86
Collateral pledged:
As of June 30, 2015 and as of December 31, 2014, bonds and term deposits with a fair value of $15.8 million and $14.5 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of insurance. As of June 30, 2015 and as of December 31, 2014, the amount of such pledged securities was $6.4 million and $6.8 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state, provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FINANCIAL AND CREDIT RISK MANAGEMENT

At June 30, 2015, Atlas' allowance for bad debt was $725,000. Atlas increased its allowance for doubtful accounts by $165,000 in the six month period ended June 30, 2015 compared to the balance at December 31, 2014. This increase consists of: 1) an increase of $26,000 related to the run-off worker's compensation program write-offs, 2) an increase of $50,000 related to the Anchor acquisition and 3) an increase of $89,000 related to the formulaic modeling correlating to the changes in accounts receivable balances in our core lines during the six month period ended June 30, 2015.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted prices in active markets (Level 1), third party pricing models using available trade, bid and market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of June 30, 2015 and as of December 31, 2014 (all amounts in '000s):

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities	$21,369	$172,406	$—	$193,775
Equities	2,285	—	—	2,285
Other investments	—	3,567	11,937	15,504
Totals	$23,654	$175,973	$11,937	$211,564

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,608	$114,341	$—	$126,949
Equities	2,093	—	—	2,093
Other investments	—	3,346	11,020	14,366
Totals	$14,701	$117,687	$11,020	$143,408
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
For securities classified as Level 3, the Company uses valuations provided by third party fund managers. These valuations are typically the audited net book value for each limited partnership. These limited partnerships invest in income-producing real estate, small business administration loans or catastrophe bonds.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of June 30, 2015. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the six month period ended June 30, 2015.
Information by security type pertaining to the changes in fair value of the Company's investments classified as Level 3 for the three and six month periods ended June 30, 2015 and 2014 are presented below (all amounts in '000s):

Three month period ended June 30, 2015	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$—	$11,644	$11,644
Total gains included in:
Consolidated statement of income	—	293	293
Balance at end of period	$—	$11,937	$11,937

Three month period ended June 30, 2014	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$713	$1,367	$2,080
Total gains (losses) included in:
Consolidated statement of income	96	(40)	56
Purchases	—	5,500	5,500
Balance at end of period	$809	$6,827	$7,636

Six month period ended June 30, 2015	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$—	$11,020	$11,020
Total gains included in:
Consolidated statement of income	—	231	231
Purchases	—	686	686
Balance at end of period	$—	$11,937	$11,937

Six month period ended June 30, 2014	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$617	$1,234	$1,851
Total gains included in:
Consolidated statement of income	192	93	285
Purchases	—	5,500	5,500
Balance at end of period	$809	$6,827	$7,636

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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
At June 30, 2015 our Insurance Subsidiaries had a combined statutory surplus of $104.3 million and had combined net written premiums and combined statutory net income for the six month period ended June 30, 2015 of $85.1 million and $5.5 million, respectively.
At December 31, 2014, American Country, American Service and Gateway had a combined statutory surplus of $63.0 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2014 of $111.4 million and $7.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2015 or in the year ended December 31, 2014.
7. INCOME TAXES

Atlas' effective tax rate was 36.1% and 38.8% for the three and six month periods ended June 30, 2015, respectively, and, due to the partial reversal of the deferred tax valuation allowance during the first six months of 2014, 3.8% and 2.1% for the three and six month periods ended June 30, 2014, respectively. The below table reconciles the U.S. statutory income tax rate of 34% to the effective tax rate (all amounts in '000s):

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$2,097	34.0%	$903	34.0%	$3,376	34.0%	$1,649	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(872)	(32.8)%	—	—%	(1,620)	(33.4)%
Nondeductible expenses	27	0.4%	3	0.1%	46	0.5%	5	0.1%
State tax (net of federal benefit)	130	2.1%	66	2.5%	145	1.5%	66	1.4%
Nondeductible purchase accounting adjustment	—	—%	—	—%	319	3.1%	—	—%
Other	(22)	(0.4)%	—	—%	(31)	(0.3)%	—	—%
Provision for income taxes for continuing operations	$2,232	36.1%	$100	3.8%	$3,855	38.8%	$100	2.1%
Income tax expense consists of the following for the three and six month periods ended June 30, 2015 and June 30, 2014:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Current tax expense	$2,056	$932	$3,690	$1,347
Deferred tax expense (benefit)	176	(832)	165	(1,247)
Total	$2,232	$100	$3,855	$100
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
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.8 million as of June 30, 2015.
The components of net deferred income tax assets and liabilities as of June 30, 2015 and December 31, 2014 are as follows (all amounts in '000s):

As of:	June 30, 2015	December 31, 2014
Gross deferred tax assets:
Unpaid claims and unearned premiums	$7,562	$5,560
Loss carryforwards	13,762	14,212
Bad debts	229	191
Other	1,545	1,266
Total gross deferred tax assets	23,098	21,229

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,455	2,776
Securities	575	740
Other	1,242	396
Total gross deferred tax liabilities	5,272	3,912
Net deferred tax assets	$17,826	$17,317
Amounts and expiration dates of the operating loss carryforwards as of June 30, 2015 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$6,409
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$40,476
Atlas has not established a valuation allowance for its gross future deferred tax assets as of June 30, 2015 or as of December 31, 2014. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance at December 31, 2014.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the six month period ended June 30, 2015 or the year ended December 31, 2014. Tax years 2009 through 2015 are subject to examination by the Internal Revenue Service ("IRS"). The Company's 2012 tax year is currently under examination by the IRS.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $21,000 as an offset to rent expense for each of the six month periods ended June 30, 2015 and 2014. Total rental expense recognized on the headquarters building was $355,000 and $361,000 for the six month periods ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, Atlas has the following future minimum rentals, related principally to office space, required under operating leases (all amounts in '000s):

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$944	$1,554	$1,011	$753	$2,533	$6,795
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company's Consolidated Financial Statements.
Atlas is exposed to credit risk on balances receivable from policyholders, agents and reinsurers. Credit exposure to any one individual policyholder is not material. The Company's policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances including, but not limited to, reviewing account current statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate. Atlas also has procedures to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
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
9. SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and capital assets as of June 30, 2015 and as of December 31, 2014, excluding assets held for sale (all amounts in '000s):

As of:	June 30, 2015	December 31, 2014
Leasehold improvements	$501	$501
Internal use software	7,482	7,372
Computer equipment	2,132	1,844
Furniture and other office equipment	547	397
Total	10,662	10,114
Accumulated depreciation	(7,776)	(7,295)
Balance, end of period	$2,886	$2,819

Depreciation expense and amortization was $394,000 and $432,000 for the six month periods ended June 30, 2015 and 2014, respectively. For the year ended December 31, 2014, depreciation expense and amortization was $856,000.
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

Gross premiums written and ceded premiums, losses and commissions for the three and six month periods ended June 30, 2015 and 2014 are as follows (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Direct premiums written	$46,453	$23,011	$91,321	$54,105
Assumed premiums written	122	(210)	227	(80)
Ceded premiums written	(10,223)	(1,447)	(14,617)	(3,458)
Net premiums written	$36,352	$21,354	$76,931	$50,567

Direct premiums earned	$45,546	$25,344	$79,599	$49,361
Assumed premiums earned	152	(118)	281	20
Ceded premiums earned	(7,394)	(1,920)	(11,409)	(4,121)
Net premiums earned	$38,304	$23,306	$68,471	$45,260

Ceded losses and loss adjustment expenses	2,934	127	3,832	747
Ceding commissions	1,350	429	2,520	941
11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2015 and 2014 were as follows (all amounts in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Unpaid claims, beginning of period	$130,440	$100,179	$102,430	$101,385
Less: reinsurance recoverable	29,156	17,706	18,421	18,144
Net unpaid claims, beginning of period	101,284	82,473	84,009	83,241

Net reserves acquired	—	—	19,396	—

Loss portfolio transfer	901	1,475	887	1,630

Incurred related to:
Current year	22,178	14,587	40,739	28,716
Prior years	351	(165)	(1,278)	(375)
	22,529	14,422	39,461	28,341

Paid related to:
Current year	7,313	4,229	10,457	6,418
Prior years	17,787	10,494	33,682	23,147
	25,100	14,723	44,139	29,565

Net unpaid claims, end of period	99,614	83,647	99,614	83,647
Add: reinsurance recoverable	26,844	15,658	26,844	15,658
Unpaid claims, end of period	$126,458	$99,305	$126,458	$99,305
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
The unfavorable development in the three month period ended June 30, 2015 resulted from Atlas' participation in non-voluntary assigned risk pools. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. The favorable development in the six month period ended June 30, 2015 was primarily related to a redundancy in Gateway's commercial auto reserves offset by Atlas' participation in non-voluntary assigned risk pools. Gateway's favorable development was primarily related to claims incurred prior to the pre-acquisition period. Atlas issued preferred shares and recorded additional acquisition expense to partially offset this favorable development in the first quarter of 2015. The favorable development in the three and six month periods ended June 30, 2014 was related to a program that remains in run-off.
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
Stock options - Stock option activity for the six month periods ended June 30, 2015 and 2014 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$" ):

	Six Month Periods Ended
	June 30, 2015		June 30, 2014
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	224,623	C$6.05	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	224,623	C$6.05	224,623	C$6.05

	Six Month Periods Ended
	June 30, 2015		June 30, 2014
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	175,000	US$13.26	—	—
Granted	200,000	US$20.29	175,000	US$13.26
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	175,000	US$13.26
There are 252,400 stock options that are exercisable as of June 30, 2015. The stock option grants outstanding have a weighted average remaining life of 8.15 years and have an intrinsic value of $3.6 million as of June 30, 2015.
Restricted shares - The activity for the restricted shares and restricted share units for the six month periods ended June 30, 2015 and 2014 are as follows:

	Six Month Periods Ended
	June 30, 2015		June 30, 2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	185,190	$12.20	—	$—
Granted	200,000	17.99	185,190	12.20
Vested	(37,035)	12.20	—	—
Non-vested, end of period	348,155	$15.53	185,190	$12.20

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Stock compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $391,000 and $824,000 in stock compensation expense for the three and six month periods ended June 30, 2015, respectively. For the three and six month periods ended June 30, 2014, we incurred $301,000 and $943,000, respectively, of share based compensation expense. Total unearned stock compensation expense was $2.1 million related to all stock option grants and $3.5 million related to restricted shares and restricted share units as of June 30, 2015. This deferred stock compensation expense will be amortized over the next 56 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - On March 1, 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $18,000 for 2015, to the plan. Qualifying employees age 50 and older can contribute an additional $6,000 during 2015. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 2.5% of annual earnings for a total maximum expense of 3.75% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $151,000 and $95,000 for the six month periods ended June 30, 2015 and 2014, respectively.
Employee Stock Purchase Plan - On June 1, 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 5% of annual earnings for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $73,000 and $48,000 for the six month periods ended June 30, 2015 and 2014, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital for the common shares is as follows:

		June 30, 2015		December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Ordinary Voting Common	266,666,667	11,846,130	$36	11,638,723	$34
Restricted Voting Common	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	11,978,993	$36	11,771,586	$34
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
There were 29,631 and 37,038 non-vested restricted stock units (RSUs) as of June 30, 2015 and December 31, 2014, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the six month period ended June 30, 2015, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted shares to a director and the officers, respectively. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. At June 30, 2015 there were 6,940,500 preferred shares outstanding. These preferred shares are beneficially owned or controlled by the former parents of Gateway (2,940,500 preferred shares) and Anchor (4,000,000 preferred shares). The Gateway preferred shares issued during the first quarter of 2015 have been recorded as additional acquisition expense and not as an adjustment to goodwill because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with

U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The estimate of this contingency could change in the future until all remaining claims are settled.
Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions, prior to the conversion date. Preferred shares are not entitled to vote. Preferred shares are convertible into ordinary voting common shares at the option of the former parents of Gateway and Anchor at any date after the fifth year of issuance at the rate of 0.1270 and .05, respectively, of ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event.
During the six month period ended June 30, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former parents of Gateway and Anchor earned $60,000 and $55,000, respectively, in dividends during the six month period ended June 30, 2015. Through June 30, 2015, Atlas has accrued $244,000 and $55,000 in dividends for the former parents of Gateway and Anchor, respectively, which remain unpaid.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2015 and 2014 (in '000s):

	Six Month Periods Ended
	June 30, 2015	June 30, 2014
Balance, beginning of period	$8,166	$6,674
Acquired in business combination	1,828	—
Acquisition costs deferred	9,163	7,181
Amortization charged to income	8,995	6,566
Balance, end of period	$10,162	$7,289
16. RELATED PARTY TRANSACTIONS
During the periods presented, a small percentage of the Company’s investment portfolio was allocated to investment vehicles, primarily focused on income generating real estate, that are considered related-party transactions.  In these cases, one or more of the Company’s directors may be deemed to control unrelated entities that may invest in these vehicles and may also manage these vehicles.  In total, such related-party investments were less than 1% of the Company’s total assets.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of June 30, 2015, American Acquisition is currently in compliance with the covenants of the Loan Agreement.
As of June 30, 2015, $2.5 million in funds were accessed from the Revolver and used for the Anchor acquisition. $15.5 million in funds were accessed against the Draw amount as of June 30, 2015. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of June 30, 2015. For the six month period ended June 30, 2015, American Acquisition incurred interest expense of $139,000 and bank fees of $42,000 in connection with the Loan Agreement. As of June 30, 2015, unamortized bank fees associated with the Loan Agreement were $315,000. These bank fees will be amortized over the next 56 months.
18. SUBSEQUENT EVENTS
None.

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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our Insurance Subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty, or P&C, insurance in 49 states and the District of Columbia in the United States. The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively write insurance in 40 states and the District of Columbia. In addition, our recently acquired subsidiary, Global Liberty Insurance Company of New York, has approximately $1 million of premium written in Florida; this business is currently under review to determine if market conditions appear to support the Company's expectations in terms of underwriting profit. This review involves both an internal pricing and competitive analysis as well as an external actuarial analysis which will examine both the Global Liberty book of business and industry results.
Over the past four years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the Insurance Subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Commercial Automobile
We insure people who move people around as a business. Our primary target market is made up of small to mid-size taxi, limousine, livery and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day to day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.
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
We believe that there is a positive correlation between the economy and commercial automobile insurance in general. Operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions, which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle.
Surety
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. No new business is being written in connection with this program in 2015, however, there was a small amount of renewals recorded in 2015.
Other
The other line of business is comprised of Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Global Liberty's homeowners program and assigned risk business.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party. The process of non-renewing the Global Liberty homeowners program began prior to Atlas' acquisition of the company and remains underway. The homeowners program is also substantially reinsured.
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
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period as well as development of reserves for losses incurred in prior periods, whether favorable or unfavorable.
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
II. CONSOLIDATED PERFORMANCE
Second Quarter 2015 Financial Performance Summary (comparisons to Second Quarter 2014 unless otherwise noted):

•	Gross premium written increased by 104.3% to $46.6 million, which included an increase of 107.7% in our core commercial auto business

•	In-force premium at June 30, 2015 was $186.2 million

•
Operating income was $6.2 million for the three month period ended June 30, 2015, or $0.49 per diluted share, compared to $2.6 million for the three month period ended June 30, 2014, or $0.23 per diluted share

•	The combined ratio improved by 5.0 percentage points to 86.9%

•	Underwriting results improved to $5.0 million as compared to $1.9 million for the same quarter of the prior year

•	For the three month period ended June 30, 2015, net income was $3.9 million compared to $2.6 million for the three month period ended June 30, 2014

•	Net earnings per diluted common share were $0.31 representing an $0.08 or 34.8% increase from second quarter 2014

•	Book value per diluted common share on June 30, 2015 was $9.48, compared to $9.08 at December 31, 2014 and $7.96 at June 30, 2014

•	Annualized after tax return on common equity ("ROCE") was 13.7% in the second quarter 2015, which includes the effect of Atlas becoming a full U.S. taxpayer in 2015 [1]

The following financial data is derived from Atlas’ unaudited consolidated financial statements for the three and six month periods ended June 30, 2015 and 2014.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross premium written	$46,575	$22,801	$91,548	$54,025
Net premium earned	38,304	23,306	68,471	45,260
Net claims incurred	22,529	14,422	39,461	28,341
Acquisition costs	5,077	3,476	8,995	6,566
Other underwriting expenses	5,662	3,525	10,216	7,048
Net underwriting income	5,036	1,883	9,799	3,305
Net investment income	1,191	679	1,711	1,458
Income from operating activities, before tax	6,227	2,562	11,510	4,763
Less: Costs incurred related to acquisitions	228	—	1,920	—
Realized gains and other income	169	97	338	88
Net income before tax	6,168	2,659	9,928	4,851
Income tax expense	2,232	100	3,855	100
Net income	$3,936	$2,559	$6,073	$4,751

Key Financial Ratios:
Loss ratio	58.8%	61.9%	57.6%	62.6%
Acquisition cost ratio	13.3%	14.9%	13.1%	14.5%
Other underwriting expense ratio	14.8%	15.1%	14.9%	15.6%
Combined ratio	86.9%	91.9%	85.6%	92.7%
Return on equity (annualized)	13.2%	12.5%	10.5%	11.9%
Return on common equity (annualized)[1]	13.7%	12.7%	10.8%	12.1%
Operating income per diluted common share	$0.49	$0.23	$0.91	$0.46
Earnings per diluted common share	$0.31	$0.23	$0.48	$0.45
Book value per common shares outstanding	$9.48	$7.96	$9.48	$7.96
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
Second Quarter 2015 compared to Second Quarter 2014:
Atlas’ combined ratio for the three month period ended June 30, 2015 was 86.9%, compared to 91.9% for the three month period ended June 30, 2014.
There was a 107.7 % and a 70.7% increase in gross and net premium written, respectively, related to core commercial lines for the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014. The loss ratio improvement in 2015 as compared to 2014 resulted primarily from pricing activity related to our core lines. The overall loss ratio for the three month period ended June 30, 2015 improved to 58.8% from 61.9% in the three month period ended June 30, 2014. We continue to see opportunities to positively impact pricing in 2015.
Net premium earned increased by 64.4% in the three month period ended June 30, 2015 to $38.3 million compared to $23.3 million for the three month period ended June 30, 2014. Global Liberty accounted for $7.6 million of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Illinois, Louisiana, Michigan and New York. Excluding the impact of Global Liberty's incremental premium, organic growth in the second quarter was 47.9% on a year over year basis.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count has increased approximately 19% in the past two years. At our current rate levels, we believe the size of the addressable market in terms of premium has increased approximately 30% over that same period as compared to earlier projections. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends. ROCE remains our priority, and our objective will always be to deliver better than industry level results based on our specialized focus. At current net written premium to surplus levels, we believe that managing volume, operating margin and financial leverage should result in the maximizing of ROCE and value creation for shareholders. Self funded growth is a priority, and tools such as our quota share reinsurance program and recently announced credit facility provide important flexibility in this regard.
Atlas generated net investment income of $1,191,000 for the three month period ended June 30, 2015, as well as $169,000 of realized gains and other income. This resulted in a 2.0% annualized yield for the three month period ended June 30, 2015. Atlas generated net investment income of $679,000 for the three month period ended June 30, 2014, as well as $97,000 of realized gains. This resulted in a 1.9% annualized yield for the three month period ended June 30, 2014.
Overall, Atlas generated net income of $3.9 million for the three month period ended June 30, 2015. After the dilutive impact of the convertible preferred shares and stock options, earnings per diluted common share in the three month period ended June 30, 2015 was $0.31. This compares to net income of $2.6 million and earnings per diluted common share of $0.23 in the three month period ended June 30, 2014.
The increase in Atlas' net income and the impact on earnings per diluted common share for the three month periods ended June 30, 2015 and 2014 are summarized in the table below:
Net Income (in '000's, except per share values)

	Three Month Periods Ended
	June 30, 2015		June 30, 2014
Operating income	$6,227	$0.49	$2,562	$0.23
Add: Other income	125	0.01	—	—
Add: Net investment gains	44	—	97	0.01
Less: expenses incurred related to Anchor acquisition	228	0.02	—	—
Less: income tax expense	2,232	0.17	100	0.01
Net income	$3,936	$0.31	$2,559	$0.23
For the three month period ended June 30, 2015, operating income increased $0.26 per diluted common share primarily due to premium growth and favorable rate increases, while the $0.31 per diluted common share for three month period ended June 30, 2015 was tempered as compared to the $0.23 per diluted common share for the three month period ended June 30, 2014 as a result of the tax treatment during 2014 where the company was offsetting tax expense with a corresponding decrease to its valuation allowance on its deferred tax asset.

III. APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

◦	Fair value and impairment of financial assets;

◦	Deferred policy acquisition costs recoverability;

◦	Business combination;

◦	Reserve for property-liability insurance claims and claims expense estimation; and

◦	Deferred tax asset valuation ("DTA").
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's creditworthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of June 30, 2015, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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
Valuation of deferred tax assets - Deferred taxes are recognized using the asset and liability method of accounting. Under this method, the future tax consequences attributable to temporary differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items are recognized in the financial statements by recording deferred tax liabilities or deferred tax assets.
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
As of June 30, 2015, there was no valuation allowance recorded against the Company's DTA.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.
The valuations are finalized within 12 months of the close of the acquisition (not including loss reserve development consideration, if applicable). The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill.

IV. OPERATING RESULTS
Three and six month periods ended June 30, 2015 compared to the three and six month periods ended June 30, 2014:
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
There are a number of other programs that were written by our subsidiaries prior to Atlas' acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. No new premiums are being written during 2015, however, a small amount of renewal business was recorded for the six month period ended June 30, 2015. These policies will be non-renewed upon their next anniversary.
The other lines of business in this category are comprised of Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Global Liberty's homeowners program and assigned risk business. The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party. The non-renewal process related to the Global Liberty homeowners program began prior to Atlas' acquisition and remains underway. This is a relatively small book of business which is substantially reinsured.
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2015	June 30, 2014	% Change	June 30, 2015	June 30, 2014	% Change
Commercial automobile	$46,208	$22,247	107.7%	$90,860	$52,393	73.4%
Surety	7	857	(99.2)%	207	1,808	(88.6)%
Other	360	(303)	(218.8)%	481	(176)	(373.3)%
	$46,575	$22,801	104.3%	$91,548	$54,025	69.5%
For the three month period ended June 30, 2015, gross premium written was $46.6 million compared to $22.8 million in the three month period ended June 30, 2014 , representing a 104.3% increase. In the three month period ended June 30, 2015, gross premium written from commercial automobile was $46.2 million, representing an increase of 107.7% relative to the three month period ended June 30, 2014. We target primarily owner operators and small fleets within the taxi, limousine and paratransit segments. Our gross written premium from these target accounts increased 107.7% in the second quarter of 2015 as compared to the second quarter of 2014. For the second quarter of 2015, the Global Liberty acquisition accounted for 54.1% of the increase in gross premium from commercial automobile business relative to the second quarter of 2014. Deploying our hyper-focused model and strong value proposition, organic growth was achieved in mature states like Illinois, developing states like California and through acquisition in the largest geographic market in our niche, New York. Meaningful increases in gross written premium for the three month period ended June 30, 2015 also resulted from organic growth in states such as Louisiana, Mississippi, Oregon and Washington.
For the six month period ended June 30, 2015, gross premium written was $91.5 million compared to $54.0 million in the six month period ended June 30, 2014, representing a 69.5% increase. Gross premium written from commercial automobile for the six month period ended June 30, 2015 was $90.9 million, an increase of 73.4% compared to the six month period ended June 30, 2014. The Global Liberty acquisition accounted for 42.0% of the increase in gross written premium. The remaining increase in gross written premium for the six month period ended June 30, 2015 is attributable to Atlas' continued geographic penetration as a result of the positive response from both new and existing agents and insureds to Atlas' value proposition. Our net written premium from our target markets increased 70.7% and 52.2% for the three and six month periods ended June 30, 2015, respectively, over the same periods last year.
As at June 30, 2015, in-force premium was $186.2 million and the Company’s gross unearned premium reserve was $93.6 million.

Geographic Concentration

The following table summarizes gross premium written by state.
Gross premium written by state ($ in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
New York	$13,054	28.0%	$3,624	15.9%	$20,966	22.9%	$8,668	16.0%
California	5,022	10.8%	1,644	7.2%	7,797	8.5%	2,591	4.8%
Michigan	3,580	7.7%	2,971	13.0%	7,112	7.8%	5,905	10.9%
Minnesota	2,860	6.1%	2,233	9.8%	4,549	5.0%	3,736	6.9%
Texas	2,785	6.0%	(185)	(0.8)%	5,133	5.6%	990	1.8%
Louisiana	1,806	3.9%	841	3.7%	5,128	5.6%	1,580	2.9%
Virginia	1,773	3.8%	967	4.2%	2,659	2.9%	1,746	3.2%
Illinois	1,701	3.7%	1,252	5.5%	11,080	12.1%	10,948	20.3%
Ohio	1,402	3.0%	1,046	4.6%	2,676	2.9%	2,180	4.0%
Washington	1,289	2.8%	339	1.5%	1,895	2.1%	460	0.9%
Other	11,303	24.2%	8,069	35.4%	22,553	24.6%	15,221	28.3%
Total	$46,575	100.0%	$22,801	100.0%	$91,548	100.0%	$54,025	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended June 30, 2014, we experienced growth in gross premium written in our core business in 31 states in the three month period ended June 30, 2015. We experienced quarter over quarter growth of greater than 100% in 12 of those 31 states, due to a continuing positive response from both new and existing agents to Atlas' value proposition and the current market environment.
Atlas saw similar geographic diversification in the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014, where 15 states experienced growth of 50% or more as compared to the prior year period.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased by 606.5% to $10.2 million for the three month period ended June 30, 2015 compared to $1.4 million for the three month period ended June 30, 2014. The increase in ceded premium written from the second quarter of 2014 is primarily due to Atlas' participation in a quota share reinsurance agreement for its commercial auto and general liability lines of business ("Quota Share"), which was implemented as of July 1, 2014. This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. Global Liberty has 20% quota share reinsurance with SCOR Reinsurance Company ("SCOR Re").
In the six month period ended June 30, 2015, ceded written premium increased to $14.6 million compared to $3.5 million in the six month period ended June 30, 2014, primarily due to the Quota Share.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 70.2% to $36.4 million for the three month period ended June 30, 2015 compared with $21.4 million for the three month period ended June 30, 2014. Net premium written increased 52.1% to $76.9 million for the six month period ended June 30, 2015 compared with $50.6 million for the six month period ended June 30, 2014.These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $38.3 million in the three month period ended June 30, 2015, a 64.4% increase compared to $23.3 million in the three month period ended June 30, 2014. These increases are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
In the six month period ended June 30, 2015, net premium earned increased 51.3% to $68.5 million compared to $45.3 million in the six month period ended June 30, 2014, primarily due to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Claims Incurred
The loss ratio relating to the claims incurred for the three month period ended June 30, 2015 was 58.8% compared to 61.9% for the three month period ended June 30, 2014. The loss ratio improvement relative to prior periods was primarily due to better pricing in our core commercial auto lines. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this positive trend provided market conditions remain favorable. The Company is committed to maintaining and building on this underwriting and claim handling expertise as a core competency as the volume of business continues to increase.
The loss ratio relating to the claims incurred for the six month period ended June 30, 2015 was 57.6% compared to 62.6% for the six month period ended June 30, 2014. The loss ratio improvement relative to prior periods was primarily the result of favorable development on Gateway's commercial auto program, creating a 2.7% decrease in loss ratio for the six month period ended June 30, 2015. Excluding the favorable development related to Gateway, the loss ratio for the six month period ended June 30, 2015 was 60.3% compared to a 62.6% loss ratio for the six month period ended June 30, 2014.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share. Acquisition costs were $5.1 million in the three month period ended June 30, 2015, or 13.3% of net premium earned, as compared to 14.9% in the three month period ended June 30, 2014. The decrease in the ratio is the result of the increased utilization of the Quota Share. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 15.2% in the second quarter of 2015.
For the six month period ended June 30, 2015, acquisition costs were $9.0 million, or 13.1% of net premium earned, as compared to 14.5% for the six month period ended June 30, 2014. The decrease in the ratio is related to the Quota Share's ceding commissions. On a pro-forma basis, without the effect of Quota Share, the acquisition cost ratio would have been 15.3% for the six month period ended June 30, 2015.
Other Underwriting Expenses
The other underwriting expense ratio was 14.8% in the three month period ended June 30, 2015 compared to 15.1% in the three month period ended June 30, 2014. For the six month period ended June 30, 2015, the other underwriting expense ratio was 14.9% compared to 15.6% for the six month period ended June 30, 2014. The decreases in the other underwriting expense ratio are primarily related to the growth in net premiums earned coupled with a marginally smaller increase in expenses.
Also, while the Quota Share provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively to understand operating efficiency.
The underwriting expense ratio includes share based compensation expenses. The table below indicates the amount at which other underwriting expenses and combined ratio are impacted by share based compensation expenses.

(in '000s, percentages to net earned premiums)	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Other underwriting expenses before share based compensation expenses	$5,271	13.8%	$3,224	13.8%	$9,452	13.8%	$6,105	13.5%
Share based compensation expenses	391	1.0%	301	1.3%	764	1.1%	943	2.1%
Other underwriting expenses	$5,662	14.8%	$3,525	15.1%	$10,216	14.9%	$7,048	15.6%
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio.
Atlas’ combined ratios for the three and six month periods ended June 30, 2015 and 2014 are summarized in the table below. 2015 combined ratio improvement is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Combined Ratios (in '000s)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net premium earned	$38,304	$23,306	$68,471	$45,260
Underwriting expenses [1]	33,268	21,423	58,672	41,955
Combined ratio	86.9%	91.9%	85.6%	92.7%
1 - Underwriting expenses are the combination of claims incurred, acquisition costs, and other underwriting expenses

Net Investment Income

The following table summarizes investment results for the three and six month periods ended June 30, 2015 and 2014 (in '000s except percentages):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Average securities at cost	$242,033	$160,434	$207,545	$159,630
Interest income after expenses	$728	$581	$1,166	$1,173
Percent earned on average investments (annualized)	2.0%	1.5%	1.6%	1.5%
Net realized gains	$44	$97	$181	$86
Dividend income	14	—	43	—
Equity in investees	449	98	502	285
Net investment income	$1,235	$776	$1,892	$1,544
Total realized yield (annualized)	2.0%	1.9%	1.8%	1.9%
Investment income (excluding net realized gains) increased by 75.3% to $1,191,000 in the three month period ended June 30, 2015, compared to $679,000 in the three month period ended June 30, 2014. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 2.0% for the three month period ended June 30, 2015 and 1.9% for the three month period ended June 30, 2014. The increase in net investment income and total realized yield from the prior year period are the result of the Anchor acquisition offset by the maturity of an accretive security occurring in 2014. The increase in average securities at cost is primarily the result of the invested assets obtained from the Anchor acquisition.
Investment income (excluding net realized gains) increased by 17.3% to $1.7 million in the six month period ended June 30, 2015, compared to $1.5 million in the six month period ended June 30, 2014. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 1.8% for the six month period ended June 30, 2015 and 1.9% for the six month period ended June 30, 2014. The decrease in net investment income and total realized yield from the prior year period are the result of the Anchor acquisition offset by the maturity of an accretive security occurring in 2014.
Net Realized Investment Gains
Net realized investment gains in the three month period ended June 30, 2015 were $44,000 compared to net realized investment gains of $97,000 in the three month period ended June 30, 2014. The difference is the result of management's decision to sell certain securities in the second quarter of 2014 to take advantage of favorable market conditions.
Net realized investment gains in the six month period ended June 30, 2015 were $181,000 compared to net realized investment gains of $86,000 in the six month period ended June 30, 2014. The difference is the result of management's decision to sell certain securities in the first quarter of 2015 to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $125,000 in the three month period ended June 30, 2015 and none for the three month period ended June 30, 2014. This increase is primarily the result of Plainview's fee income. Atlas recorded other income of $157,000 in the six month period ended June 30, 2015 and $2,000 for the six month period ended June 30, 2014. This increase is primarily the result of Plainview's fee income.
Costs Related to Acquisitions
Atlas incurred expenses of $228,000 related to the acquisition of Anchor during the second quarter of 2015. For the six month period ended June 30, 2015, Atlas recorded total expenses of $1.9 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $978,000 were incurred to effect the business combination including legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $941,900 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement and is subject to adjustment in future periods.
Income before Income Taxes
Atlas generated pre-tax income of $6.2 million in the three month period ended June 30, 2015, compared to pre-tax income of $2.7 million in the three month period ended June 30, 2014, or a 132.0% increase over the prior quarter-to-date period. Atlas generated pre-tax income of $9.9 million in the six month period ended June 30, 2015, compared to pre-tax income of $4.9 million in the six month period ended June 30, 2014, or a 104.6% increase over the prior year-to-date period. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs', 'Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax Expense

Atlas recognized tax expense of $2.2 million in the three month period ended June 30, 2015 compared to $100,000 in the three month period ended June 30, 2014. The Company was able to utilize deferred tax benefits to offset substantially all current income tax expense in the second quarter of 2014. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual effective tax rate for the three and six month periods ended June 30, 2015 and 2014:
Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$2,097	34.0%	$903	34.0%	$3,376	34.0%	$1,649	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(872)	(32.8)%	—	—%	(1,620)	(33.4)%
Nondeductible expenses	27	0.4%	3	0.1%	46	0.5%	5	0.1%
State tax (net of federal benefit)	130	2.1%	66	2.5%	145	1.5%	66	1.4%
Nondeductible purchase accounting adjustment	—	—%	—	—%	319	3.1%	—	—%
Other	(22)	(0.4)%	—	—%	(31)	(0.3)%	—	—%
Provision for income taxes for continuing operations	$2,232	36.1%	$100	3.8%	$3,855	38.8%	$100	2.1%
Net Income and Earnings per Common Share
Atlas had net income of $3.9 million during the three month period ended June 30, 2015 compared to $2.6 million during the three month period ended June 30, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the three month period ended June 30, 2015 was $0.31 compared to $0.23 in the three month period ended June 30, 2014. For the three month period ended June 30, 2015, operating income increased $0.26 per diluted common share primarily due to premium and investment income growth. The increases in operating income and net investment gains were offset by legal and professional services expenses incurred related to the Anchor acquisition and income tax expense.
Atlas had net income of $6.1 million during the six month period ended June 30, 2015 compared to $4.8 million during the six month period ended June 30, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the six month period ended June 30, 2015 was $0.48 compared to $0.45 in the six month period ended June 30, 2014. For the six month period ended June 30, 2015, operating income increased $0.45 per diluted common share primarily due to premium and investment income growth. The increases in operating income and net investment gains were offset by legal and professional services expenses incurred related to the Anchor acquisition, expenses incurred pursuant to the Gateway stock purchase agreement and income tax expense.
The following chart illustrates Atlas’ potential dilutive common shares for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average common shares outstanding	12,008,624	10,597,515	11,930,172	10,051,291
Dilutive potential ordinary shares:
Dilutive stock options	218,852	156,124	210,834	143,201
Dilutive shares upon preferred share conversion	573,444	254,000	573,444	254,000
Dilutive average common shares outstanding	12,800,920	11,007,639	12,714,450	10,448,492
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
The components of Atlas' operating income and the impact on earnings per diluted common share for the three and six month periods ended June 30, 2015 and 2014 are summarized in the table below:

Operating Income (in '000's, except per share values)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
U.S. GAAP net income	$3,936	$0.31	$2,559	$0.23	$6,073	$0.48	$4,751	$0.45
Add: income tax expense	2,232	0.17	100	0.01	3,855	0.31	100	0.01
Add: expenses incurred related to Anchor acquisition	228	0.02	—	—	978	0.08	—	—
Add: expenses incurred related to Gateway stock purchase agreement	—	—	—	—	942	0.07	—	—
Less: net investment gains	44	0.00	97	0.01	181	0.01	86	—
Less: other income	125	0.01	—	—	157	0.02	2	—
Operating income	$6,227	$0.49	$2,562	$0.23	$11,510	$0.91	$4,763	$0.46
The increase in operating income is attributable to the factors described in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs', 'Other Underwriting Expenses', and 'Net Investment Income' sections above.

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
Atlas’ investment guidelines stress the preservation of capital, market liquidity to support payment of liabilities and the diversification of risk. With respect to fixed income securities, Atlas generally purchases securities with the expectation of holding them to their maturities; however, the securities are available for sale if liquidity needs arise. To the extent that interest rates increase or decrease, unrealized gains or losses may result. We believe that our investment philosophy and approach significantly mitigates the likelihood of such gains or losses being realized.
Portfolio Composition
Atlas held securities with a fair value of $211.6 million as of June 30, 2015, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity, and other investments by type and sector are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

	As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$43,552	$96	$(353)	$43,295
	Corporate
	Banking/financial services	24,473	226	(175)	24,524
	Consumer goods	9,806	56	(69)	9,793
	Capital goods	17,798	287	(126)	17,959
	Energy	5,191	27	(49)	5,169
	Telecommunications/utilities	13,524	66	(194)	13,396
	Health care	3,039	1	(31)	3,009
	Total Corporate	73,831	663	(644)	73,850
	Mortgage backed - agency	36,075	249	(219)	36,105
	Mortgage backed - commercial	18,825	152	(177)	18,800
	Total Mortgage backed	54,900	401	(396)	54,905
	Other asset backed	21,703	39	(17)	21,725
	Total Fixed Income Securities	193,986	1,199	(1,410)	193,775
	Equities	2,148	140	(3)	2,285
	Other investments	15,504	—	—	15,504
	Totals	$211,638	$1,339	$(1,413)	$211,564

	As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
	Total Fixed Income Securities	126,701	1,067	(819)	126,949
	Equities	2,220	12	(139)	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$(958)	$143,408
For the six month period ended June 30, 2015, investment holdings grew by $43.9 million due to the Anchor acquisition. The remaining change in investment holdings is due to the purchase of investments by the Insurance Subsidiaries with a portion of the proceeds from the Loan Agreement as described further in the Liquidity and Capital Resources section.
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Due in less than one year	$7,731	4.0%	$1,875	1.5%
Due in one through five years	73,521	37.9%	54,349	42.8%
Due after five through ten years	47,414	24.5%	23,166	18.2%
Due after ten years	65,109	33.6%	47,559	37.5%
Total	$193,775	100.0%	$126,949	100.0%
As of June 30, 2015, 41.9% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average life of 4.5 years and a duration of 3.6 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio and excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 84.2% rated ‘A’ or better as of June 30, 2015 compared to 87.4% as of December 31, 2014. The composition of the fair value of the fixed income securities portfolio changed with the Anchor acquisition.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$107,004	55.2%	$77,856	61.3%
AA/Aa	22,786	11.8%	10,897	8.6%
A/A	33,337	17.2%	22,206	17.5%
BBB/Baa	30,063	15.5%	15,990	12.6%
BB	585	0.3%	—	—%
Total Fixed Income Securities	$193,775	100.0%	$126,949	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the six month period ended June 30, 2015 or the six month period ended June 30, 2014.
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
The total fair value of the securities in an unrealized loss position as of June 30, 2015 was $105.0 million compared to $63.5 million as of December 31, 2014. This increase was primarily driven by the negative changes in market values during the first half of 2015. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $207,000 and $100,000 as of June 30, 2015 and December 31, 2014, respectively. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $197,000 and $102,000 as of June 30, 2015 and December 31, 2014, respectively.
A 100 basis point increase would have also decreased other comprehensive income by approximately $7.4 million and $4.6 million as of June 30, 2015 and December 31, 2014, respectively, due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into a quota share reinsurance contract ("Quota Share") with Swiss Reinsurance America Corporation ("Swiss Re"), a highly accredited global reinsurer for the companies in our ASI Pool (American Country, American Service and Gateway). Our initial cession was 5% of subject written premiums which was increased to 15% effective April 1, 2015. Under this contract, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Global Liberty historically maintained lower reinsurance retention limits. For 2015, we are leaving the reinsurance program for this subsidiary unchanged.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $31.3 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of June 30, 2015 as compared to $20.7 million as of December 31, 2014. The increase is attributable primarily to the Global Liberty acquisition with some impact from the increase in the Quota Share cession rate effective April 1, 2015.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation ("Gen Re"), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re and White Rock Insurance (SAC) Ltd. ("White Rock"). Great American has a financial strength rating of A+ from Standard & Poor’s, Gen Re has a financial strength rating of AA from Standard & Poor's, SCOR Re has a financial strength rating of A1 from Moody's, Swiss Re has a financial strength rating of Aa3 from Moody's, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter-of-credit.
Deferred Tax Asset
Components of Net Deferred Tax (in '000s)

As of:	June 30, 2015	December 31, 2014
Gross deferred tax assets:
Unpaid claims and unearned premiums	$7,562	$5,560
Loss carryforwards	13,762	14,212
Bad debts	229	191
Other	1,545	1,266
Total gross deferred tax assets	$23,098	$21,229

Gross deferred tax liabilities:
Deferred policy acquisition costs	$3,455	$2,776
Securities	575	740
Other	1,242	396
Total gross deferred tax liabilities	5,272	3,912
Net deferred tax assets	$17,826	$17,317
Atlas has not established a valuation allowance for its gross future deferred tax assets as of June 30, 2015 or as of December 31, 2014. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance as of December 31, 2014.
Atlas has the following total net operating loss carryforwards as of June 30, 2015:

Net operating loss carryforward by expiry (in '000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$6,409
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	8,371
2012	2032	2,576
Total		$40,476
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of June 30, 2015 and as of the year ended December 31, 2014. The provision for unpaid claims increased by 23.5% to $126.5 million as of June 30, 2015 compared to $102.4 million as of December 31, 2014. The increase was primarily due to the Anchor acquisition offset by $1.9 million of favorable reserve development compared to December 31, 2014 on Gateway's commercial auto program during the first quarter of 2015. During the six month period ended June 30, 2015, case reserves increased by 41.9% compared to December 31, 2014, and IBNR reserves decreased by 4.4%. The reduction in IBNR related primarily to the favorable development at Gateway. The Global Liberty acquisition increased case reserves by 21.4% and IBNR by 41.7%. Excluding the Global Liberty acquisition, gross case reserves on Atlas' core lines increased by 23.0% during the first half of 2015 due to updates in the estimated costs on outstanding unpaid claims.
Provision for unpaid claims by type - gross ($ in '000s)

As of:	June 30, 2015	December 31, 2014	YTD% Change
Case reserves	$87,423	$61,588	41.9%
IBNR	39,035	40,842	(4.4)%
Total	$126,458	$102,430	23.5%

Provision for unpaid claims by line of business – gross ($ in '000s)

As of:	June 30, 2015	December 31, 2014	YTD% Change
Commercial auto	112,253	87,123	28.8%
Other	14,205	15,307	(7.2)%
Total	$126,458	$102,430	23.5%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	June 30, 2015	December 31, 2014	YTD% Change
Commercial Auto	$96,708	$82,164	17.7%
Other	2,906	1,845	57.5%
Total	$99,614	$84,009	18.6%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2015 and June 30, 2014 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Unpaid claims, beginning of period	$130,440	$100,179	$102,430	$101,385
Less: reinsurance recoverable	29,156	17,706	18,421	18,144
Net unpaid claims, beginning of period	101,284	82,473	84,009	83,241

Net reserves acquired	—	—	19,396	—

Loss portfolio transfer	901	1,475	887	1,630

Incurred related to:
Current year	22,178	14,587	40,739	28,716
Prior years	351	(165)	(1,278)	(375)
	22,529	14,422	39,461	28,341

Paid related to:
Current year	7,313	4,229	10,457	6,418
Prior years	17,787	10,494	33,682	23,147
	25,100	14,723	44,139	29,565

Net unpaid claims, end of period	99,614	83,647	99,614	83,647
Add: reinsurance recoverable	26,844	15,658	26,844	15,658
Unpaid claims, end of period	$126,458	$99,305	$126,458	$99,305
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
The unfavorable development in the three month period ended June 30, 2015 resulted from Atlas' participation in non-voluntary assigned risk pools. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. The favorable development in the six month period ended June 30, 2015 was primarily related to a redundancy in Gateway's commercial auto reserves offset by Atlas' participation in non-voluntary assigned risk pools. Gateway's favorable development was primarily related to claims incurred prior to the pre-acquisition period. Atlas issued preferred shares and recorded additional acquisition expense to partially offset this favorable development in the first quarter of 2015. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions. The favorable development in the three and six month periods ended June 30, 2014 was related to a program that remains in run-off.
Off-balance sheet arrangements
As of June 30, 2015, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$944	$1,554	$1,011	$753	$2,533	$6,795

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the six month periods ended June 30, 2015 and 2014:

Changes in Shareholders' Equity (in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income					4,751		4,751
Proceeds from U.S. public offering, net of offering costs		6		25,019			25,025
Other comprehensive income						1,738	1,738
Share-based compensation		1		942			943
Balance June 30, 2014 (unaudited)	$2,000	$35	$—	$195,556	$(101,745)	$309	$96,155

Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income					6,073		6,073
Issuance of preferred shares	4,941						4,941
Other comprehensive loss						(129)	(129)
Share-based compensation		2		823			825
Balance June 30, 2015 (unaudited)	$6,941	$36	$—	$196,902	$(82,721)	$(49)	$121,109
As of July 31, 2015, there were 11,846,130 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, 29,631 restricted stock units, and 6,940,500 preferred shares issued and outstanding.
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
The preferred shares are beneficially owned or controlled by the former parents of Gateway and Anchor. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions, prior to the conversion date. Preferred shares are not entitled to vote. Preferred shares are convertible into ordinary voting common shares at the option of the former parents of Gateway and Anchor at any date after the fifth year of issuance at the rate of 0.1270 and 0.0500, respectively, ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event.
During the six month period ended June 30, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former parents of Gateway and Anchor earned $60,000 and $55,000, respectively, in dividends during the six month period ended June 30, 2015. Through June 30, 2015, Atlas has accrued $244,000 and $55,000 in dividends for the former parents of Gateway and Anchor, respectively, which remain unpaid.
Book Value per Common Share
Book value per common share was as follows:

As of: (in '000s, except for shares and per share data)	June 30, 2015	December 31, 2014
Shareholders' equity	$121,109	$109,399
Less: Preferred stock in equity	6,941	2,000
Less: Accumulated dividends on preferred stock	299	184
Common equity	$113,869	$107,215
Participative shares:
Common shares outstanding	11,978,993	11,771,586
Restricted stock units (RSUs)	29,631	37,038
Total participative shares	12,008,624	11,808,624
Book value per participative share outstanding	$9.48	$9.08
Year-to-date in 2015, book value per common share increased by $0.40 relative to December 31, 2014 as follows: an increase of $0.63 related to net income after tax (excluding expenses incurred with the acquisition of subsidiaries), increase of $0.01 related to realized gains after tax, a decrease of $0.01 related to the change in unrealized gains/losses after tax, a net decrease of $0.09 related to share based compensation impacts, a $0.01 decrease related to preferred dividends and a decrease of $0.13 related to expenses incurred with the acquisition of subsidiaries.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country Insurance Company, American Service Insurance Company, Inc., and Gateway Insurance Company, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of June 30, 2015, American Acquisition is currently in compliance with the covenants of the Loan Agreement.
As of June 30, 2015, $2.5 million in funds were accessed from the revolving line of credit and used for the Anchor acquisition and $15.5 million were accessed from the line of credit and contributed to the ASI Pool companies in exchange for surplus notes. The surplus notes carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of June 30, 2015. For the six month period ended June 30, 2015, American Acquisition incurred interest expense of $139,000 and bank fees of $42,000 in connection with the Loan Agreement.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Six Month Period Ended	Twelve Month Period Ended
	June 30, 2015	December 31, 2014
Net cash flows provided by operating activities	$927	$13,716
Net cash flows provided by financing activities	18,000	25,022
Net cash flows used in investing activities	(39,555)	(11,963)
Net (decrease) increase in cash	$(20,628)	$26,775
Cash provided by operations during the six month period ended June 30, 2015 was primarily due to an increase in net income offset by increases in operating assets and liabilities. Cash provided by financing activities during the six month period ended June 30, 2015 was the result of the proceeds related to the Loan Agreement. Cash used in investing activities during the six month period ended June 30, 2015 was primarily a result of the acquisition of Anchor and other investments.

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

Date:	August 3, 2015	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer