Form 10-Q
period 2015-09-30
Atlas Financial Holdings, Inc.
filed 2015-11-09
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2015	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 11,988,693 shares of the Registrant's common stock outstanding as of November 6, 2015, of which 11,855,830 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 10,646,881 shares as of November 6, 2015 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position as of September 30, 2015 (unaudited) and December 31, 2014	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2015 and 2014 (unaudited)	2
Condensed Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended September 30, 2015 and 2014 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2015 and 2014 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	50

SIGNATURES	51

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $188,886 and $126,701)	$189,257	$126,949
Equity securities, at fair value (cost $2,147 and $2,220)	2,260	2,093
Other investments	21,547	14,366
Total Investments	213,064	143,408
Cash and cash equivalents	21,043	36,586
Accrued investment income	1,050	660
Accounts receivable and other assets (net of allowance of $890 and $560)	88,029	49,770
Reinsurance recoverables on amounts paid	4,077	2,230
Reinsurance recoverables on amounts unpaid	23,554	18,421
Prepaid reinsurance premiums	16,138	3,628
Deferred policy acquisition costs	10,700	8,166
Deferred tax asset, net	18,184	17,317
Intangible assets, net	5,916	740
Software and office equipment, net	2,693	2,819
Assets held for sale	166	166
Total Assets	$404,614	$283,911
Liabilities
Claims liabilities	$123,740	$102,430
Unearned premiums	108,079	58,950
Due to reinsurers and other insurers	11,065	2,456
Note payable	17,500	—
Other liabilities and accrued expenses	16,045	10,676
Total Liabilities	$276,429	$174,512
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 2015 - 6,940,500 and 2014 - 2,000,000. Liquidation value $1.00 per share	$6,941	$2,000
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: 2015 - 11,846,130 and 2014 - 11,638,723	36	34
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: 2015 and 2014 - 132,863	—	—
Additional paid-in capital	197,325	196,079
Retained deficit	(78,697)	(88,794)
Accumulated other comprehensive income, net of tax	320	80
Total Atlas Shareholders' Equity	125,925	109,399
Shareholders' Equity Attributable to Non-controlling Interest	2,260	—
Total Shareholders’ Equity	128,185	109,399
Total Liabilities and Shareholders’ Equity	$404,614	$283,911
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015 (unaudited)	September 30, 2014 (unaudited)	September 30, 2015 (unaudited)	September 30, 2014 (unaudited)
Net premiums earned	$41,666	$25,575	$110,137	$70,835
Net investment income	1,093	768	2,804	2,226
Net realized investment gains	91	68	272	154
Other income	269	(1)	426	1
Total revenue	43,119	26,410	113,639	73,216
Net claims incurred	24,988	15,894	64,449	44,235
Acquisition costs	4,988	3,686	13,983	10,252
Other underwriting expenses	7,013	3,329	17,229	10,377
Expenses incurred related to Anchor acquisition and Gateway stock purchase agreement	—	—	1,920	—
Total expenses	36,989	22,909	97,581	64,864
Income from operations before income tax expense	6,130	3,501	16,058	8,352
Income tax expense	2,068	8	5,923	108
Net income including non-controlling interest	4,062	3,493	10,135	8,244
Net income attributable to non-controlling interest	38	—	38	—
Net income attributable to Atlas	4,024	3,493	10,097	8,244
Less: Preferred share dividends	81	24	196	70
Net income attributable to common shareholders	$3,943	$3,469	$9,901	$8,174

Basic weighted average common shares outstanding	12,008,624	11,808,624	11,956,611	10,643,507
Earnings per common share, basic	$0.33	$0.29	$0.83	$0.77
Diluted weighted average common shares outstanding	12,793,774	12,210,583	12,741,165	11,042,465
Earnings per common share, diluted	$0.32	$0.29	$0.80	$0.75

Consolidated Statements of Comprehensive Income

Net income attributable to Atlas	$4,024	$3,493	$10,097	$8,244

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	555	(773)	165	1,748
Reclassification to income of net realized investment gains	4	60	199	172
Effect of income tax	(190)	242	(124)	(653)
Other comprehensive income (loss)	369	(471)	240	1,267
Comprehensive income attributable to Atlas	$4,393	$3,022	$10,337	$9,511

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Atlas Share-holders' Equity	Shareholders' Equity Attributable to Non-controlling Interest	Total Equity
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698	$—	$63,698
Net income					8,244		8,244		8,244
Proceeds from U.S. public offering, net of offering costs		6		25,015			25,021		25,021
Other comprehensive income						1,267	1,267		1,267
Share-based compensation		1		1,243			1,244		1,244
Balance September 30, 2014 (unaudited)	$2,000	$35	$—	$195,853	$(98,252)	$(162)	$99,474	$—	$99,474

Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399	$—	$109,399
Net income					10,097		10,097		10,097
Issuance of preferred shares	4,941						4,941		4,941
Other comprehensive income						240	240		240
Contributions from non-controlling interests							—	2,222	2,222
Net income attributable to non-controlling interest							—	38	38
Share-based compensation		2		1,246			1,248		1,248
Balance September 30, 2015 (unaudited)	$6,941	$36	$—	$197,325	$(78,697)	$320	$125,925	$2,260	$128,185

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000s of US dollars, except for share and per share data)	Nine Month Periods Ended
	September 30, 2015 (unaudited)	September 30, 2014 (unaudited)
Operating activities:
Net income	$10,097	$8,244
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to non-controlling interest	38	—
Depreciation and amortization of fixed assets	684	645
Share-based compensation expense	1,248	1,244
Amortization of deferred gain on sale of headquarters building	(32)	(32)
Deferred income taxes	(383)	(2,726)
Net realized gains	(272)	(154)
Gain in equity of investees	(805)	(402)
Amortization of bond premiums and discounts	1,129	603
Subsequent acquisition costs related to Gateway stock purchase agreement	941	—
Net changes in operating assets and liabilities (net of acquisition):
Accounts receivable and other assets, net	(25,026)	(13,825)
Due from reinsurers and other insurers	(1,610)	2,619
Deferred policy acquisition costs	(706)	(2,279)
Other assets and accrued investment income	(27)	26
Claims liabilities	(9,421)	(2,751)
Unearned premiums	26,153	18,695
Due to reinsurers and other insurers	3,826	(91)
Accounts payable and accrued liabilities	(528)	3,445
Net cash flows provided by operating activities	5,306	13,261

Investing activities:
Purchase of subsidiary (net of cash acquired)	(10,956)	—
Purchases of:
Fixed income securities	(62,039)	(19,687)
Equity securities	(1,340)	(973)
Other investments	(6,376)	(7,500)
Property, equipment and other	(535)	(829)
Proceeds from sale and maturity of:
Fixed income securities	39,273	22,690
Equity securities	1,402	12
Property, equipment and other	—	10
Net cash flows used in investing activities	(40,571)	(6,277)

Financing activities:
Proceeds from U.S. public offering, net of offering costs	—	25,021
Contributions from non-controlling interests	2,222	—
Proceeds from notes payable	18,000	—
Repayment of note	(500)	—
Net cash flows provided by financing activities	19,722	25,021
Net change in cash and cash equivalents	(15,543)	32,005

Cash and cash equivalents, beginning of period	36,586	9,811
Cash and cash equivalents, end of period	$21,043	$41,816

Supplemental disclosure of cash information (in '000's):
Cash paid for:
Income taxes	$6,224	$1,803
Interest	361	—

Supplemental disclosure of noncash investing and financing activities (in '000's):
Issuance of preferred shares related to Anchor acquisition	$4,000	$—
Issuance of preferred shares related to Gateway stock purchase agreement	941	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas' ordinary voting common shares became listed on the NASDAQ stock exchange on February 11, 2013, under the same symbol, AFH.
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
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of Atlas Parent, our controlled subsidiaries (generally through a greater than 50 percent ownership of voting rights of a voting interest entity), and variable interest entities (VIEs) of which we are the primary beneficiary. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over operating and financial policies, are accounted for under the equity method unless we have elected the fair value option. All significant intercompany accounts and transactions have been eliminated. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.
The results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results expected for the full calendar year.
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

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. In February 2015, the FASB issued updated consolidation guidance on determining whether limited partnerships are variable interest entities or voting interest entities. This guidance is effective for years beginning after December 15, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the guidance to determine the potential impact, if any, of its adoption on its consolidated financial statements.

In May 2015, the FASB issued guidance requiring additional disclosures about short-duration insurance contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. Except for the retrospective application of additional disclosure requirements, the new guidance will not impact the Company's consolidated financial statements.

In September 2015, the FASB issued updated business combination guidance requiring an acquirer to recognize and disclose adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update eliminates the requirement to retrospectively account for those adjustments. For public entities, this guidance is effective for years beginning after December 15, 2015, including interim periods within those years. The Company will adopt this guidance for the reporting period ending December 31, 2015 and does not expect that the adoption will have a material effect on the Company's consolidated financial statements.

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
The Anchor acquisition was accounted for using the purchase method. Atlas began consolidating Anchor on March 11, 2015. The following unaudited pro forma summary presents Atlas' consolidated financial information for the three and nine month periods ended September 30, 2015 and 2014 as if Anchor had been acquired on January 1, 2014. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2014. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$43,119	$34,614	$119,099	$98,568
Net income attributable to Atlas [1]	$4,024	$4,056	$11,086	$9,984
Basic earnings per share [1]	$0.33	$0.34	$0.91	$0.92
Diluted earnings per share [1]	$0.32	$0.33	$0.86	$0.88
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

(in $ '000s)
Purchase Consideration
Cash	$19,199
Preferred stock	4,000
Total	$23,199

Allocation of Purchase Price

Cash and investments	$48,508
Other current assets	33,303
Property and equipment	22
Deferred tax assets	608
Goodwill and identifiable intangible assets	5,176
Total Assets	$87,617

Claims liabilities	$30,731
Unearned premiums	22,976
Accounts payable and other liabilities	10,711
Total Liabilities	$64,418

Net assets acquired	$23,199

The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $5.2 million. Atlas continues to evaluate the allocation of purchase price and anticipates completing this process in the fourth quarter of 2015, at which time the Company would record any applicable adjustment to the purchase price allocation and any amortization related to the identified intangible assets. Atlas recognized no amortization expense during the nine month period ended September 30, 2015 related to intangible assets acquired in the Anchor transaction. Atlas incurred $0 and $978,000 in transaction expenses related to the Anchor acquisition for the three and nine month periods ended September 30, 2015, respectively, and $694,000 in the fourth quarter of 2014.
4. EARNINGS PER SHARE
Earnings per ordinary voting common shares, restricted voting common shares and participative restricted stock units ("RSU's") (collectively, the "common shares") for the three and nine month periods ended September 30, 2015 and September 30, 2014 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in $000's except for share and per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic:
Net income including non-controlling interest	$4,062	$3,493	$10,135	$8,244
Less: Net income attributable to non-controlling interest	38	—	38	—
Net income attributable to Atlas	$4,024	$3,493	$10,097	$8,244
Less: Preferred share dividends	81	24	196	70
Net income attributable to common shareholders	$3,943	$3,469	$9,901	$8,174
Weighted average basic common shares outstanding	12,008,624	11,808,624	11,956,611	10,643,507
Basic earnings per common share	$0.33	$0.29	$0.83	$0.77
Diluted:
Weighted average basic common shares outstanding	12,008,624	11,808,624	11,956,611	10,643,507
Add:
Dilutive stock options outstanding	211,706	147,959	211,110	144,958
Preferred shares	573,444	254,000	573,444	254,000
Dilutive average common shares outstanding	12,793,774	12,210,583	12,741,165	11,042,465
Dilutive earnings per common share	$0.32	$0.29	$0.80	$0.75
Earnings per diluted common share is computed by dividing net income attributable to Atlas by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, the "if-converted" method). Atlas’ dilutive potential ordinary voting common shares consist of stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2015 (2,940,500 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share) and after March 11, 2018 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of earnings per diluted common share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. In the three and nine month periods ended September 30, 2015 and 2014, stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity investments and other investments are as follows. Atlas' other investments are comprised of various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interests in these investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of September 30, 2015, the carrying values of these other investments were approximately $21.5 million versus approximately $14.4 million as of December 31, 2014. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives dividends on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate.

The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities, equities and other investments are as follows (all amounts in '000s):

	As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$45,132	$302	$(64)	$45,370
	Corporate
	Banking/financial services	22,798	261	(98)	22,961
	Consumer goods	8,784	67	(69)	8,782
	Capital goods	16,367	234	(354)	16,247
	Energy	5,061	1	(206)	4,856
	Telecommunications/utilities	13,317	51	(184)	13,184
	Health care	3,038	2	(12)	3,028
	Total Corporate	69,365	616	(923)	69,058
	Mortgage backed - agency	35,243	315	(78)	35,480
	Mortgage backed - commercial	18,996	255	(89)	19,162
	Total Mortgage Backed	54,239	570	(167)	54,642
	Other asset backed	20,150	53	(16)	20,187
	Total Fixed Income Securities	188,886	1,541	(1,170)	189,257
	Equities	2,147	129	(16)	2,260
	Other investments	21,547	—	—	21,547
	Totals	$212,580	$1,670	$(1,186)	$213,064

	As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage Backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
	Total Fixed Income Securities	126,701	1,067	(819)	126,949
	Equities	2,220	12	(139)	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$(958)	$143,408
The following tables summarize carrying amounts of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or	One to five	Five to ten	More than
As of September 30, 2015	less	years	years	ten years	Total
Fixed income securities at fair value	$10,074	$70,066	$46,014	$63,103	$189,257
Percentage of total	5.3%	37.0%	24.3%	33.4%	100.0%

	One year or	One to five	Five to ten	More than
As of December 31, 2014	less	years	years	ten years	Total
Fixed income securities at fair value	$1,875	$54,349	$23,166	$47,559	$126,949
Percentage of total	1.5%	42.8%	18.2%	37.5%	100.0%
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
There were no other than temporary impairments recorded in the three and nine month periods ended September 30, 2015 and September 30, 2014 as a result of the above analysis performed by management. Overall, Atlas' portfolio was in a net unrealized gain position as of September 30, 2015. This gain was primarily driven by the changes in market values during the first nine months of 2015. The total fair value of the securities currently in an unrealized loss position was $68.3 million as of September 30, 2015 with a total temporary impairment relating to unrealized losses of $1.2 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Atlas does not consider the unrealized losses to be other than temporary.
The aging of unrealized losses on the Company's investments in fixed income and equity securities is presented as follows (all amounts in '000s):

		Less Than 12 Months		More Than 12 Months		Total
As of September 30, 2015		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S.	Government	$4,878	$(51)	$4,659	$(13)	$9,537	$(64)
	Corporate
	Banking/financial services	8,323	(94)	596	(4)	8,919	(98)
	Consumer goods	3,597	(69)	—	—	3,597	(69)
	Capital goods	6,957	(255)	709	(99)	7,666	(354)
	Energy	3,211	(153)	408	(53)	3,619	(206)
	Telecommunications/utilities	7,281	(184)	—	—	7,281	(184)
	Health care	1,729	(12)	—	—	1,729	(12)
	Total Corporate	31,098	(767)	1,713	(156)	32,811	(923)
	Mortgage backed - agency	8,008	(52)	2,039	(26)	10,047	(78)
	Mortgage backed - commercial	6,054	(21)	4,623	(68)	10,677	(89)
	Total Mortgage Backed	14,062	(73)	6,662	(94)	20,724	(167)
	Other asset backed	4,268	(14)	872	(2)	5,140	(16)
Total Fixed Income Securities		$54,306	$(905)	$13,906	$(265)	$68,212	$(1,170)
Equities		42	(16)	—	—	42	(16)
Totals		$54,348	$(921)	$13,906	$(265)	$68,254	$(1,186)

		Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2014		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S.	Government	$2,228	$(3)	$9,395	$(156)	$11,623	$(159)
	Corporate
	Banking/financial services	3,298	(14)	1,523	(17)	4,821	(31)
	Consumer goods	269	—	714	(13)	983	(13)
	Capital goods	2,599	(19)	1,543	(33)	4,142	(52)
	Energy	2,583	(82)	86	(2)	2,669	(84)
	Telecommunications/utilities	1,371	(7)	168	(1)	1,539	(8)
	Health care	1,443	(10)	488	(6)	1,931	(16)
	Total Corporate	11,563	(132)	4,522	(72)	16,085	(204)
	Mortgage backed - agency	4,196	(28)	9,202	(132)	13,398	(160)
	Mortgage backed - commercial	1,409	(5)	9,781	(264)	11,190	(269)
	Total Mortgage Backed	5,605	(33)	18,983	(396)	24,588	(429)
	Other asset backed	10,021	(27)	—	—	10,021	(27)
Total Fixed Income Securities		$29,417	$(195)	$32,900	$(624)	$62,317	$(819)
Equities		1,230	(139)	—	—	1,230	(139)
Totals		$30,647	$(334)	$32,900	$(624)	$63,547	$(958)
The following table summarizes the components of net investment income for the three and nine month periods ended September 30, 2015 and 2014 (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total investment income
Interest income	$933	$726	$2,427	$2,121
Dividends	—	—	42	—
Income from other investments	380	154	882	439
Investment expenses	(220)	(112)	(547)	(334)
Net investment income	$1,093	$768	$2,804	$2,226
The following table summarizes the components of net investment gains (losses) for the three and nine month periods ended September 30, 2015 and 2014 (all amounts in '000's):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed income securities	$90	$68	$284	$148
Equities	1	—	(12)	6
Net investment realized gains	$91	$68	$272	$154
Collateral pledged:
As of September 30, 2015 and as of December 31, 2014, bonds and term deposits with a fair value of $15.8 million and $14.5 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to third parties to collateralize liabilities incurred under its policies of reinsurance assumed by the Company. As of September 30, 2015 and as of December 31, 2014, the amount of such pledged securities was $3.6 million and $6.8 million, respectively. The decrease in pledged securities for the nine month period ended September 30, 2015 was related to an assumed retroactive reinsurance agreement. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state, provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FINANCIAL AND CREDIT RISK MANAGEMENT
At September 30, 2015, Atlas' allowance for bad debt was $890,000. Atlas increased its allowance for doubtful accounts by $330,000 in the nine month period ended September 30, 2015 compared to the balance at December 31, 2014. This increase consists of: 1) an increase of $20,000 related to the run-off worker's compensation program write-offs, 2) an increase of $26,000 related to Anchor and 3) an increase of $284,000 related to the allowance re-estimation process and growth in premiums written during the nine month period ended September 30, 2015.
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
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted prices in active markets (Level 1), third party pricing models using available trade, bid and market information (Level 2) and internal models without observable market information (Level 3). The following table summarizes Atlas' investments at fair value as of September 30, 2015 and as of December 31, 2014 (all amounts in '000s):

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities	$20,746	$168,511	$—	$189,257
Equities	2,260	—	—	2,260
Other investments	—	3,532	18,015	21,547
Totals	$23,006	$172,043	$18,015	$213,064

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,608	$114,341	$—	$126,949
Equities	2,093	—	—	2,093
Other investments	—	3,346	11,020	14,366
Totals	$14,701	$117,687	$11,020	$143,408
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
For securities classified as Level 3, the Company uses valuations provided by third party fund managers. These valuations are typically the audited net book value for each underlying investment. These investments are in income-producing real estate, small business administration loans or catastrophe bonds.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of September 30, 2015. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the nine month period ended September 30, 2015.
Information by security type pertaining to the changes in fair value of the Company's investments classified as Level 3 for the three and nine month periods ended September 30, 2015 and 2014 are presented below (all amounts in '000s):

Three month period ended September 30, 2015	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$—	$11,937	$11,937
Total gains included in:
Consolidated statement of income	—	475	475
Purchases	—	5,603	5,603
Balance at end of period	$—	$18,015	$18,015

Three month period ended September 30, 2014	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$809	$6,827	$7,636
Total gains included in:
Consolidated statement of income	95	150	245
Balance at end of period	$904	$6,977	$7,881

Nine month period ended September 30, 2015	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$—	$11,020	$11,020
Total gains included in:
Consolidated statement of income	—	706	706
Purchases	—	6,289	6,289
Balance at end of period	$—	$18,015	$18,015

Nine month period ended September 30, 2014	Fixed Income Securities	Other Investments	Total
Balance at beginning of period	$617	$1,234	$1,851
Total gains included in:
Consolidated statement of income	287	243	530
Purchases	—	5,500	5,500
Balance at end of period	$904	$6,977	$7,881
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
At September 30, 2015, our Insurance Subsidiaries had a combined statutory surplus of $112.5 million and had combined net written premiums and combined statutory net income for the nine month period ended September 30, 2015 of $137.1 million and $7.7 million, respectively.
At December 31, 2014, American Country, American Service and Gateway had a combined statutory surplus of $63.0 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2014 of $111.4 million and $7.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2015 or in the year ended December 31, 2014.
7. INCOME TAXES
Atlas' effective tax rate was 33.9% and 37.0% for the three and nine month periods ended September 30, 2015, respectively, and, due to the partial reversal of the deferred tax valuation allowance during the first nine months of 2014, 0.2% and 1.3% for the three and nine month periods ended September 30, 2014, respectively. The below table reconciles the U.S. statutory income tax rate of 34% to the effective tax rate (all amounts in '000s):

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$2,071	34.0%	$1,190	34.0%	$5,447	34.0%	$2,839	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(1,191)	(34.0)%	—	—%	(2,811)	(33.7)%
Nondeductible expenses	65	1.1%	3	0.1%	111	0.7%	8	0.1%
State tax (net of federal benefit)	(40)	(0.7)%	6	0.1%	105	0.7%	72	0.9%
Nondeductible purchase accounting adjustment	—	—%	—	—%	319	2.0%	—	—%
Other	(28)	(0.5)%	—	—%	(59)	(0.4)%	—	—%
Provision for income taxes for continuing operations	$2,068	33.9%	$8	0.2%	$5,923	37.0%	$108	1.3%

Income tax expense consists of the following for the three and nine month periods ended September 30, 2015 and September 30, 2014:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Current tax expense	$2,616	$1,487	$6,306	$2,834
Deferred tax benefit	(548)	(1,479)	(383)	(2,726)
Total	$2,068	$8	$5,923	$108
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
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.1 million as of September 30, 2015.
The components of net deferred income tax assets and liabilities as of September 30, 2015 and December 31, 2014 are as follows (all amounts in '000s):

As of:	September 30, 2015	December 31, 2014
Gross deferred tax assets:
Unpaid claims and unearned premiums	$8,278	$5,560
Loss carryforwards	13,119	14,212
Bad debts	303	191
Other	2,453	1,266
Total gross deferred tax assets	24,153	21,229

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,638	2,776
Securities	697	740
Other	1,634	396
Total gross deferred tax liabilities	5,969	3,912
Net deferred tax assets	$18,184	$17,317
Amounts and expiration dates of the operating loss carryforwards as of September 30, 2015 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,767
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,121
2012	2032	2,576
Total		$38,584

Atlas has not established a valuation allowance for its gross future deferred tax assets as of September 30, 2015 or as of December 31, 2014. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance at December 31, 2014.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the nine month period ended September 30, 2015 or the year ended December 31, 2014. Tax years 2009 through 2015 are subject to examination by the Internal Revenue Service ("IRS"). The Company's 2012 tax year is currently under examination by the IRS.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $11,000 as an offset to rent expense for each of the three month periods ended September 30, 2015 and September 30, 2014, respectively. Total rental expense recognized on the headquarters building was $178,000 and $169,000 for the three month periods ended September 30, 2015 and September 30, 2014, respectively. Atlas recognized $32,000 as an offset to rent expense for each of the nine month periods ended September 30, 2015 and 2014. Total rental expense recognized on the headquarters building was $533,000 and $530,000 for the nine month periods ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, Atlas has the following future minimum rentals, related principally to office space, required under operating leases (all amounts in '000s):

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$472	$1,555	$1,012	$753	$2,533	$6,325
The Company has entered into subscription agreements to commit up to $10.3 million of capital to allow for participation by the Company in limited liability investments which invest in income-producing real estate, small business loans and equity securities. As of September 30, 2015, the unfunded commitment was $6.5 million.
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

9. SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and capital assets as of September 30, 2015 and as of December 31, 2014, excluding assets held for sale (all amounts in '000s):

As of:	September 30, 2015	December 31, 2014
Leasehold improvements	$501	$501
Internal use software	7,484	7,372
Computer equipment	2,186	1,844
Furniture and other office equipment	588	397
Total	10,759	10,114
Accumulated depreciation	(8,066)	(7,295)
Balance, end of period	$2,693	$2,819

Depreciation expense and amortization was $290,000 and $213,000 for the three month periods ended September 30, 2015 and September 30, 2014, respectively. Depreciation expense and amortization was $684,000 and $645,000 for the nine month periods ended September 30, 2015 and 2014, respectively. For the year ended December 31, 2014, depreciation expense and amortization was $856,000.

Effective July 1, 2015, the Company implemented a new policy management software and began amortizing the cost of the software. Total capitalized cost of the software was approximately $1.8 million. Amortization expense for the new software for the three and nine month periods ended September 30, 2015 was $92,000.
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
Gross premiums written and ceded premiums, losses and commissions for the three and nine month periods ended September 30, 2015 and 2014 are as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Direct premiums written	$65,185	$41,994	$156,506	$96,099
Assumed premiums written	130	52	357	(28)
Ceded premiums written	(13,345)	(4,275)	(27,962)	(7,733)
Net premiums written	$51,970	$37,771	$128,901	$88,338

Direct premiums earned	$50,700	$27,970	$130,299	$77,331
Assumed premiums earned	129	25	410	45
Ceded premiums earned	(9,163)	(2,420)	(20,572)	(6,541)
Net premiums earned	$41,666	$25,575	$110,137	$70,835

Ceded losses and loss adjustment expenses	4,859	1,112	8,691	1,859
Ceding commissions	2,368	695	4,888	1,636
11. UNPAID CLAIMS

Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2015 and 2014 were as follows (all amounts in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Unpaid claims, beginning of period	$126,458	$99,305	$102,430	$101,385
Less: reinsurance recoverable	26,844	15,658	18,421	18,144
Net unpaid claims, beginning of period	99,614	83,647	84,009	83,241

Net reserves acquired	—	—	19,396	—

Change in retroactive reinsurance ceded	937	500	1,824	2,130

Incurred related to:
Current year	25,632	16,135	66,371	44,851
Prior years	(644)	(241)	(1,922)	(616)
	24,988	15,894	64,449	44,235

Paid related to:
Current year	9,373	5,413	19,830	11,831
Prior years	15,980	10,459	49,662	33,606
	25,353	15,872	69,492	45,437

Net unpaid claims, end of period	100,186	84,169	100,186	84,169
Add: reinsurance recoverable	23,554	14,465	23,554	14,465
Unpaid claims, end of period	$123,740	$98,634	$123,740	$98,634
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
The favorable development in the three month period ended September 30, 2015 was related to a reserve study on the run-off workers' compensation program and a recovery on a surety claim from a prior accident year. Atlas utilizes a third party claims administrator for the run-off worker's compensation program. Actual unallocated loss adjustment expenses incurred related to the run-off workers' compensation program were less than expected.
The favorable development in the nine month period ended September 30, 2015 was primarily related to a redundancy in Gateway's commercial auto and other run-off programs' reserves offset by Atlas' participation in non-voluntary assigned risk pools. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. Gateway's favorable development was primarily related to claims incurred prior to the pre-acquisition period. Atlas issued preferred shares and recorded additional acquisition expense to partially offset this favorable development in the first quarter of 2015.
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

Stock options - Stock option activity for the nine month periods ended September 30, 2015 and 2014 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$" ):

	Nine Month Periods Ended
	September 30, 2015		September 30, 2014
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	224,623	C$6.05	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	224,623	C$6.05	224,623	C$6.05

	Nine Month Periods Ended
	September 30, 2015		September 30, 2014
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	175,000	US$13.26	—	—
Granted	200,000	US$20.29	175,000	US$13.26
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	175,000	US$13.26
There are 252,400 stock options that are exercisable as of September 30, 2015. The stock option grants outstanding have a weighted average remaining life of 7.89 years and have an intrinsic value of $4.0 million as of September 30, 2015. On March 12, 2015, the Board of Directors of Atlas Financial Holdings, Inc. (the “Company”) granted equity awards of (i) 200,000 restricted ordinary common shares of the Company (“Ordinary Shares”) and (ii) 200,000 options to acquire Ordinary Shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan.
The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific return on average equity growth rates is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.
The Monte-Carlo simulation model was used, for both the options and restricted share grants, to estimate the fair value of compensation expense as a result of the performance based component of these grants.  Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted share grants, respectively.   This expense will be amortized over the anticipated vesting period.
Restricted shares - The activity for the restricted shares and restricted share units for the nine month periods ended September 30, 2015 and 2014 are as follows:

	Nine Month Periods Ended
	September 30, 2015		September 30, 2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	185,190	$12.20	—	$—
Granted	200,000	17.99	185,190	12.20
Vested	(37,035)	12.20	—	—
Non-vested, end of period	348,155	$15.53	185,190	$12.20

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $423,000 and $1.2 million in share-based compensation expense for the three and nine month periods ended September 30, 2015, respectively. For the three and nine month periods ended September 30, 2014, we incurred $301,000 and $1.2 million, respectively, of share-based compensation expense. Total unearned share-based compensation expense was $1.9 million related to all stock option grants and $3.2 million related to restricted shares and restricted share units as of September 30, 2015. This unearned share-based compensation expense will be amortized over the next 53 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - On March 1, 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $18,000 for 2015, to the plan. Qualifying employees age 50 and older can contribute an additional $6,000 during 2015. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 2.5% of annual earnings for a total maximum expense of 3.75% of annual earnings per participant. Atlas contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $225,000 and $148,000 for the nine month periods ended September 30, 2015 and 2014, respectively.
Employee Stock Purchase Plan - On June 1, 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings plus 50% of additional contributions up to 5% of annual earnings for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $109,000 and $77,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

		September 30, 2015		December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Preferred shares	100,000,000	6,940,500	$6,941	2,000,000	$2,000

Ordinary voting common shares	266,666,667	11,846,130	$36	11,638,723	34
Restricted voting common shares	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	11,978,993	$36	11,771,586	$34
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
There were 29,631 and 37,038 non-vested restricted stock units ("RSUs") as of September 30, 2015 and December 31, 2014, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the nine month period ended September 30, 2015, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted shares to a director and the officers, respectively. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. At September 30, 2015, there were 6,940,500 preferred shares outstanding. These preferred shares are beneficially owned or controlled by the former parents of Gateway (2,940,500 preferred shares) and Anchor (4,000,000 preferred shares). The Gateway preferred shares issued during the first quarter of 2015 have been recorded as additional acquisition expense and not as an adjustment to goodwill because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition.

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
During the nine month period ended September 30, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former parents of Gateway and Anchor earned $95,000 and $101,000, respectively, in dividends during the nine month period ended September 30, 2015. Through September 30, 2015, Atlas has accrued $279,000 and $101,000 in dividends for the former parents of Gateway and Anchor, respectively, which remain unpaid.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine month periods ended September 30, 2015 and 2014 (in '000s):

	Nine Month Periods Ended
	September 30, 2015	September 30, 2014
Balance, beginning of period	$8,166	$6,674
Acquisition costs deferred	16,517	12,531
Amortization charged to income	13,983	10,252
Balance, end of period	$10,700	$8,953
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of September 30, 2015, American Acquisition was in compliance with the covenants of the Loan Agreement.

As of September 30, 2015, $2.0 million in funds were accessed from the Revolver and used for the Anchor acquisition. $15.5 million in funds were accessed against the Draw amount as of September 30, 2015. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of September 30, 2015. As of September 30, 2015, the unused funds for the Revolver and the Draw Amount were $3.0 million and $14.5 million, respectively.
For the nine month period ended September 30, 2015, American Acquisition incurred interest expense of $408,000 and bank fees of $39,000 in connection with the Loan Agreement. As of September 30, 2015, unamortized bank fees associated with the Loan Agreement were $298,000. These bank fees will be amortized over the next 53 months.
The following table provides the rollforward of Atlas' total debt outstanding for the three and nine month periods ended September 30, 2015 (all amounts in '000s):

	Balance at	Issuances	Maturities and Repayments	Balance at
Three month period ended September 30, 2015	June 30, 2015			September 30, 2015
Revolver	$2,500	$—	$(500)	$2,000
Draw amount	15,500	—	—	15,500
Total borrowings	$18,000	$—	$(500)	$17,500

	Balance at	Issuances	Maturities and Repayments	Balance at
Nine month period ended September 30, 2015	December 31, 2014			September 30, 2015
Revolver	$—	$2,500	$(500)	$2,000
Draw amount	—	15,500	—	15,500
Total borrowings	$—	$18,000	$(500)	$17,500

18. VARIABLE INTEREST ENTITIES
Atlas enters into various arrangements with variable interest entities (VIEs) in the normal course of business primarily to invest in income-producing real estate. These investments are with an unaffiliated third party developer within a limited liability company structure. The VIEs activities consist of the development, redevelopment and management of commercial, industrial or residential real estate.
We consolidate the VIEs when we determine we are the primary beneficiary of the VIE. This analysis includes a review of the VIE's capital structure, related contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks to which the entity exposes the variable interest holders.
Atlas deems itself to be a primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly affect the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, our consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.
During the third quarter of 2015, Atlas invested in several real estate entities that are VIEs in which we have determined that we are the primary beneficiary of these VIEs. As such, we have consolidated these entities and recorded a non-controlling interest for the third party economic interests of these entities. The following table presents the financial position of these variable interests in the consolidated VIEs, as classified in the financial statements (all amounts in '000s) as of September 30, 2015:

September 30, 2015
Assets
Other investments	$5,484
Cash and cash equivalents	295
Accounts receivable and other assets	18
Total Assets	$5,797

Liabilities
Other liabilities and accrued expenses	$125
Total Liabilities	$125

Shareholders’ Equity
Shareholders' equity attributable to Atlas	$3,412
Shareholders' equity attributable to non-controlling interest	2,260
Total Shareholders’ Equity	$5,672

Third party ownership interests in consolidated VIEs are reflected as non-controlling interests in our financial statements.

19. SUBSEQUENT EVENTS
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
The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. Commercial automobile insurance has generally outperformed the overall P&C industry over the past ten years based on data compiled by SNL Financial. This data indicates that for 2014 the total U.S. market for commercial automobile liability insurance was approximately $26 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
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

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. An increased premium writings will improve our operating scale and will lead to reduced operating expense ratios as a result of the relatively fixed nature of a portion of our other underwriting expenses.
II. CONSOLIDATED PERFORMANCE
Third Quarter 2015 Financial Performance Summary (comparisons to Third Quarter 2014 unless otherwise noted):

•	Gross premium written increased by 55.3% to $65.3 million, which included an increase of 57.8% in our core commercial auto business

•	In-force premium at September 30, 2015 was $199.1 million

•
Operating income was $5.8 million for the three month period ended September 30, 2015, or $0.46 per diluted share, compared to $3.4 million for the three month period ended September 30, 2014, or $0.28 per diluted share

•	The combined ratio improved by 0.8 percentage points to 88.8%

•	Underwriting results improved to $4.7 million as compared to $2.7 million for the same quarter of the prior year

•	For the three month period ended September 30, 2015, net income attributable to Atlas was $4.0 million compared to $3.5 million for the three month period ended September 30, 2014

•	Net earnings per diluted common share were $0.32 representing a $0.03 or 10.3% increase from third quarter 2014

•	Book value per diluted common share on September 30, 2015 was $9.88, compared to $9.08 at December 31, 2014 and $8.24 at September 30, 2014

•	Annualized after tax return on common equity ("ROCE") was 13.6% in the third quarter of 2015, which includes the effect of Atlas becoming a full U.S. taxpayer in 2015 [1]

The following financial data is derived from Atlas’ unaudited consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross premium written	$65,315	$42,046	$156,863	$96,071
Net premium earned	41,666	25,575	110,137	70,835
Net claims incurred	24,988	15,894	64,449	44,235
Acquisition costs	4,988	3,686	13,983	10,252
Other underwriting expenses	7,013	3,329	17,229	10,377
Net underwriting income	4,677	2,666	14,476	5,971
Net investment income	1,093	768	2,804	2,226
Income from operating activities, before tax	5,770	3,434	17,280	8,197
Less: Costs incurred related to acquisitions	—	—	1,920	—
Realized gains and other income	360	67	698	155
Net income before tax	6,130	3,501	16,058	8,352
Income tax expense	2,068	8	5,923	108
Net income including non-controlling interest	4,062	3,493	10,135	8,244
Less: net income attributable to non-controlling interest	38	—	38	—
Net income attributable to Atlas	$4,024	$3,493	$10,097	$8,244

Key Financial Ratios:
Loss ratio	60.0%	62.2%	58.6%	62.5%
Acquisition cost ratio	12.0%	14.4%	12.7%	14.5%
Other underwriting expense ratio	16.8%	13.0%	15.6%	14.6%
Combined ratio	88.8%	89.6%	86.9%	91.6%
Return on equity (annualized)	13.2%	14.3%	11.5%	13.5%
Return on common equity (annualized)[1]	13.6%	14.5%	11.7%	13.7%
Adjusted operating income per diluted common share	$0.46	$0.28	$1.36	$0.74
Earnings per diluted common share	$0.32	$0.29	$0.80	$0.75
Book value per common shares outstanding	$9.88	$8.24	$9.88	$8.24
1 - Return on common equity (ROCE)=(net income - preferred dividends)/common equity; this formula is non-U.S. GAAP measure.

Third Quarter 2015 compared to Third Quarter 2014:
Atlas’ combined ratio for the three month period ended September 30, 2015 was 88.8%, compared to 89.6% for the three month period ended September 30, 2014.
There was a 57.8% and a 37.8% increase in gross and net premium written, respectively, related to core commercial lines for the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014. The loss ratio improvement in 2015 as compared to 2014 resulted primarily from pricing activity related to our core lines and the favorable development on our workers' compensation and surety programs. The overall loss ratio for the three month period ended September 30, 2015 improved to 60.0% from 62.2% in the three month period ended September 30, 2014. We continue to see opportunities to positively impact pricing in 2015.
Net premium earned increased by 62.9% in the three month period ended September 30, 2015 to $41.7 million compared to $25.6 million for the three month period ended September 30, 2014. Global Liberty accounted for $8.0 million of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Louisiana, Minnesota, Oregon and Washington. Excluding the impact of Global Liberty's incremental premium, organic growth in the third quarter of 2015 was 31.7% on a year over year basis. Further excluding our NY Excess Taxi program which is not expected to vary considerably in size year over year, organic growth was 47.2%.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count has increased approximately 19% in the past two years. At our current rate levels, we believe the size of the addressable market in terms of premium has increased approximately 30% over that same period as compared to earlier projections. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends. ROCE remains our priority, and our objective will always be to deliver better than industry level results based on our specialized focus. At current net written premium to surplus levels, we believe that managing volume, operating margin and financial leverage should result in the maximizing of ROCE and value creation for shareholders. Self funded growth is a priority, and tools such as our quota share reinsurance program and credit facility provide important flexibility in this regard.
Atlas generated net investment income of $1.1 million for the three month period ended September 30, 2015, as well as $360,000 of realized gains and other income. This resulted in a 2.1% annualized yield for the three month period ended September 30, 2015. Atlas generated net investment income of $768,000 for the three month period ended September 30, 2014, as well as $67,000 of realized gains. This resulted in a 1.9% annualized yield for the three month period ended September 30, 2014.
Overall, net income attributable to Atlas was $4.0 million for the three month period ended September 30, 2015. After the dilutive impact of the convertible preferred shares and stock options, earnings per diluted common share in the three month period ended September 30, 2015 was $0.32. This compares to net income of $3.5 million and earnings per diluted common share of $0.29 in the three month period ended September 30, 2014.
Adjusted operating income is an internal performance measure used in the management of the Company's operations. It represents after-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings and other items. These amounts are more heavily influenced by market opportunities and other external factors. Adjusted operating income should not be viewed as a substitute for U.S. GAAP net income.
The increase in Atlas' net income and the impact on earnings per diluted common share for the three month periods ended September 30, 2015 and 2014 are summarized in the table below:
Net Income (in '000's, except per share values)

	Three Month Periods Ended
	September 30, 2015		September 30, 2014
Adjusted operating income attributable to Atlas	$5,732	$0.46	$3,434	$0.28
Add: Other income	269	0.01	(1)	—
Add: Net investment gains	91	0.01	68	0.01
Less: income tax expense	2,068	0.16	8	—
Net income attributable to Atlas	$4,024	$0.32	$3,493	$0.29

For the three month period ended September 30, 2015, adjusted operating income increased $0.18 per diluted common share to $0.46 primarily due to premium growth, increased operating efficiency and favorable rate increases, while the $0.32 per diluted common share for three month period ended September 30, 2015 was tempered as compared to the $0.29 per diluted common share for the three month period ended September 30, 2014 as a result of the tax treatment during 2014 where the company was offsetting tax expense with a corresponding decrease to its valuation allowance on its deferred tax asset.
Nine month period ended September 30, 2015 compared to Nine month period ended September 30, 2014:
Atlas’ combined ratio for the nine month period ended September 30, 2015 was 86.9%, compared to 91.6% for the nine month period ended September 30, 2014.
There was a 66.5% and a 46.1% increase in gross and net premium written, respectively, related to core commercial lines for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014. The overall loss ratio for the nine month period ended September 30, 2015 improved to 58.6% from 62.5% in the nine month period ended September 30, 2014. The majority of this improvement resulted from a redundancy in Gateway's commercial auto and other run-off programs' reserves.
Net premium earned increased by 55.5% in the nine month period ended September 30, 2015 to $110.1 million compared to $70.8 million for the nine month period ended September 30, 2014. Global Liberty accounted for $17.4 million of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Louisiana, New York, Oregon and Washington excluding the impact of Global Liberty's incremental premium.
Atlas generated net investment income of $2.8 million for the nine month period ended September 30, 2015, as well as $698,000 of realized gains and other income. This resulted in a 2.1% annualized yield for the nine month period ended September 30, 2015. Atlas generated net investment income of $2.2 million for the nine month period ended September 30, 2014, as well as $155,000 of realized gains. This resulted in a 2.0% annualized yield for the nine month period ended September 30, 2014. The marginal increase in yield for the nine month period ended September 30, 2015 is attributable to positive returns on certain securities and other investments. An equity raise, which occurred during the second quarter of 2014, increased the Company's cash and cash equivalent balances, which are included in the average securities at cost.
Overall, Atlas generated net income, excluding non-controlling interest, of $10.1 million for the nine month period ended September 30, 2015. After the dilutive impact of the convertible preferred shares and stock options, earnings per diluted common share in the nine month period ended September 30, 2015 was $0.80. This compares to net income of $8.2 million and earnings per diluted common share of $0.75 in the nine month period ended September 30, 2014.
The increase in Atlas' net income and the impact on earnings per diluted common share for the nine month periods ended September 30, 2015 and 2014 are summarized in the table below:
Net Income (in '000's, except per share values)

	Nine Month Periods Ended
	September 30, 2015		September 30, 2014
Adjusted operating income attributable to Atlas	$17,242	$1.36	$8,197	$0.74
Add: Other income	426	0.03	1	0.01
Add: Net investment gains	272	0.02	154	0.01
Less: expenses incurred related to Anchor acquisition	978	0.08	—	—
Less: expense incurred pursuant to Gateway stock purchase agreement	942	0.07	—	—
Less: income tax expense	5,923	0.46	108	0.01
Net income attributable to Atlas	$10,097	$0.80	$8,244	$0.75
For the nine month period ended September 30, 2015, adjusted operating income increased $0.62 per diluted common share primarily due to premium growth and favorable rate increases. Because the Company had no valuation allowance on its deferred tax asset to offset tax expense like it did for 2014, earnings per diluted common share for the nine month period ended September 30, 2015 increased $0.05.

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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's creditworthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of September 30, 2015, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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
As of September 30, 2015, there was no valuation allowance recorded against the Company's DTA.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.
The valuations are finalized within 12 months of the close of the acquisition (not including loss reserve development consideration, if applicable). The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the same period's financial statements and presented separately on the income statement.

IV. OPERATING RESULTS
Three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014:
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
There are a number of other programs that were written by our subsidiaries prior to Atlas' acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. No new premiums are being written during 2015, however, a small amount of renewal business was recorded for the nine month period ended September 30, 2015. These policies will be non-renewed upon their next anniversary.
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Nine Month Periods Ended
	September 30, 2015	September 30, 2014	% Change	September 30, 2015	September 30, 2014	% Change
Commercial automobile	$65,070	$41,235	57.8%	$155,930	$93,628	66.5%
Surety	(32)	818	(103.9)%	175	2,626	(93.3)%
Other	277	(7)	(4,057.1)%	758	(183)	(514.2)%
	$65,315	$42,046	55.3%	$156,863	$96,071	63.3%
For the three month period ended September 30, 2015, gross premium written was $65.3 million compared to $42.0 million in the three month period ended September 30, 2014 , representing a 55.3% increase. In the three month period ended September 30, 2015, gross premium written from commercial automobile was $65.1 million, representing an increase of 57.8% relative to the three month period ended September 30, 2014. We target primarily owner operators and small fleets within the taxi, limousine and paratransit segments. Our gross written premium from these target accounts increased 86.5% in the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014. For the third quarter of 2015, the Global Liberty acquisition accounted for 45.8% of the increase in gross premium from commercial automobile business relative to the third quarter of 2014. Deploying our hyper-focused model and strong value proposition, organic growth was achieved in mature states like Minnesota, developing states like California and through acquisition in the largest geographic market in our niche, New York. Meaningful increases in gross written premium for the three month period ended September 30, 2015 also resulted from organic growth in states such as Louisiana, Oregon and Washington.
For the nine month period ended September 30, 2015, gross premium written was $156.9 million compared to $96.1 million in the nine month period ended September 30, 2014, representing a 63.3% increase. Gross premium written from commercial automobile for the nine month period ended September 30, 2015 was $155.9 million. Our gross written premium from our target accounts increased 66.5% in the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014. The Global Liberty acquisition accounted for 42.4% of the increase in gross written premium. In addition, during the period of January 1, 2015 through the date on which Atlas acquired the company, Global Liberty wrote $11.7 million in gross premiums. The remaining increase in gross written premium for the nine month period ended September 30, 2015 is attributable to Atlas' continued geographic penetration as a result of the positive response from both new and existing agents and insureds to Atlas' value proposition. Our net written premium from our target markets increased 37.8% and 46.1% for the three and nine month periods ended September 30, 2015, respectively, over the same periods last year.
As at September 30, 2015, in-force premium was $199.1 million and the Company’s gross unearned premium reserve was $108.1 million.

Geographic Concentration
The following table summarizes gross premium written by state.
Gross premium written by state ($ in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
New York	$25,922	39.7%	$16,645	39.6%	$46,888	29.9%	$25,313	26.3%
California	7,870	12.0%	3,317	7.9%	15,667	10.0%	5,908	6.1%
Louisiana	4,498	6.9%	3,415	8.1%	9,626	6.1%	4,995	5.2%
Michigan	2,976	4.6%	2,226	5.3%	10,088	6.4%	8,130	8.5%
Virginia	2,328	3.6%	1,024	2.4%	4,987	3.2%	2,770	2.9%
Minnesota	2,266	3.5%	1,481	3.5%	6,815	4.3%	5,217	5.4%
Colorado	1,732	2.7%	165	0.4%	2,055	1.3%	478	0.5%
South Carolina	1,636	2.5%	1,185	2.8%	3,403	2.2%	2,943	3.1%
Missouri	1,511	2.3%	1,267	3.0%	2,664	1.7%	2,499	2.6%
Ohio	1,403	2.1%	1,154	2.7%	4,079	2.6%	3,334	3.5%
Other	13,173	20.1%	10,167	24.3%	50,591	32.3%	34,484	35.9%
Total	$65,315	100.0%	$42,046	100.0%	$156,863	100.0%	$96,071	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended September 30, 2014, we experienced growth in gross premium written in our core business in 31 states in the three month period ended September 30, 2015. We experienced quarter over quarter growth of greater than 100% in 11 of those 31 states, due to a continuing positive response from both new and existing agents to Atlas' value proposition and the current market environment.
Atlas saw similar geographic diversification in the nine month period ended September 30, 2015 where 18 states experienced growth of 50% or more as compared to the nine month period ended September 30, 2014.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased by 212.2% to $13.3 million for the three month period ended September 30, 2015 compared to $4.3 million for the three month period ended September 30, 2014. The increase in ceded premium written from the third quarter of 2014 is primarily due to Atlas' participation in a quota share reinsurance agreement for its commercial auto and general liability lines of business ("Quota Share"), which was implemented as of July 1, 2014. This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. Global Liberty has 20% quota share reinsurance with SCOR Reinsurance Company ("SCOR Re").
In the nine month period ended September 30, 2015, ceded written premium increased by 261.6% to $28.0 million compared to $7.7 million in the nine month period ended September 30, 2014, primarily due to the Quota Share.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 37.6% to $52.0 million for the three month period ended September 30, 2015 compared to $37.8 million for the three month period ended September 30, 2014. Net premium written increased 45.9% to $128.9 million for the nine month period ended September 30, 2015 compared to $88.3 million for the nine month period ended September 30, 2014.These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $41.7 million in the three month period ended September 30, 2015, a 62.9% increase compared to $25.6 million in the three month period ended September 30, 2014. These increases are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $8.0 million or 49.7% of this increase.
In the nine month period ended September 30, 2015, net premium earned increased 55.5% to $110.1 million compared to $70.8 million in the nine month period ended September 30, 2014, primarily due to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $17.4 million or 44.4% of this increase.

Claims Incurred
The loss ratio relating to the claims incurred for the three month period ended September 30, 2015 was 60.0% compared to 62.2% for the three month period ended September 30, 2014. The loss ratio improvement relative to prior periods was primarily due to favorable development on run-off programs and better pricing in our core commercial auto lines. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this positive trend provided market conditions remain favorable. The Company is committed to maintaining and building on this underwriting and claim handling expertise as a core competency as the volume of business continues to increase.
The loss ratio relating to the claims incurred for the nine month period ended September 30, 2015 was 58.6% compared to 62.5% for the nine month period ended September 30, 2014. The loss ratio improvement relative to prior periods was primarily the result of favorable development on Gateway's commercial auto program, creating a 1.7% decrease in loss ratio for the nine month period ended September 30, 2015. Excluding the favorable development related to Gateway, the loss ratio for the nine month period ended September 30, 2015 was 60.3% compared to a 62.5% loss ratio for the nine month period ended September 30, 2014. The favorable development on run-off programs accounted for 0.6% of the decrease in loss ratio relative to prior periods.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share. Acquisition costs were $5.0 million in the three month period ended September 30, 2015, or 12.0% of net premium earned, as compared to 14.4% in the three month period ended September 30, 2014. The decrease in the ratio is the result of the increased utilization of the Quota Share. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 15.8% in the third quarter of 2015.
For the nine month period ended September 30, 2015, acquisition costs were $14.0 million, or 12.7% of net premium earned, as compared to 14.5% for the nine month period ended September 30, 2014. The decrease in the ratio is related to the Quota Share's ceding commissions. On a pro-forma basis, without the effect of Quota Share, the acquisition cost ratio would have been 15.5% for the nine month period ended September 30, 2015.
Other Underwriting Expenses
The other underwriting expense ratio was 16.8% in the three month period ended September 30, 2015 compared to 13.0% in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, the other underwriting expense ratio was 15.6% compared to 14.6% for the nine month period ended September 30, 2014. The increases in the other underwriting expense ratio are primarily related to the interest and bank charges related to the line of credit, retroactive reinsurance expense as a result of favorable development on Gateway's workers' compensation program and software amortization costs for the Company's new policy management system.
Also, while the Quota Share provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio. The 2015 combined ratio improvement is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
The table below indicates the impact of quota share reinsurance, interest expense and share based compensation on the combined ratio for the three and nine month periods ended September 30, 2015 and 2014:

(in '000s, percentages to net earned premiums)	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Gross of Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$47,636	100.0%	$25,950	100.0%	$121,423	100.0%	$71,210	100.0%
Net claims incurred	28,213	59.2%	16,074	61.9%	69,448	57.2%	44,415	62.4%
Acquisition costs	7,117	14.9%	3,823	14.7%	18,213	15.0%	10,388	14.6%
Other underwriting expenses excluding interest and share based compensation expenses	6,321	13.2%	3,028	11.6%	15,634	12.9%	9,133	12.9%
Interest expense	269	0.6%	—	—%	408	0.3%	—	—%
Share based compensation expense	423	0.9%	301	1.2%	1,187	1.0%	1,244	1.7%
Total underwriting profit and combined ratio	$5,293	88.8%	$2,724	89.4%	$16,533	86.4%	$6,030	91.6%

Net of Quota Share:
Net premiums earned	$41,666	100.0%	$25,575	100.0%	$110,137	100.0%	$70,835	100.0%
Net claims incurred	24,988	60.0%	15,894	62.2%	64,449	58.6%	44,235	62.5%
Acquisition costs	4,988	12.0%	3,686	14.4%	13,983	12.7%	10,252	14.5%
Other underwriting expenses excluding interest and share based compensation expenses	6,321	15.2%	3,028	11.8%	15,634	14.2%	9,133	12.8%
Interest expense	269	0.6%	—	—%	408	0.3%	—	—%
Share based compensation expense	423	1.0%	301	1.2%	1,187	1.1%	1,244	1.8%
Total underwriting profit and combined ratio	$4,677	88.8%	$2,666	89.6%	$14,476	86.9%	$5,971	91.6%

Net Investment Income
The following table summarizes investment results for the three and nine month periods ended September 30, 2015 and 2014 (in '000s except percentages):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Average securities at amortized cost	$227,793	$178,333	$197,677	$160,757
Interest income after expenses	$712	$614	$1,879	$1,787
Percent earned on average investments (annualized)	1.9%	1.7%	1.9%	1.8%
Net realized gains	$91	$68	$272	$154
Dividend income	1	—	43	—
Equity in investees	380	154	882	439
Net investment income	$1,184	$836	$3,076	$2,380
Total realized yield (annualized)	2.1%	1.9%	2.1%	2.0%
Investment income (excluding net realized gains) increased by 42.5% to $1.1 million in the three month period ended September 30, 2015, compared to $768,000 in the three month period ended September 30, 2014. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 2.1% for the three month period ended September 30, 2015 and 1.9% for the three month period ended September 30, 2014. The increase in net investment income and total realized yield from the prior year period are the result of the Anchor acquisition and favorable returns on certain securities and other investments. The increase in average securities at cost is primarily the result of the invested assets obtained from the Anchor acquisition.

Investment income (excluding net realized gains) increased by 26.0% to $2.8 million in the nine month period ended September 30, 2015, compared to $2.2 million in the nine month period ended September 30, 2014. These amounts are primarily comprised of interest income. The annualized realized yield on invested assets was 2.1% for the nine month period ended September 30, 2015 and 2.0% for the nine month period ended September 30, 2014. The increase in net investment income and total realized yield from the prior year period are the result of the Anchor acquisition and favorable returns on certain securities and other investments. The increase in average securities at cost is primarily the result of the invested assets obtained from the Anchor acquisition.
Net Realized Investment Gains
Net realized investment gains in the three month period ended September 30, 2015 were $91,000 compared to net realized investment gains of $68,000 in the three month period ended September 30, 2014. The difference is the result of management's decision to sell certain securities to take advantage of favorable market conditions.
Net realized investment gains in the nine month period ended September 30, 2015 were $272,000 compared to net realized investment gains of $154,000 in the nine month period ended September 30, 2014. The difference is the result of management's decision to sell certain securities to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $269,000 in the three month period ended September 30, 2015 and other expense of $1,000 for the three month period ended September 30, 2014. This increase is primarily the result of fee income from Plainview and finder's fee associated with the Company's other investments. Atlas recorded other income of $426,000 in the nine month period ended September 30, 2015 and $1,000 for the nine month period ended September 30, 2014. This increase is primarily the result of fee income from Plainview and a finder's fee associated with the Company's other investments.
Costs Related to Acquisitions
Atlas incurred no expenses related to the acquisition of Anchor during the third quarter of 2015. For the nine month period ended September 30, 2015, Atlas recorded total expenses of $1.9 million, or $0.15 per diluted common share, related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $978,000 were incurred to effect the business combination including legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $942,000 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement and is subject to adjustment in future periods.
Income before Income Taxes
Atlas generated pre-tax income of $6.1 million in the three month period ended September 30, 2015, compared to pre-tax income of $3.5 million in the three month period ended September 30, 2014, or a 75.1% increase over the prior quarter-to-date period. Atlas generated pre-tax income of $16.1 million in the nine month period ended September 30, 2015, compared to pre-tax income of $8.4 million in the nine month period ended September 30, 2014, or a 92.3% increase over the prior year-to-date period. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs', 'Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax Expense
Atlas recognized tax expense of $2.1 million in the three month period ended September 30, 2015 compared to $8,000 in the three month period ended September 30, 2014. The Company was able to utilize deferred tax benefits to offset substantially all current income tax expense in the third quarter of 2014. Atlas recognized tax expense of $5.9 million in the nine month period ended September 30, 2015 compared to $108,000 in the nine month period ended September 30, 2014. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual effective tax rate for the three and nine month periods ended September 30, 2015 and 2014:

Tax Rate Reconciliation (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate of 34%	$2,071	34.0%	$1,190	34.0%	$5,447	34.0%	$2,839	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(1,191)	(34.0)%	—	—%	(2,811)	(33.7)%
Nondeductible expenses	65	1.1%	3	0.1%	111	0.7%	8	0.1%
State tax (net of federal benefit)	(40)	(0.7)%	6	0.1%	105	0.7%	72	0.9%
Nondeductible purchase accounting adjustment	—	—%	—	—%	319	2.0%	—	—%
Other	(28)	(0.5)%	—	—%	(59)	(0.4)%	—	—%
Provision for income taxes for continuing operations	$2,068	33.9%	$8	0.2%	$5,923	37.0%	$108	1.3%
Net Income and Earnings per Common Share
Atlas had net income of $4.0 million during the three month period ended September 30, 2015 compared to $3.5 million during the three month period ended September 30, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the three month period ended September 30, 2015 was $0.32 compared to $0.29 in the three month period ended September 30, 2014. For the three month period ended September 30, 2015, operating income increased $0.18 per diluted common share to $5.8 million primarily due to premium and investment income growth.
Atlas had net income of $10.1 million during the nine month period ended September 30, 2015 compared to $8.2 million during the nine month period ended September 30, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per diluted common share in the nine month period ended September 30, 2015 was $0.80 compared to $0.75 in the nine month period ended September 30, 2014. For the nine month period ended September 30, 2015, operating income increased $0.62 per diluted common share to $17.3 million primarily due to premium and investment income growth. The increases in operating income and net investment gains were offset by legal and professional services expenses incurred related to the Anchor acquisition, expenses incurred pursuant to the Gateway stock purchase agreement and income tax expense.
The following chart illustrates Atlas’ potential dilutive common shares for the three and nine month periods ended September 30, 2015 and 2014:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average common shares outstanding	12,008,624	11,808,624	11,956,611	10,643,507
Dilutive potential ordinary shares:
Dilutive stock options	211,706	147,959	211,110	144,958
Dilutive shares upon preferred share conversion	573,444	254,000	573,444	254,000
Dilutive average common shares outstanding	12,793,774	12,210,583	12,741,165	11,042,465
Adjusted Operating Income
Adjusted operating income is an internal performance measure used in the management of the Company's operations. It represents before-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings, and other non-recurring items. These amounts are more heavily influenced by market opportunities and other external factors. Adjusted operating income should not be viewed as a substitute for U.S. GAAP net income.
The components of Atlas' adjusted operating income and the impact on earnings per diluted common share for the three and nine month periods ended September 30, 2015 and 2014 are summarized in the table below:

Adjusted Operating Income (in '000's, except per share values)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
U.S. GAAP net income	$4,024	$0.32	$3,493	$0.29	$10,097	$0.80	$8,244	$0.75
Add: income tax expense	2,068	0.16	8	—	5,923	0.46	108	0.01
Add: expenses incurred related to Anchor acquisition	—	—	—	—	978	0.08	—	—
Add: expenses incurred related to Gateway stock purchase agreement	—	—	—	—	942	0.07	—	—
Less: net investment gains	91	0.01	68	0.01	272	0.02	154	0.01
Less: other income	269	0.01	(1)	—	426	0.03	1	0.01
Adjusted operating income	$5,732	$0.46	$3,434	$0.28	$17,242	$1.36	$8,197	$0.74
The increase in adjusted operating income is attributable to the factors described in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs', 'Other Underwriting Expenses', and 'Net Investment Income' sections above.

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
Atlas’ investment guidelines stress the preservation of capital, market liquidity to support payment of liabilities and the diversification of risk. With respect to fixed income securities, Atlas generally purchases securities with the expectation of holding them to their maturities; however, the securities are available for sale if liquidity needs arise. To the extent that interest rates increase or decrease, unrealized gains or losses may result. We believe that our investment philosophy and approach significantly mitigate the likelihood of such gains or losses being realized.
Portfolio Composition
Atlas held securities with a fair value of $213.1 million as of September 30, 2015, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities, equity, and other investments by type and sector are as follows (all amounts in '000s):
Fair value of securities portfolio (in '000s)

	As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$45,132	$302	$(64)	$45,370
	Corporate
	Banking/financial services	22,798	261	(98)	22,961
	Consumer goods	8,784	67	(69)	8,782
	Capital goods	16,367	234	(354)	16,247
	Energy	5,061	1	(206)	4,856
	Telecommunications/utilities	13,317	51	(184)	13,184
	Health care	3,038	2	(12)	3,028
	Total Corporate	69,365	616	(923)	69,058
	Mortgage backed - agency	35,243	315	(78)	35,480
	Mortgage backed - commercial	18,996	255	(89)	19,162
	Total Mortgage Backed	54,239	570	(167)	54,642
	Other asset backed	20,150	53	(16)	20,187
	Total Fixed Income Securities	188,886	1,541	(1,170)	189,257
	Equities	2,147	129	(16)	2,260
	Other investments	21,547	—	—	21,547
	Totals	$212,580	$1,670	$(1,186)	$213,064

	As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Fixed Income Securities:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage Backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
	Total Fixed Income Securities	126,701	1,067	(819)	126,949
	Equities	2,220	12	(139)	2,093
	Other investments	14,366	—	—	14,366
	Totals	$143,287	$1,079	$(958)	$143,408
For the nine month period ended September 30, 2015, investment holdings grew by $47.7 million due to the Anchor acquisition. The remaining change in investment holdings is due to the purchase of investments by the Insurance Subsidiaries with a portion of the proceeds from the Loan Agreement as described further in the Liquidity and Capital Resources section.
Liquidity and Cash Flow Risk
The following table summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Fair value of fixed income securities by contractual maturity date (in '000s)

As of:	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Due in less than one year	$10,074	5.3%	$1,875	1.5%
Due in one through five years	70,066	37.0%	54,349	42.8%
Due after five through ten years	46,014	24.3%	23,166	18.2%
Due after ten years	63,103	33.4%	47,559	37.5%
Total	$189,257	100.0%	$126,949	100.0%
As of September 30, 2015, 42.3% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that high quality securities portfolio provides us with sufficient liquidity. With a weighted average life of 4.29 years and a duration of 3.65 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
The following table summarizes the composition of the fair value of the fixed income securities portfolio and excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 85.5% rated ‘A’ or better as of September 30, 2015 compared to 87.4% as of December 31, 2014. The composition of the fair value of the fixed income securities portfolio changed with the Anchor acquisition.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$107,862	57.0%	$77,856	61.3%
AA/Aa	21,811	11.5%	10,897	8.6%
A/A	32,054	17.0%	22,206	17.5%
BBB/Baa	26,746	14.1%	15,990	12.6%
BB	784	0.4%	—	—%
Total Fixed Income Securities	$189,257	100.0%	$126,949	100.0%
Other-than-temporary impairment
Atlas recognizes realized losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize charges for securities impairments that were considered other-than-temporary for the nine month period ended September 30, 2015 or the nine month period ended September 30, 2014.
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
The total fair value of the securities in an unrealized loss position as of September 30, 2015 was $68.3 million compared to $63.5 million as of December 31, 2014. This increase was primarily driven by the negative changes in market values during the first nine months of 2015. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Estimated impact of changes in interest rates and securities prices
For Atlas’ available-for-sale fixed income securities, a 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $136,000 and $100,000 as of September 30, 2015 and December 31, 2014, respectively. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would have decreased net investment income and income before taxes by $136,000 and $102,000 as of September 30, 2015 and December 31, 2014, respectively.
A 100 basis point increase would have also decreased other comprehensive income by approximately $6.8 million and $4.6 million as of September 30, 2015 and December 31, 2014, respectively, due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would have increased other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $27.6 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of September 30, 2015 as compared to $20.7 million as of December 31, 2014. The increase is attributable primarily to the Global Liberty acquisition with some impact from the increase in the Quota Share cession rate effective April 1, 2015.
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
Deferred Tax Asset
Components of Net Deferred Tax (in '000s)

As of:	September 30, 2015	December 31, 2014
Gross deferred tax assets:
Unpaid claims and unearned premiums	$8,278	$5,560
Loss carryforwards	13,119	14,212
Bad debts	303	191
Other	2,453	1,266
Total gross deferred tax assets	$24,153	$21,229

Gross deferred tax liabilities:
Deferred policy acquisition costs	$3,638	$2,776
Securities	697	740
Other	1,634	396
Total gross deferred tax liabilities	5,969	3,912
Net deferred tax assets	$18,184	$17,317
Atlas has not established a valuation allowance for its gross future deferred tax assets as of September 30, 2015 or as of December 31, 2014. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance as of December 31, 2014.
Atlas has the following total net operating loss carryforwards as of September 30, 2015:

Net operating loss carryforward by expiry (in '000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,767
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	7,121
2012	2032	2,576
Total		$38,584
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision as of September 30, 2015 and as of the year ended December 31, 2014. The provision for unpaid claims increased by 20.8% to $123.7 million as of September 30, 2015 compared to $102.4 million as of December 31, 2014. The increase was primarily due to the Anchor acquisition offset by $2.5 million of favorable reserve development compared to December 31, 2014 on Gateway's commercial auto program and other run-off programs during 2015. During the nine month period ended September 30, 2015, case reserves increased by 21.6% compared to December 31, 2014, and IBNR reserves increased by 19.7%. The increase in IBNR related primarily to premium growth offset by the favorable development on Gateway's commercial auto program and other run-off programs. The Global Liberty acquisition increased case reserves by 20.2% and IBNR by 41.7%. Excluding the Global Liberty acquisition, gross case reserves on Atlas' core lines increased by 7.8% during the first nine months of 2015 due to updates in the estimated costs on outstanding unpaid claims.
Provision for unpaid claims by type - gross ($ in '000s)

As of:	September 30, 2015	December 31, 2014	YTD% Change
Case reserves	$74,867	$61,588	21.6%
IBNR	48,873	40,842	19.7%
Total	$123,740	$102,430	20.8%

Provision for unpaid claims by line of business – gross ($ in '000s)

As of:	September 30, 2015	December 31, 2014	YTD% Change
Commercial auto	112,267	87,123	28.9%
Other	11,473	15,307	(25.0)%
Total	$123,740	$102,430	20.8%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	September 30, 2015	December 31, 2014	YTD% Change
Commercial Auto	$99,510	$82,164	21.1%
Other	676	1,845	(63.4)%
Total	$100,186	$84,009	19.3%
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2015 and September 30, 2014 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Unpaid claims, beginning of period	$126,458	$99,305	$102,430	$101,385
Less: reinsurance recoverable	26,844	15,658	18,421	18,144
Net unpaid claims, beginning of period	99,614	83,647	84,009	83,241

Net reserves acquired	—	—	19,396	—

Change in retroactive reinsurance ceded	937	500	1,824	2,130

Incurred related to:
Current year	25,632	16,135	66,371	44,851
Prior years	(644)	(241)	(1,922)	(616)
	24,988	15,894	64,449	44,235

Paid related to:
Current year	9,373	5,413	19,830	11,831
Prior years	15,980	10,459	49,662	33,606
	25,353	15,872	69,492	45,437

Net unpaid claims, end of period	100,186	84,169	100,186	84,169
Add: reinsurance recoverable	23,554	14,465	23,554	14,465
Unpaid claims, end of period	$123,740	$98,634	$123,740	$98,634
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
The favorable development in the three month period ended September 30, 2015 resulted from a reserve study on the run-off workers' compensation program and a recovery on a surety claim from a prior accident year. Atlas utilizes a third party claims administrator for the run-off worker's compensation program. Actual administrative costs incurred related to the run-off workers' compensation program were less than expected.
The favorable development in the nine month period ended September 30, 2015 was primarily related to a redundancy in Gateway's commercial auto and other run-off programs' reserves offset by Atlas' participation in non-voluntary assigned risk pools. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. Gateway's favorable development was primarily related to claims incurred prior to the pre-acquisition period. Atlas issued preferred shares and recorded additional acquisition expense to partially offset this favorable development in the first quarter of 2015. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions. The favorable development in the three and nine month periods ended September 30, 2014 was related to a program that remains in run-off.
Off-balance sheet arrangements
As of September 30, 2015, Atlas has the following cash obligations related to its operating leases:
Operating Lease Commitments (in '000s)

Year	2015	2016	2017	2018	2019 & Beyond	Total
Amount	$472	$1,555	$1,012	$753	$2,533	$6,325
The Company has entered into subscription agreements to commit up to $10.3 million of capital to allow for participation by the Company in limited liability investments which invest in income-producing real estate, small business loans and equity securities. As of September 30, 2015, the unfunded commitment was $6.5 million.

Arrangements with Variable Interest Entities
Atlas enters into various arrangements with variable interest entities (VIEs) in the normal course of business primarily to invest in income-producing real estate. These investments are with an unaffiliated third party developer within a limited liability company structure. The VIEs activities consist of the development, redevelopment and management of commercial, industrial or residential real estate.
We consolidate the VIEs when we determine we are the primary beneficiary of the VIE. This analysis includes a review of the VIE's capital structure, related contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks to which the entity exposes the variable interest holders.
Atlas deems itself to be a primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly affect the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, our consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.
During the third quarter of 2015, Atlas invested in several real estate entities that are VIEs in which we have determined that we are the primary beneficiary of these VIEs. As such, we have consolidated these entities and recorded a non-controlling interest for the third party economic interests of these entities. The following table presents the financial position of these variable interests in the consolidated VIEs, as classified in the financial statements (all amounts in '000s) as of September 30, 2015:

September 30, 2015
Assets
Other investments	$5,484
Cash and cash equivalents	295
Accounts receivable and other assets	18
Total Assets	$5,797

Liabilities
Other liabilities and accrued expenses	$125
Total Liabilities	$125

Shareholders’ Equity
Shareholders' equity attributable to Atlas	$3,412
Shareholders' equity attributable to non-controlling interest	2,260
Total Shareholders’ Equity	$5,672

Third party ownership interests in consolidated VIEs are reflected as non-controlling interests in our financial statements.
Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the nine month periods ended September 30, 2015 and 2014:

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Atlas Share-holders' Equity	Shareholders' Equity Attributable to Non-controlling Interest	Total Equity
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698	$—	$63,698
Net income					8,244		8,244		8,244
Proceeds from U.S. public offering, net of offering costs		6		25,015			25,021		25,021
Other comprehensive income						1,267	1,267		1,267
Share-based compensation		1		1,243			1,244		1,244
Balance September 30, 2014 (unaudited)	$2,000	$35	$—	$195,853	$(98,252)	$(162)	$99,474	$—	$99,474

Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399	$—	$109,399
Net income					10,097		10,097		10,097
Issuance of preferred shares	4,941						4,941		4,941
Other comprehensive income						240	240		240
Contributions from non-controlling interests							—	2,222	2,222
Net income attributable to non-controlling interest							—	38	38
Share-based compensation		2		1,246			1,248		1,248
Balance September 30, 2015 (unaudited)	$6,941	$36	$—	$197,325	$(78,697)	$320	$125,925	$2,260	$128,185
As of November 6, 2015, there were 11,855,830 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, 29,631 restricted stock units, and 6,940,500 preferred shares issued and outstanding.
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
During the nine month period ended September 30, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former parents of Gateway and Anchor earned $95,000 and $101,000, respectively, in dividends during the nine month period ended September 30, 2015. Through September 30, 2015, Atlas has accrued $279,000 and $101,000 in dividends for the former parents of Gateway and Anchor, respectively, which remain unpaid.
Book Value per Common Share
Book value per common share was as follows:

As of: (in '000s, except for shares and per share data)	September 30, 2015	December 31, 2014
Total Atlas shareholders' equity	$125,925	$109,399
Less: Preferred stock in equity	6,941	2,000
Less: Accumulated dividends on preferred stock	380	184
Common equity	$118,604	$107,215
Participative shares:
Common shares outstanding	11,978,993	11,771,586
Restricted stock units (RSUs)	29,631	37,038
Total participative shares	12,008,624	11,808,624
Book value per participative share outstanding	$9.88	$9.08
Year-to-date in 2015, book value per common share increased by $0.80 relative to December 31, 2014 as follows: an increase of $0.96 related to net income after tax (excluding expenses incurred with the acquisition of subsidiaries), an increase of $0.02 related to realized gains after tax, an increase of $0.02 related to the change in unrealized gains/losses after tax, a net decrease of $0.05 related to share based compensation impacts, a $0.02 decrease related to preferred dividends and a decrease of $0.13 related to expenses incurred with the acquisition of subsidiaries.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country Insurance Company, American Service Insurance Company, Inc., and Gateway

Insurance Company, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of September 30, 2015, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of September 30, 2015, $2.0 million in funds were accessed from the revolving line of credit and used for the Anchor acquisition and $15.5 million were accessed from the line of credit and contributed to the ASI Pool companies in exchange for surplus notes. The surplus notes carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of September 30, 2015. As of September 30, 2015, the unused funds for the Revolver and the Draw Amount were $3.0 million and $14.5 million, respectively.
For the nine month period ended September 30, 2015, American Acquisition incurred interest expense of $408,000 and bank fees of $39,000 in connection with the Loan Agreement. As of September 30, 2015, unamortized bank fees associated with the Loan Agreement were $298,000. These bank fees will be amortized over the next 53 months.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Nine Month Period Ended	Twelve Month Period Ended
	September 30, 2015	December 31, 2014
Net cash flows provided by operating activities	$5,306	$13,716
Net cash flows provided by financing activities	19,722	25,022
Net cash flows used in investing activities	(40,571)	(11,963)
Net (decrease) increase in cash	$(15,543)	$26,775
Cash provided by operations during the nine month period ended September 30, 2015 was primarily due to an increase in net income offset by increases in operating assets and liabilities. Cash provided by financing activities during the nine month period ended September 30, 2015 was the result of the proceeds related to the Loan Agreement. Cash used in investing activities during the nine month period ended September 30, 2015 was primarily a result of the acquisition of Anchor and other investments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
On March 11, 2015, Atlas completed its acquisition of Anchor Holdings Group, Inc., at which time the acquired companies became Atlas subsidiaries. See Note 3, “Acquisition of Anchor Holdings Group, Inc. et al,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q for further details of the transaction. The Company is currently in the process of assessing Anchor’s material internal controls over financial reporting. Other than in connection with this acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	November 9, 2015	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer