Form 10-K
period 2015-12-31
Atlas Financial Holdings, Inc.
filed 2016-03-07
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2015	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.003 par value per share	Nasdaq Stock Market

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
     Large Accelerated Filer ☐                            Accelerated Filer        ☑
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

There were 12,023,295 shares of the Registrant's common stock outstanding as of March 4, 2016, of which 11,890,432 are ordinary common shares and 132,863 are restricted voting common shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $211.7 million (based upon the closing sale price of the Registrant’s common shares on June 30, 2015).

For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2015

Part I.

Item 1. Business

Overview

Atlas Financial Holdings, Inc. ("Atlas" or "We" or "the Company") is a financial services holding company whose subsidiaries specialize in the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. With roots dating back to 1925 selling insurance for taxi cabs, we are one of the oldest insurers of taxi and livery businesses in the United States. This experience serves as the foundation of our hyper-focused specialty insurance business that embraces continuous improvement, analytics and technology. Our goal is to be the preferred specialty commercial transportation insurer in any geographic area where our value proposition delivers benefit to all stakeholders.

We were originally formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service Insurance Company, Inc. ("American Service") and American Country Insurance Company ("American Country"), in exchange for the consideration set out below, were transferred to us by Kingsway America Inc. ("KAI"), a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a Canadian public company whose shares are traded on the Toronto and New York Stock Exchanges. Prior to the transaction, American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.

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

(b)	American Insurance Acquisition Inc., ("American Acquisition"), a corporation formed under the laws of Delaware as a wholly owned subsidiary of KAI; and

(c)	Atlas Acquisition Corp., a Delaware corporation wholly-owned by JJR VI and formed for the purpose of merging with and into American Acquisition.

In connection with the reverse merger transaction, KAI transferred 100% of the capital stock of each of American Service and American Country to American Acquisition (another wholly owned subsidiary of KAI) in exchange for C$35.1 million of common shares and $18.0 million of preferred shares of American Acquisition and promissory notes worth C$7.7 million, aggregating C$60.8 million. In addition, American Acquisition raised C$8.0 million through a private placement offering of subscription receipts to qualified investors in both the United States and Canada at a price of C$6.00 per subscription receipt.

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

On January 2, 2013 we acquired Camelot Services, Inc. ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company ("Gateway"), from an unaffiliated third party. This transaction was contractually deemed effective as of January 1, 2013. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

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

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2,000,000 preferred shares) and $6.3 million in cash. We have contractual protections to offset up to $2.0 million of future adverse reserve development. We have also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development. During the first quarter of 2015, the Company issued an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement due to the favorable development of Gateway’s actual loss reserves for certain lines of business.

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
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities as described further below.

During the fourth quarter of 2014, Camelot Services was merged into American Acquisition.

On March 11, 2015, we acquired Anchor Holdings Group, Inc. ("Anchor Holdings"), a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York ("Global Liberty"), along with its affiliated entities, Anchor Group Management ("Anchor Management"), Plainview Premium Finance Company, Inc. ("Plainview Delaware") and Plainview Delaware's wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. ("Plainview California"), and together with Anchor Holdings, Global Liberty, Anchor Management, and Plainview Delaware, "Anchor," from an unaffiliated third party for a total purchase price of $23.2 million, consisting of a combination of cash and Atlas preferred shares, and is estimated at approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share). Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. Global Liberty was writing approximately $40.0 million of annual taxi and limousine net written premium in markets deemed favorable to Atlas at the time of our acquisition.

Our core business is the underwriting of commercial auto mobile insurance policies, focusing on the "light" commercial automobile sector, which is carried out through American Country, American Service, Gateway and Global Liberty (collectively, our "insurance subsidiaries.")

Competitive Strengths

Our value proposition is driven by our competitive strengths, which include the following:

Focus on niche commercial insurance business. We target niche markets that support adequate pricing. We believe that we are able to adapt to changing market needs well in advance of our competitors through our strategic commitment and operating scale. We develop and deliver superior specialty commercial automobile insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit for our insurance subsidiaries. We have experienced a favorable trend in loss ratios attributable to the increased composition of commercial automobile written premium as a percentage of our insurance subsidiaries' total written premium coupled with our ability to increase pricing and manage claims effectively.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis.

Strong market presence with recognized brands and long-standing distribution relationships. Our insurance subsidiaries have a long heritage as insurers of taxi, livery and para-transit businesses. All of our insurance subsidiaries have strong brand recognition and long-standing distribution relationships in target markets. Through regular interaction with our independent retail agents, we strive to thoroughly understand each of the markets we serve in order to deliver strategically priced products to attractive market share at the right time. Our insurance subsidiaries are currently licensed in more states than those in which we have currently elected to do business, and we routinely re-evaluate all markets to assess future potential opportunities and risks. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution.

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

Scalable operations positioned for growth. Significant progress has been made in aligning our organization's infrastructure cost base to our expected revenue going forward. The core functions of our insurance subsidiaries were integrated into a common operating platform. We believe that our insurance subsidiaries are well-positioned to continue approaching proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability from the efficient operating infrastructure established subsequent to Atlas' acquisition of the companies. We are committed to evaluating, and where beneficial, deploy new technologies and analytics to maximize efficiency and scalability.

Experienced management team. We have a talented and experienced management team who have decades of experience in the property and casualty insurance industry. Our senior management team has worked in the property and casualty industry for an average of more than 25 years and with the insurance subsidiaries, directly or indirectly, for an average of 15 years.

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

Outlook
Over the past five years, through infrastructure re-organization, dispositions and by placing certain lines of business into run-off, our insurance subsidiaries have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce favorable underwriting results. Significant progress has been made in aligning the organization's infrastructure cost base to our expected revenue stream going forward. The core functions of the insurance subsidiaries were integrated into a common, best practice based, operating platform. Management believes that our insurance subsidiaries are well-positioned to return to the volume of premium they wrote in the recent past and continue to grow to proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability. Our insurance subsidiaries have a long heritage with respect to their continuing lines of business and will benefit from the efficient operating infrastructure currently in place. Through its insurance subsidiaries, Atlas actively wrote business in 41 states and the District of Columbia during 2015 utilizing our well developed underwriting and claim methodology.
We believe that the most significant opportunities going forward are: (i) continually re-energizing our distribution channels with the objective of recapturing business generated prior to 2009, (ii) building business in previously untapped geographic markets to the extent that they meet our specific criteria where our insurance subsidiaries are licensed, but not active prior to Atlas' acquisition of these subsidiaries, and (iii) opportunistically acquiring books of business or similar insurance companies, provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions becoming or remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the insurance subsidiaries not successfully maintaining appropriate ratings from A.M. Best.
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

Acquire complementary books of business and insurance companies. We plan to opportunistically pursue acquisitions of complementary books of business and insurance companies provided market conditions support this activity. We will evaluate each acquisition opportunity based on its expected economic contribution to our results and support of our market expansion initiatives. Our more recent acquisitions of Gateway and Anchor are consistent with this aspect of our strategy.

Market

The “light” commercial automobile policies we underwrite provide coverage for light weight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators.

Gross premium written from commercial automobile was $207.8 million, $119.5 million, and $88.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 99.3%, 97.6%, and 95.2% of gross premium written in the years ended December 31, 2015, 2014, and 2013, respectively.

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall property and casualty ("P&C") industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2014 the total market for commercial automobile liability insurance was approximately $29.3 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the total number of vehicles insured, the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess capacity and price competition followed by periods of reduced underwriting capacity and higher premium rates.

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

Currently, we distribute our products only in the United States. Through our insurance subsidiaries, we are licensed to write P&C insurance in 49 states plus the District of Columbia in the United States. The following table reflects, in percentages, the principal geographic distribution of gross premiums written for the year ended December 31, 2015. No other jurisdiction accounted for more than 5%.

Distribution of Gross Premium Written by Jurisdiction
New York	29.3%
California	11.8%
Michigan	5.8%
Louisiana	5.7%
Illinois	5.6%
Minnesota	5.3%

The diagram below outlines the states where we are focused on actively writing new insurance policies and where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment are favorable (states darkened in the below diagram). Although we are writing business in Connecticut, Delaware and Florida through Global Liberty, the blue states are those where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment are favorable to our insurance subsidiaries.

AK
WA
MT
ND
MN
OR
ID
SD
WI
MI
WY
IA
NE
IL
IN
OH
NV
UT
CO
KS
MO
KY
WV
VA
CA
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
LA
TX
FL
HI
NY
PA
VT
NH
ME
MA
RI
CT
NJ
DE
MD
DC

American Country (ACIC)
American Service (ASIC)
Gateway (GIC)
Global Liberty (GLICNY)

ACIC, ASIC
Illinois
Indiana
Michigan

ACIC, ASIC & GLICNY
New York
Pennsylvania

ASIC
Ohio

ASI, GIC & GLICNY
Arizona
Georgia
Maryland
Virginia

GIC (*dba ALANO) & GLICNY
California*
Delaware

ASIC & GIC
Alabama
Arkansas
Colorado
Idaho
Kansas
Louisiana
Mississippi
Missouri
Nebraska
New Mexico
Oregon
South Carolina
Tennessee
Utah
Washington

ACIC & GIC
Iowa
Kentucky
Minnesota
Oklahoma
South Dakota
Wisconsin

ACIC, GIC & GLICNY
District of Columbia
Nevada
Texas

ASIC & GLICNY
New Jersey

GLICNY
Connecticut
Florida

GIC
Maine
Montana
North Dakota
West Virginia
Wyoming

Not Available

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
Competition
The insurance industry is price competitive in all markets in which the insurance subsidiaries operate. Our Company strives to employ disciplined underwriting practices with the objective of rejecting underpriced risks.
Our Company competes on a number of factors such as brand and distribution strength, pricing, agency relationships, policy support, claim service, and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our Company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of underwriting and claims professionals who are more familiar with issues common in specialty commercial automobile lines, and provides the customer better service.
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
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (the “NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2015, the total adjusted capital of each of our insurance subsidiaries exceeded the minimum levels required under RBC requirements.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our insurance subsidiaries.
Employees
As of December 31, 2015, we had 214 full-time employees, 130 of whom work at the corporate headquarters in Elk Grove Village, Illinois, 13 of whom work in St. Louis, 66 of whom work in New York and 5 of whom work remotely. The Corporate and Other category includes executive, information technology, data integrity, finance and human resources. The Claims category includes in-house legal.

Available Information about Atlas
The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this Annual Report on Form 10-K. Atlas files with the Securities and Exchange Commission (the "SEC") and makes available free of charge on its website the Annual Report on Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the company website, using the "Investor Relations" heading. These reports are also available on the SEC's website at http://www.sec.gov.

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

Reserve and Exposure Risks

The insurance subsidiaries’ provisions for unpaid claims may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.

Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of losses and expenses related to the administration of claims incurred on the insurance policies we write. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilize a third party actuarial firm to assist us in estimating the provision for unpaid claims. These estimates are based upon various factors, including:

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

For the companies that we acquired or will acquire, the provisions for unpaid claims may be inadequate at the time of purchase, which would result in a reduction in our net income and might adversely affect our financial condition.

We cannot guarantee that the provisions for unpaid claims of the companies that we acquired are or will be adequate. We became or will become responsible for the historical loss reserves established by the acquired company's management upon completion of acquisitions. While the stock purchase agreement provides for certain protections in this regard, there can be no assurances they will be sufficient to offset any adverse development to the acquired company's historical loss reserves. Any unfavorable development in an acquired company's reserves would reduce our net income and have an adverse effect on our financial position to the extent it exceeds the protections provided for in the stock purchase agreement related to each acquisition.

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

Our insurance subsidiaries market and distribute automobile insurance products through a network of independent agents and other producers in the United States. We rely, and will continue to rely, heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. In the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in losses that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer, and thereafter, the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.

Our insurance subsidiaries may be unable to mitigate their risk or increase their underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, we may be adversely affected.

In order to reduce underwriting risk and increase underwriting capacity, our insurance subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our insurance subsidiaries’ insureds. During the year ended December 31, 2015, we had ceded premium written of $39.6 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.

Our insurance subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2015, we had an aggregate of $32.7 million of reinsurance recoverables, of which $24.1 million were unsecured. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that those limits are exceeded.

Effective immediately after the close of the Gateway transaction, we entered into a reinsurance agreement with a third party reinsurer, that covers all in-force premium and loss reserves for Gateway’s workers’ compensation program. Along with the reserves, any go-forward premium written for the workers’ compensation program will be ceded in its entirety to this third party reinsurer under the terms of this reinsurance agreement. While Gateway will remain liable to its insureds, we expect to have no net exposure to any losses related to this workers’ compensation business subsequent to the effective date of the acquisition, provided the reinsurer continues to make payments to us and otherwise complies with the terms of this reinsurance agreement, although no assurances thereof can be given.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business, most property and casualty insurance contains some exposure to catastrophic loss. We have only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our ability to write new business. These losses could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years, and we expect that those factors will increase the severity of catastrophe losses in the future. It is also possible that catastrophic losses could have an impact on our investment portfolio.

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

Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our insurance subsidiaries. As a result, our only sources of income are dividends and other distributions from our insurance subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to them in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our insurance subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In the states of domicile of American Service, American Country, Gateway and Global Liberty, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Prior to entering into any loan or certain other agreements between one or more of our insurance subsidiaries and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our insurance subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

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

We are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may reduce our profitability.

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

We depend on income from our securities portfolio for a substantial portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of fixed income securities. As of December 31, 2015, our investment portfolio was primarily invested in fixed income securities. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments.

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

Difficult conditions in the economy generally may materially and adversely affect our business, results of operations and statement of financial position, and these conditions may not improve in the near future.

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

Economic uncertainty has in the past been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the U.S. during 2011, one rating agency downgraded the U.S.’s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

Atlas’ portfolio is managed by an SEC registered investment advisor specializing in the management of insurance company portfolios. We and our investment manager consider these issues in connection with current asset allocation decisions with the object of avoiding them going forward. However, depending on market conditions going forward, we could again incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. There can be no assurance that the current market conditions will improve in the near future. We could also experience a reduction in capital in the insurance subsidiaries below levels required by the regulators in the jurisdictions in which we operate. Certain trust accounts for the benefit of unaffiliated third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements, putting the subsidiary or subsidiaries in breach of the agreement.

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

Our securities are held by a relatively small number of shareholders. Future sales of substantial amounts of our shares in the public market, or the perception that these sales could occur, may adversely impact the market price of our shares, and our shares could be difficult to liquidate.

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

As a holding company that owns insurance companies domiciled in the United States, we and our insurance subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including but not limited to:

•	rate setting;

•	RBC ratio and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway's run-off and American Country's transportation workers' compensation business;

•	underwriting requirements related to Global Liberty's runoff property insurance program;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.

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

Most states have adopted either statutes or regulations or have issued bulletins or informal rules that regulate the anticipated withdrawal of a product, line or sub-line of insurance business from the insurance marketplace in their state. While what constitutes a “withdrawal” or its equivalent under each state's statutory or regulatory scheme varies, our insurance subsidiaries can be subjected to regulatory requirements in connection with any withdrawal, including, but not limited to, making notice and/or plan filings with the applicable insurance regulator in certain states and possibly requiring the prior approval of the applicable state regulator. A failure by our insurance subsidiaries to comply with and satisfy these regulatory requirements in connection with any withdrawals could lead to regulatory fines, cause a distraction for management requiring us to continue to administer to withdrawn business for longer than anticipated and could result in our insurance subsidiaries continuing to write undesirable business, which could have an adverse impact on our reserves, results of operations and financial condition.

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

We have been and may be subject to governmental or administrative investigations and proceedings. Our insurance subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI in the past. As of this document’s filing date, KAI’s ownership is below 10%, and they are no longer considered an ultimate controlling party from a statutory perspective.  We remain subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states, including Connecticut and Texas.  Texas accounted for 5.0%, 6.0% and 5.1% of our net premiums earned for the   years ended December 31, 2015, 2014, and 2013, respectively. Prior to Atlas' acquisition of American Country, the Connecticut insurance commissioner issued an order prohibiting American Country from writing new policies, limiting it to only renewing existing policies in that state.  Currently, Global Liberty is our only insurance subsidiary that can write any business in Connecticut, but we may seek approval for our other insurance subsidiaries to write business in this state at some point in the future.  In 2009, the Texas Department of Insurance indicated to American Country and American Service that it was considering revoking their certificates of authority to write insurance business in Texas.  Following discussions with management of the subsidiaries’ former owner, KFSI, the insurance subsidiaries were allowed to retain their licenses, in part, in anticipation of a planned spin-off of the insurance subsidiaries outside of KFSI and subject to their maintenance of a statutory deposit in Texas.  If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state.  Any such limitation or prohibition could have a material adverse effect on our results of operations and financial conditions and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our insurance subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews, and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.

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
Strategic and Operational Risks
Our geographic concentration ties our performance to the business, economic, regulatory and other conditions of certain states.

Some jurisdictions (including, most notably New York, California, Michigan, Louisiana, Illinois and Minnesota) generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of P&C insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in that market.

In order to operate in a profitable manner, we need to maintain or increase our current level of earned premiums. We may experience difficulty in managing historic and future growth, which could adversely affect our results of operations and financial condition.

We believe that, given our fixed costs associated with underwriting and administering our insurance operations, our insurance subsidiaries must generate annual net earned premiums in excess of approximately $150 million in order to achieve our targeted levels of profitability. In order to maintain and increase this level of earned premiums, we intend to leverage geographic expansion and increase our market share via our expanded distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand. Incremental merger and acquisition activities could affect our minimum efficient scale.

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
In the third quarter of 2012, we implemented our New York “excess taxi program” with a single agent writing business in the New York City market, which is a business arrangement to provide excess coverage above the levels of risk retained by the insured. This excess taxi program has an annual renewal date in the third quarter with a twelve month term and was renewed in the third quarters of 2015, 2014 and 2013. This agent was responsible for approximately 5.9% of our gross premium written for the year ended December 31, 2015. We do not have an exclusive relationship with this agent, and there can be no assurance that this relationship will continue in the future. If this agent reduces its marketing of our products or moves some or all of its business to another carrier, then our business, financial condition and results of operations would be adversely affected. In addition, due in part to our limited experience with this program, and with the New York City market in general, it is uncertain whether policies issued pursuant to this program will be profitable. For example, if risks associated with these clients differ from those reflected in our underwriting policies, then our business, financial condition and results of operations would be adversely affected.
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

These provisions may prevent shareholders from receiving the benefit of any premium over the market price of our shares offered by a bidder in a potential takeover and may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts.
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

The insurance and related businesses in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.

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

The commercial automobile insurance business is highly competitive, and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we have. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interest to compete solely on price, and we may from time to time experience a loss of market share during periods of intense price competition. Our business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect our ability to attract and retain profitable business. Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. We believe our pricing model will generate future underwriting profits, however past performance is not a perfect indicator of future driver performance.

Changes in the nature of the markets we serve could impact the size of our market and/or the market share available to us.

The industry we serve is being impacted by the introduction of mobile applications (including but not limited to Transportation Network Companies, or "TNCs"), on-line dispatch and tracking, in-vehicle technologies and other technology-related changes. These technologies could change the size of the overall addressable market we serve and may also impact the nature of the risks we insure.

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

On September 3, 2015, A.M. Best affirmed the current financial strength ratings of "B" "Stable" for American Country, American Service and Gateway. Also, on September 16, 2015, A.M. Best affirmed the current financial strength rating of Global Liberty of "B+" "Stable." There is a risk that A.M. Best will not maintain these ratings in the future. If the insurance subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer, and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.

Our ability to generate written premiums is impacted by seasonality, which may cause fluctuations in our operating results and to our stock price.

The P&C insurance business is seasonal in nature. Our ability to generate written premium is also impacted by the timing of policy effective periods in the states in which we operate, while our net premiums earned generally follow a relatively smooth trend from quarter to quarter. Also, our gross premiums written are impacted by certain common renewal dates in larger metropolitan markets for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely. As a result of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Additionally, this seasonality may cause fluctuations in our stock price. We believe seasonality will have an ongoing impact on our business.
U.S. Tax Risks

If our company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies would result and certain adverse tax rules would apply.

Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended, the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat our company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If our company was not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both our company and the recipients and holders of stock in our company, including that dividend distributions from our insurance subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards ("NOLs") that could have otherwise been utilized.
Our use of losses may be subject to limitations, and the tax liability of our company may be increased.
Our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code ("IRC"). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent (5%) or more of our common stock or are otherwise treated as five percent (5%) stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous equity issuances, which have included the issuance of various classes of convertible securities and warrants, uncertainty existed as to whether we may have undergone an ownership change in the past or will undergo one as a result of our 2013 U.S. public offering. Based upon management's assessment, it was determined that at the date of the U.S. public offering there was not an "ownership change" as defined by Section 382. However, on July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 was reached. As a result, under IRC Section 382, the use of the Company's NOLS and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company's shares.
Following this triggering event, the Company estimates that it will retain total tax effected federal NOLs of approximately $12.7 million as of December 31, 2015. Book value per common share was unaffected by this event, as the amount of lost net deferred tax assets were offset by a corresponding decrease in the valuation allowance that was already held against the majority of these assets.
Atlas has the following total NOLs at December 31, 2015:
Net Operating Loss Carryforward by Expiry (in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,481
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,669
2012	2032	2,890
Total		$36,160
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

We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary shares. As a result, capital appreciation in the price of our ordinary shares, if any, will be the only source of gain on an investment in our ordinary shares. We have never declared or paid cash dividends on our common stock since Atlas' inception in 2010. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the insurance laws and regulations governing our insurance subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to Atlas, which may limit Atlas' ability to pay dividends to its common shareholders.

Holders of our preferred shares are entitled to dividends on a cumulative basis whether or not declared by our board of directors, at a rate of $0.045 per preferred share per year, which must be paid or declared and set apart before any dividend may be paid on our ordinary shares. We declared and paid $2.1 million of preferred dividends during 2013 on the preferred shares held by KAI. All of the preferred shares held by KAI were repurchased on August 1, 2013, and therefore, no additional dividends will accrue on the KAI preferred shares, however, dividends on the remaining 6,940,500 outstanding preferred shares will continue to accrue dividends at the rate indicated above.

Risks Related to Our 2013 Initial Public Offering in the United States
The requirements of being a United States public company may strain our resources and divert management’s attention.
As a United States public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, which may increase after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years from our U.S. initial public offering, although we will cease to be an “emerging growth company” before that time if we meet certain criteria.
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
As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company in the United States, our business, results of operations, cash flows and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. The facility consists of one office building totaling 176,844 net rentable square feet of office space on 7.2 acres. We are leasing approximately 30,600 square feet for a term of 60 months that began May 22, 2012, unless terminated or extended pursuant to the lease agreement. We are paying an annual rent equal to approximately $768,000, or approximately $64,000 per month, with a nominal annual escalation beginning on the first anniversary date of the lease agreement. We believe the facility is suitable and adequate for our current business needs. Prior to the expiration of the aforementioned lease, we will explore alternatives to meet our future needs.
We are leasing three additional office spaces.  The St. Louis, Missouri lease is 4,375 square feet of office space and effective through June 2021.  We currently pay a monthly rent equal to approximately $10,000. The Manhattan, New York lease is 1,796 square feet of office space and effective through February 2018. We currently pay a monthly rent equal to approximately $6,000. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through March 2022. We currently pay a monthly rent equal to approximately $60,000.
We own one property in Alabama, which comprises approximately 13.6 acres of land and is currently held for sale.

Item 3. Legal Proceedings
In connection with our operations, we are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided, and our company does not believe that it will incur any significant additional loss or expense in connection with such actions. The Company does not believe there is any litigation pending or threatened against it that, individually or in aggregate, may reasonably be expected to have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of December 31, 2015, there were approximately 2,160 shareholders of record of our ordinary shares and one shareholder of record of our restricted voting shares (all of which convert to ordinary shares upon the sale of such shares by the sole shareholder, KAI, or its subsidiaries). Our ordinary shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture ("TSXV") under the same symbol beginning January 6, 2011. On June 5, 2013, the Company delisted from the TSXV. As of March 4, 2016, there were 11,890,432 ordinary common shares and 132,863 restricted voting shares outstanding.
Set forth below are the high and low listing prices of the ordinary shares during 2014 and 2015:

Summary of Share Prices
	High	Low
2015
Fourth Quarter	$20.97	$18.22
Third Quarter	$19.83	$16.00
Second Quarter	$20.31	$17.79
First Quarter	$18.10	$15.87
2014
Fourth Quarter	$17.56	$13.55
Third Quarter	$15.25	$13.19
Second Quarter	$15.99	$12.67
First Quarter	$14.73	$11.84
During 2013, we declared and paid $2.1 million of dividends related to the KAI preferred shares. Also during 2013, we repurchased 18,000,000 of preferred shares from KAI at 90% of face value and paid all accrued dividends on these shares prior to the repurchase date of August 1, 2013. The cumulative amount of dividends to which the remaining preferred shareholders are entitled upon liquidation (or sooner, if we declare dividends) was $460,000 as of December 31, 2015.
Due to insurance regulations there are restrictions on our insurance subsidiaries that currently materially limit the Company's ability to pay dividends. We did not pay any dividends to our common shareholders during 2014, 2015 or to date in 2016 and have no current plans to pay dividends to our common shareholders.
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
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities.

Performance Graph
The following stock performance graph shows a comparison of cumulative total shareholder return of Atlas' ordinary common voting shares for a three year period beginning with the first day Atlas traded on the NASDAQ exchange, with the cumulative total return of the Russell 2000 Index and the SNL U.S. Insurance P&C Index. The graph assumes a $100 investment on February 12, 2013, the first day Atlas traded on the NASDAQ exchange, in Atlas common stock and for each index listed, and all dividends are assumed to be reinvested.

Company/Index	2/12/2013	6/30/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Atlas Financial Holdings	100	150.42	247.39	254.79	274.29	333.28	334.45
Russel 2000 Index	100	107.17	128.42	132.51	134.7	141.11	128.76
SNL U.S. Insurance P&C Insurance Index	100	108.38	120.14	124.16	137.98	136.58	142.74

Equity Compensation Plan Information
The following table provides information regarding the number of shares of ordinary common voting shares to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a) [2]	Weighted average exercise price of outstanding options, warrants and rights (b) [3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [4]
Equity compensation plans approved by security holders [1]	562,728	*	625,575
1 The Company has no equity compensation plans that were not approved by its security holders.
2 Summation of 562,728 shares outstanding under the March 18, 2010, January 18, 2011, January 11, 2013, March 6, 2014 and the March 12, 2015 equity compensation plans
3 Average price not computed due to currency differences
4 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary shares)

Purchases of Equity Securities

No unregistered securities were sold during the three month period ended December 31, 2015. No repurchases of equity securities were made during the three month period ended December 31, 2015.

Item 6. Selected Financial Data
The following table has selected financial information for the periods ended and as of the dates indicated. These historical results are not necessarily indicative of the results to be expected from any future period and should be read in conjunction with our consolidated financial statements and the related notes and the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2015	2014	2013	2012	2011
	(in '000s of US dollars, except for share and per share data)

Net premiums earned	$152,064	$98,124	$71,344	$38,709	$35,747
Total revenue	156,851	101,618	74,027	42,791	43,352
Net income (loss) attributable to common shareholders	14,154	17,608	7,361	2,356	(3,280)
Earnings (loss) per common share, basic	$1.18	$1.61	$0.92	$0.38	$(0.54)
Earnings (loss) per common share, diluted	$1.13	$1.56	$0.74	$0.38	$(0.54)
Combined ratio[1]	87.0%	90.7%	94.2%	102.4%	131.4%

Cash and invested assets	$233,304	$179,994	$139,888	$120,824	$127,881
Total assets	411,573	283,911	219,278	163,067	172,173
Notes payable	17,500	—	—	—	—
Total liabilities	281,951	174,512	155,580	103,203	115,919
Total shareholders' equity	129,622	109,399	63,698	59,864	56,254
Common shares	12,015,888	11,771,586	9,424,734	6,144,392	6,143,463
Book value per participative share outstanding	$10.15	$9.08	$6.54	$6.55	$6.09
1 - We reclassified our presentation for interest expense from other underwriting expenses to non-operating expenses. The reclassification reduced the combined ratio by .2% for the year ended December 31, 2013.
These results include the acquisitions of Gateway on January 2, 2013 and Anchor on March 11, 2015 which will affect the comparability of the data. See Note 3, "Acquisitions," to the Consolidated Financial Statements for further discussion of the impact of these acquisitions.
Common shares for 2012 and 2011 have been restated for the one-for-three stock split on January 29, 2013, and per share data has been restated to reflect the common share restatement.

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
In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares and ordinary voting common shares when used to describe earnings (loss) or book value per common share.
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
Use of Non-U.S. GAAP Financial Measurements
These statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). However, some of the measurements we use are "non-U.S. GAAP financial measurements" under SEC rules and regulations. We use these non-U.S. GAAP financial measurements in order to present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. When we use these measures, reconciliations to the most comparable GAAP measure are provided in the Results of Operations section of this MD&A on a consolidated basis. The non-GAAP financial measurements that we present may not be comparable to similarly-named measures reported by other companies.
Statutory income tax is the rate that is imposed on taxable income of corporations.
Income from operating activities, before tax includes both underwriting income and loss and net investment income, but excludes net realized capital gains and losses, legal and professional expense incurred related to business combinations, net impairment charges recognized in earnings and other items. Underwriting income is derived by reducing net premiums earned by losses and loss adjustment expenses incurred, policy acquisition costs and general operating expenses.
After-tax return on average common equity ("ROCE") is derived by subtracting preferred share dividends accrued from net income and dividing by average common equity. Common equity is total shareholders' equity less preferred shares and cumulative preferred share dividends accrued. Average common equity is the average of common equity at the beginning and the ending of the reporting period.

Return on average common equity from operating activities ("Operating ROCE") is the sum of the underwriting income ratio, operating leverage ratio and investment income ratio. The underwriting income ratio is derived by dividing underwriting income (net of statutory income tax expense) by net earned premiums. The operating leverage ratio is derived by dividing net premiums earned by average common equity. The investment income ratio is the product of the annualized investment return ratio multiplied by the investment leverage ratio. The investment return ratio is derived by dividing investment income before realized gains (net of statutory income tax expense) by average cash and invested assets. The investment leverage ratio is derived by dividing average cash and invested assets by average common equity.
Presentation Changes
We reclassified our presentation for interest expense from other underwriting expenses to non-operating expenses for the year ended December 31, 2013. The reclassification increased income from operating activities, before tax, but had no effect on GAAP net income.

I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our insurance subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty ("P&C") insurance in 49 states and the District of Columbia in the United States. The insurance subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 41 states and the District of Columbia during 2015. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Over the past five years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Commercial Automobile

Our primary target market is made up of small to mid-size taxi, limousine, other livery and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day to day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.

The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall property and casualty ("P&C") industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2014 the total market for commercial automobile liability insurance was approximately $29.3 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.

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

Surety
Our surety program primarily consists of U.S. Customs bonds (currently in run off). We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. No new business was written in connection with this program in 2015, however, there was a small amount of renewals recorded in 2015.
Other
The other line of business is comprised of Gateway's truck and workers' compensation programs (currently in run off), American Services' non-standard personal lines business (currently in run off), Atlas' workers' compensation related to taxi, other liability, Global Liberty's homeowners program (currently in run off) and assigned risk pool business.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The truck program had little earned premium during 2012, and the workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party.
Non-standard automobile insurance is principally provided to individuals who do not qualify for standard automobile insurance coverage because of their payment history, driving record, place of residence, age, vehicle type or other factors. Such drivers typically represent higher than normal risks and pay higher insurance rates for comparable coverage.
Consistent with Atlas’ focus on commercial automobile insurance, Atlas has transitioned away from the non-standard auto line. Our insurance subsidiaries ceased writing new and renewal policies of this type in 2011, and earned premium discontinued in 2012, allowing surplus and resources to be devoted to the expected growth of the commercial automobile business.
The non-renewal process for Global Liberty's homeowners program began prior to Atlas' acquisition and remains underway. This book of business is relatively small and substantially reinsured.
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
Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Because a portion of our personnel expenses are relatively fixed in nature, increased writings could improve our operating scale and could lead to reduced operating expense ratios.

II. CONSOLIDATED PERFORMANCE
2015 Full Year Financial Performance Summary (comparisons to 2014 unless otherwise noted):

•	Gross premium written increased by 70.9% to $209.3 million, which included an increase of 73.8% in our core commercial auto business

•	In-force premium at December 31, 2015 was $210.6 million

•	Income from operating activities, before tax was $23.8 million, or $1.88 per diluted share, compared to $12.2 million, or $1.08 per diluted share

•	After-tax income from operating activities was $15.5 million, or $1.22 per diluted share, compared to $8.1 million, or $0.71 per diluted share

•	Combined ratio improved by 3.7 percentage points to 87.0%

•	Underwriting income improved to $19.8 million as compared to $9.1 million

•	Net income was $14.4 million, compared to net income of $17.7 million which included $9.4 million of tax benefit resulting from the Company's treatment of DTAs in 2014

•	Net earnings per diluted common share were $1.13, compared to $1.56 which included $0.87 per diluted share of tax benefit resulting from the Company's treatment of DTAs in 2014

•	Book value per common share at December 31, 2015 was $10.15, compared to $9.08 at December 31, 2014

•	Annualized after-tax ROCE was 12.3% for the year ended December 31, 2015[1]

The following financial data is derived from Atlas’ consolidated financial statements for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.
Selected Financial Information ($ in '000s except per share amounts)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Gross premium written	$209,286	$122,432	$93,060
Net premium earned	152,064	98,124	71,344
Losses on claims	89,994	61,078	45,612
Acquisition costs	18,592	14,048	10,373
Other underwriting expenses	23,640	13,863	10,918
Underwriting expenses related to the integration of acquisitions	—	—	337
Underwriting income	19,838	9,135	4,104
Net investment income	3,976	3,110	2,141
Income from operating activities, before tax	23,814	12,245	6,245
Less: Legal/professional fees incurred related to acquisitions	1,941	694	406
Less: Interest expense	638	—	129
Add: Realized gains and other income	811	384	542
Income before tax	22,046	11,935	6,252
Tax benefit from release of valuation allowance	—	(9,446)	—
Income tax expense	7,616	3,679	72
Net income	$14,430	$17,702	$6,180

Key Financial Ratios:
Loss ratio	59.2%	62.3%	63.9%
Acquisition cost ratio	12.2%	14.3%	14.5%
Other underwriting expense ratio	15.6%	14.1%	15.8%
Combined ratio	87.0%	90.7%	94.2%
Income from operating activities, net of income tax, per common share, diluted	$1.22	$0.71	$0.39
Earnings per common share, diluted	$1.13	$1.56	$0.74
Book value per common share	$10.15	$9.08	$6.54
Return on equity	12.1%	20.5%	10.0%
Return on average common equity[1]	12.3%	20.9%	10.9%
Return on average common equity from operating activities[1]	13.6%	9.6%	8.1%
1 - See 'Use of Non-U.S. GAAP Financial Measurements' section above for definitions of these measurements
2015 compared to 2014:
Atlas’ combined ratio for the year ended December 31, 2015 was 87.0%, compared to 90.7% for the year ended December 31, 2014.
There was an increase in gross premium written related to core commercial lines of 73.8% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. When excluding our excess taxi program, which experienced a modest decrease in gross premium written, for the year ended December 31, 2015, gross premium written on our traditional core lines increased by 83.4% as compared to the prior year. There was a 73.8% and a 52.0% increase in gross and net premium written, respectively, related to core commercial lines for the year ended December 31, 2015 compared to the year ended December 31, 2014. Net premium earned increased by 55.0% for the year ended December 31, 2015 to $152.1 million compared to $98.1 million for the year ended December 31, 2014. Global Liberty accounted for $26.4 million or 45.8% of this increase. Excluding the impact of

Global Liberty, the remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Louisiana, Nevada, New York, Oregon and Washington and favorable rate increases in other states.
The overall loss ratio for the year ended December 31, 2015 improved to 59.2% as compared to 62.3% for the year ended December 31, 2014.The loss ratio improvement in 2015 resulted primarily from pricing activity related to our core lines and the results from our commercial auto program. We saw opportunities to positively impact pricing during 2015.
Atlas generated net investment income of $4.0 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively, as well as $455,000 and $382,000 of realized gains, respectively. This resulted in an overall annualized investment yield of 2.2% for the years ended December 31, 2015 and 2014.
Overall, Atlas generated net income of $14.4 million for the year ended December 31, 2015. After taking the dilutive impact of the convertible preferred shares and stock options, diluted earnings per common share for the year ended December 31, 2015 was $1.13. This compares to net income of $17.7 million or diluted earnings per common share of $1.56 for the year ended December 31, 2014.
The decrease in Atlas' net income and the impact on earnings per diluted common share for the years ended December 31, 2015 and 2014 are summarized in the table below:
Net Income ($ in '000s, except per share values) -- 2015 compared to 2014

After Tax Effects	December 31, 2015		December 31, 2014
Net income	$14,430	$1.13	$17,702	$1.56
Less: other income	231	0.02	2	—
Less: net investment gains	296	0.02	252	0.02
Add: expenses incurred related to acquisition of subsidiaries	649	0.05	458	0.04
Add: expense incurred pursuant to Gateway stock purchase agreement	942	0.07	—	—
Add: interest expense	415	0.03	—	—
Add: deferred income taxes	(430)	(0.02)	(9,825)	(0.87)
Income from operating activities	$15,479	$1.22	$8,081	$0.71
For the year ended December 31, 2015, pre-tax and after-tax income from operating activities increased $0.80 and $0.51 per diluted common share, respectively, primarily due to premium growth, rate increases and the results of Atlas' commercial auto program. The Company had no valuation allowance on its deferred tax asset to offset tax expense in calendar year 2015 as was the case during 2014 and as a result earnings per diluted common share for the year ended December 31, 2015 decreased by $0.43.
2014 compared to 2013:
Atlas’ combined ratio for the year ended December 31, 2014 was 90.7%, compared to 94.2% for the year ended December 31, 2013.
We achieved substantial premium growth primarily through organic expansion of core lines of business written in our target markets. There was an increase in gross premium written related to core commercial lines of 35.0% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. When excluding our excess taxi program, which experienced a modest increase in gross premium written, for the year ended December 31, 2014, gross premium written on our traditional core lines increased by 40.6% as compared to the prior year. The overall loss ratio for the year ended December 31, 2014 improved to 62.3% as compared to 63.9% for the year ended December 31, 2013. The pricing activity and claims initiatives were the primary drivers for loss ratio improvement in 2014.
Atlas generated net investment income of $3.1 million and $2.1 million for the years ended December 31, 2014 and 2013, as well as $382,000 and $529,000 of realized gains, respectively. This resulted in an overall annualized investment yield of 2.2% for the year ended December 31, 2014, an improvement of 0.1% over 2013.
Overall, Atlas generated net income of $17.7 million for the year ended December 31, 2014. After taking the dilutive impact of the convertible preferred shares and stock options, diluted earnings per common share for the year ended December 31, 2014 was $1.56. This compares to net income of $6.2 million or diluted earnings per common share of $0.74 for the year ended December 31, 2013.
As part of our on-going analysis of deferred tax assets, management has assessed both positive and negative evidence according to guidance provided by the Financial Accounting Standards Board ("FASB"). Based on this guidance we have determined that it is more likely than not that the Company will be able to fully utilize its deferred tax assets ("DTAs"). As such, it has evaluated its valuation allowance and determined that all DTAs net of deferred tax liabilities ("DTLs") are available to offset income in all future periods. This conclusion is based upon management’s evaluation of the new information it has analyzed and not from management’s new evaluation or new interpretation of information that was available in a previous financial reporting period. Accordingly, the Company reduced its valuation allowance during its 2014 year-end closing process commensurate with this conclusion. This resulted in a book value increase of $9.4 million or $0.81 per diluted common share.
The increase in Atlas' net income and the impact on earnings per diluted common share for the years ended December 31, 2014 and 2013 are summarized in the table below:
Net Income ($ in '000s, except per share values) -- 2014 compared to 2013

After Tax Effects	December 31, 2014		December 31, 2013
Net income	$17,702	$1.56	$6,180	$0.57
Less: other income	2	—	8	—
Less: net investment gains	252	0.02	349	0.03
Add: expenses incurred related to acquisition of subsidiaries	458	0.04	268	0.02
Add: interest expense	—	—	85	0.01
Add: deferred income taxes	(9,825)	(0.87)	(2,054)	(0.18)
Income from operating activities	$8,081	$0.71	$4,122	$0.39
For the year ended December 31, 2014, pre-tax and after-tax income from operating activities increased $0.50 (includes $0.17 related to the discount on the preferred share buyback) and $0.32 per diluted common share, respectively, primarily due to premium growth, rate increases and higher than expected returns on certain investments.
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
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating fair value:
Fair values for bonds and equity securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2015, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.

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
Changes in inflation can influence the interest rates which can impact the fair value of our available-for-sale fixed income portfolio and yields on new investments. The Investment Committee of the Board of Directors considers inflation when providing guidance and analyzing the investment portfolio to provide a stable source of income to supplement underwriting income.
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
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts' reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If OTTI is identified, the equity security is adjusted to fair value through a charge to earnings. See Note 5 to the Consolidated Financial Statements for further discussion of the other-than-temporary impairment on equity securities.
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
Atlas considers the impact of inflation when establishing adequate rates and estimating the provision for unpaid claims. We establish reserves to cover our estimated liability for the payment of losses and expenses related to the administration of claims incurred on the insurance policies we write. Inflation has a larger impact the longer the time between the issuance of the policy and the final settlement of claims. Greater than expected claims costs above the established reserves will require an increase in claims reserves and reduce the earnings in the period the deficiency was established. We consider the impact of inflation on these reserves to establish policy rates that maintain adequate underwriting income.
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
As of December 31, 2015, there was no valuation allowance recorded against the Company's DTA.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.
The valuations are finalized within 12 months of the close of the acquisition. The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the financial statements and presented separately on the income statement in the reporting period in which the adjustment amounts are determined.
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

IV. OPERATING RESULTS
Year ended December 31, 2015 compared to year ended December 31, 2014:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross Premium Written by Line of Business ($ in '000s)

Year Ended December 31,	2015	2014	% Change
Commercial automobile	$207,767	$119,539	73.8%
Surety	177	2,959	(94.0)%
Other	1,342	(66)	(2133.3)%
Total	$209,286	$122,432	70.9%
For the year ended December 31, 2015, gross premium written was $209.3 million compared to $122.4 million for the year ended December 31, 2014, representing a 70.9% increase. Global Liberty accounted for $39.8 million or 45.6% of this increase of gross premium written. During 2012, we implemented a new business arrangement in New York to provide excess coverage above the levels of risk retained by the insured. Total gross premium written related to this program, which renews in the third quarter, was $12.4 million and $13.0 million for the years ended December 31, 2015 and 2014, respectively, and is included in the "commercial automobile" line of business. Below we will refer to the arrangement as the "excess taxi program" where it is relevant to explain certain distinctions.
For the year ended December 31, 2015, gross premium written from commercial automobile was $207.8 million, representing a 73.8% increase relative to the year ended December 31, 2014. This substantial increase is primarily the result of the planned expansion of the commercial auto business. Excluding Global Liberty, we wrote $66.2 million and $44.8 million of new gross premium written business for the years ended December 31, 2015 and 2014, respectively. Our traditional commercial automobile, which excludes excess taxi, gross premium written was $195.4 million, an increase of 83.4% versus the year ended December 31, 2014. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 99.3% of gross, and 99.4% of net, premium written in the year ended December 31, 2015 compared to 97.6% and 99.6%, respectively, during the year ended December 31, 2014.
Geographic Concentration
Gross Premium Written by State ($ in '000s)

Year Ended December 31,	2015		2014
New York	$61,331	29.3%	$28,977	23.7%
California	24,592	11.8%	9,417	7.7%
Michigan	12,178	5.8%	10,104	8.3%
Louisiana	11,884	5.7%	6,053	4.9%
Illinois	11,741	5.6%	12,947	10.6%
Minnesota	11,178	5.3%	6,770	5.5%
Texas	9,462	4.5%	4,702	3.8%
Virginia	7,134	3.4%	3,865	3.2%
Ohio	6,124	2.9%	4,995	4.1%
Nevada	4,536	2.2%	1,543	1.3%
Other	49,126	23.5%	33,059	26.9%
Total	$209,286	100.0%	$122,432	100.0%
As illustrated by the table above, 29.3% of Atlas’ gross premium written year ended December 31, 2015 came from New York and 58.2% came from the five states currently producing the most premium volume, as compared to 55.8% for the year ended December 31, 2014. Our commitment to expanding geographically resulted in 29 states with more than $1 million in written premium in 2015 compared to 23 in 2014.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. The percentage of premium ceded is driven by the business mix within our total premium base. Effective July 1, 2014, Atlas entered into a quota share reinsurance contract ("Quota Share") with Swiss Reinsurance America Corporation ("Swiss Re") for the commercial auto and general liability lines of business written by American Country, American Service and Gateway. Our initial quota share percentage was 5% of subject written premiums. We increased this percentage to 15% effective April 1, 2015. As a result of the Quota Share, the acquisition of Global Liberty and overall gross premium growth, we saw our ceded premium written increase

259.7% to $39.6 million for the year ended December 31, 2015 compared with $11.0 million for the year ended December 31, 2014.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ inforce reinsurance treaties. Net premium written increased 52.3% to $169.7 million for the year ended December 31, 2015 compared with $111.4 million for the year ended December 31, 2014. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $152.1 million for the year ended December 31, 2015, a 55.0% increase compared with $98.1 million for the year ended December 31, 2014. The increase in net premiums earned is attributable to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Claims Incurred
The loss ratio relating to the claims incurred for the year ended December 31, 2015 was 59.2% compared to 62.3% for the year ended December 31, 2014. The loss ratio improvement was primarily the result of Atlas' core commercial auto program, creating a 1.2% decrease in loss ratio for the year ended December 31, 2015. In both years, the excess taxi program contributed significantly to favorable loss results. We expect the loss ratio for this program to remain within the range of 45% to 50% of net earned premiums. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to maintain or improve loss ratios going forward. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share as was disclosed in the current year. Before the impact of the Quota Share reinsurance, acquisition costs were 14.7% for the year ended December 31, 2015, as compared to 14.6% for the year ended December 31, 2014. After the impact of Quota Share reinsurance, acquisition costs were $18.6 million for the year ended December 31, 2015 or 12.2% of net premium earned, as compared to 14.3% for the year ended December 31, 2014. The decrease in the ratio is related to the Quota Share's ceding commissions. The impacts of the Quota Share on acquisition costs are cited in the below 'Combined Ratio' section.
Other Underwriting Expenses
The total reported other underwriting expense ratio (including share based compensation expenses and intangible amortization) was 15.6% for the year ended December 31, 2015 compared to 14.1% for the year ended December 31, 2014. Changes in our Quota Share reinsurance during 2015 had an impact on the reported other underwriting expense ratio when comparing year to year. Before the impact of the Quota Share reinsurance, the total other underwriting expense ratio was 13.8% for the year ended December 31, 2015 compared to 14.0% for the year ended December 31, 2014. The growth of our core lines and our increasing operational scale has had positive impact on this ratio.
The total other underwriting expense ratio in 2015 excludes $999,000 in transaction costs incurred in conjunction with the acquisition of Anchor and $942,000 in expenses incurred pursuant to the Gateway stock purchase agreement. The total other underwriting expense ratio in 2014 excludes $694,000 in transaction costs incurred in conjunction with the acquisition of Anchor. See Note 3 to the Consolidated Financial Statements for further details regarding these costs.
Also, while the Quota Share provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.

Net Investment Income
Net investment income consists of the interest income and net realized gains or losses that are created by the Company's invested assets net of expenses associated with managing the portfolio. The table below compares the net investment results for the years ended December 31, 2015 and 2014.
Investment Results ($ in '000s)

Year Ended December 31,	2015	2014
Average securities at amortized cost	$202,214	$160,964
Net investment income	3,976	3,110
Percent earned on average investments	2.0%	1.9%
Net realized gains	455	382
Total investment income	4,431	3,492
Total realized yield	2.2%	2.2%
Investment income (excluding net realized gains) net of investment expenses increased by 27.8% to $4.0 million for the year ended December 31, 2015, compared to $3.1 million for the year ended December 31, 2014. These amounts are primarily comprised of interest income. This increase is primarily due to higher return on certain securities in our investment portfolio.
Net realized investment gains for the year ended December 31, 2015 were $455,000 compared to $382,000 for the year ended December 31, 2014. This increase resulted primarily from gains on the sale of fixed income securities under favorable market conditions offset by losses on common stock and real estate sold in Alabama.
The annualized realized yield on invested assets (including net realized gains of $455,000 and $382,000) was 2.2% for the years ended December 31, 2015 and 2014, respectively.
Other Income
Atlas recorded other income for the year ended December 31, 2015 of $356,000 compared to other income of $2,000 for the year ended December 31, 2014. The increase in other income was mostly fee income generated by our premium finance companies.

Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratio, the acquisition cost ratio and the underwriting expense ratio. The table below indicates the impact of quota share reinsurance, amortization of intangible assets and share based compensation on the combined ratio for the years ended December 31, 2015 and 2014:

(in '000s, percentages to net earned premiums)
Year Ended December 31,	2015		2014
Gross of Quota Share:	Amount	%	Amount	%
Net premiums earned	$170,737	100.0%	$99,223	100.0%
Net claims incurred	99,394	58.2%	61,629	62.1%
Acquisition costs	25,093	14.7%	14,447	14.6%
Other underwriting expenses excluding amortization of intangible assets and share based compensation expenses	21,712	12.7%	12,393	12.5%
Amortization of intangible assets	315	0.2%	—	—%
Share based compensation expense, gross of income taxes[1]	1,613	0.9%	1,470	1.5%
Total underwriting profit and combined ratio	$22,610	86.7%	$9,284	90.7%

Net of Quota Share:
Net premiums earned	$152,064	100.0%	$98,124	100.0%
Net claims incurred	89,994	59.2%	61,078	62.3%
Acquisition costs	18,592	12.2%	14,048	14.3%
Other underwriting expenses excluding amortization of intangible assets and share based compensation expenses	21,712	14.3%	12,393	12.6%
Amortization of intangible assets	315	0.2%	—	—%
Share based compensation expense, gross of income taxes[1]	1,613	1.1%	1,470	1.5%
Total underwriting profit and combined ratio	$19,838	87.0%	$9,135	90.7%
1 - Excludes income tax expense of $204,000 for the year ended December 31, 2015.
The change in underwriting income is attributable to the factors described in the 'Net Premium Earned', ‘Claims Incurred’, ‘Acquisition Costs’, and ‘Other Underwriting Expenses’ sections above.
Income before Income Taxes
Atlas generated pre-tax income of $22.0 million for the year ended December 31, 2015, compared to pre-tax income of $11.9 million for year ended December 31, 2014. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs', 'Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.

Income Tax Expense (Benefit)
Atlas recognized $7.6 million of tax expense for the year ended December 31, 2015, and recognized $5.8 million of tax benefit for the year ended December 31, 2014. The Company was able to reverse its deferred tax asset valuation allowance to offset substantially all current income tax expense for the year ended December 31, 2014. The following table reconciles the statutory U.S. Federal tax rate of 35.0% and 34.0% to the actual effective tax rate for the years ended December 31, 2015 and 2014, respectively:
Tax Rate Reconciliation ($ in '000s)

Year Ended December 31,	2015		2014
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$7,716	35.0%	$4,058	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(9,446)	(79.1)%
Nondeductible expenses	124	0.6%	136	1.1%
Tax-exempt income	(89)	(0.4)%	—	—%
State tax (net of federal benefit)	118	0.5%	11	0.1%
Tax net operating loss limitation write-down (excluding valuation allowance)	—	—%	(519)	(4.3)%
Nondeductible purchase accounting adjustment	329	1.5%	—	—%
Change in statutory tax rate	(471)	(2.1)%	—	—%
Other	(111)	(0.6)%	(7)	(0.1)%
Provision for income taxes for continuing operations	$7,616	34.5%	$(5,767)	(48.3)%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by IRC Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
As part of our on-going analysis of deferred tax assets, management has assessed both positive and negative evidence according to guidance provided by the FASB. Based on this guidance we have determined that it is more likely than not that the Company will be able to fully utilize its DTAs as a result of the overwhelming positive evidence and the lack of negative evidence. As such, it has evaluated its valuation allowance and determined that all DTAs net of DTLs are available to offset income in all future periods. This conclusion is based upon management’s evaluation of the new information it has analyzed and not from management’s new evaluation or new interpretation of information that was available in a previous financial reporting period. Accordingly, the Company recorded a reversal of its deferred tax asset valuation allowance of $9.4 million for the year ended December 31, 2014 commensurate with this conclusion.
Net Income and Earnings per Common Share
Atlas' net income was $14.4 million for the year ended December 31, 2015 versus net income of $17.7 million for the year ended December 31, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, the diluted earnings per common share for the year ended December 31, 2015 was $1.13 versus diluted earnings per common share of $1.56 for the year ended December 31, 2014.
For the year ended December 31, 2015, there were 11,975,579 weighted average common shares outstanding used to compute basic earnings per common share, and 12,735,679 were used for the diluted earnings per common share computation. For the year ended December 31, 2014, there were 10,937,181 weighted average common shares outstanding used to compute basic earnings per common share, and 11,341,588 used for the diluted earnings per common share computation.

Year ended December 31, 2014 compared to year ended December 31, 2013:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross Premium Written by Line of Business ($ in '000s)

Year Ended December 31,	2014	2013	% Change
Commercial automobile	$119,539	$88,567	35.0%
Surety	2,959	4,142	(28.6)%
Other	(66)	351	(118.8)%
Total	$122,432	$93,060	31.6%
For the year ended December 31, 2014, gross premium written was $122.4 million compared to $93.1 million for the year ended December 31, 2013, representing a 31.6% increase. The increase relative to the year ended December 31, 2013 is due primarily to the substantial growth of the core commercial auto business. Total gross premium written related to excess taxi program, was $13.0 million and $12.8 million for the years ended December 31, 2014 and 2013, respectively, and is included in the "commercial automobile" line of business.
For the year ended December 31, 2014, gross premium written from commercial automobile was $119.5 million, representing a 35.0% increase relative to the year ended December 31, 2013. This substantial increase is primarily the result of the planned expansion of the commercial auto business. Excluding the excess taxi program, our traditional commercial automobile gross premium written was $106.5 million, an increase of 40.6% versus the year ended December 31, 2013. Gross premium written attributable to the Gateway acquisition and subsequent organic growth related to that subsidiary in 2014, was approximately $17.3 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively. As a percentage of the insurance subsidiaries’ overall book of business, commercial auto gross premium written represented 97.6% of gross, and 99.6% of net, premium written for the year ended December 31, 2014 compared to 95.2% and 105.9%, respectively, during the year ended December 31, 2013.
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
As illustrated by the table above, 23.7% of Atlas’ gross premium written for the year ended December 31, 2014 came from New York and 55.8% came from the five states currently producing the most premium volume, as compared to 57.2% for the year ended December 31, 2013. Our commitment to expanding geographically resulted in 23 states with more than $1 million in written premium in 2014 compared to 19 in 2013.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ inforce reinsurance treaties. Ceded premium written decreased 12.5% to $11.0 million for the year ended December 31, 2014 compared with $12.6 million for the year ended December 31, 2013. The primary driver of the decrease in ceded premium written relates to the run off of non-core lines of business that are heavily reinsured. The percentage of premium ceded is driven by the business mix within our total premium base. As of July 1, 2014, Atlas implemented the Quota Share for its commercial auto and general liability lines of business, which provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. With the exception of this quota share reinsurance agreement, all of our reinsurance partners have remained consistent since 2013.

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
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $98.1 million for the year ended December 31, 2014, a 37.5% increase compared with $71.3 million for the year ended December 31, 2013. The increase in net premiums earned is attributable to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Claims Incurred
The loss ratio relating to the claims incurred for the year ended December 31, 2014 was 62.3% compared to 63.9% for the year ended December 31, 2013. Loss ratios improved for the year ended December 31, 2014 relative to prior periods primarily due to the increased percentage of commercial auto, which has historically had a better overall underwriting result, relative to total written premium. In both years, the excess taxi program contributed significantly to favorable loss results in the year as we expect better than average claim experience from this program. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to continue this decreasing trend since we expect 100% of net premium earned to be related to core lines of business moving forward. The Company is committed to retain this claim handling expertise as a core competency as the volume of business increases.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premium earned. Acquisition costs were $14.0 million for the year ended December 31, 2014 or 14.3% of net premium earned, as compared to 14.5% for the year ended December 31, 2013.
Other Underwriting Expenses
The other underwriting expense ratio was 14.1% for the year ended December 31, 2014 compared to 15.8% for the year ended December 31, 2013. The decrease in ratio resulted from increased premium volume. Actual other underwriting expenses increased $2.6 million over prior year. This increase was mostly related to incentive compensation. Approximately 1.0% of the full year 2013 other underwriting expense ratio was attributed to Gateway integration costs. There were no Gateway related integration costs in 2014.
The other underwriting expense ratio in 2014 excludes $694,000 in transaction costs incurred in conjunction with the acquisition of Global Liberty. The other underwriting expense ratio in 2013 excludes $406,000 in transaction costs incurred in conjunction with the acquisition of Gateway. See Note 3 to the Consolidated Financial Statements for further details regarding these costs.
Net Investment Income
Net investment income consists of the interest income and net realized gains or losses that are created by the Company's invested assets net of expenses associated with managing the portfolio. The table below compares the net investment results for the years ended December 31, 2014 and 2013.
Investment Results ($ in '000s)

Year Ended December 31,	2014	2013
Average securities at amortized cost	$160,964	$130,107
Net investment income	3,110	2,141
Percent earned on average investments	1.9%	1.7%
Net realized gains	382	529
Total investment income	3,492	2,670
Total realized yield	2.2%	2.1%
Investment income (excluding net realized gains) net of investment expenses increased by 45.3% to $3.1 million for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013. These amounts are primarily comprised of interest income. This increase is primarily due to higher return on certain securities in our investment portfolio.
Net realized investment gains for the year ended December 31, 2014 were $382,000 compared to $529,000 for the year ended December 31, 2013. The difference is the result of management's decision not to sell fixed income securities due to unfavorable market conditions.

The annualized realized yield on invested assets (including net realized gains of $382,000) for the year ended December 31, 2014 increased to 2.2% as compared with 2.1% for the year ended December 31, 2013. This increase is attributable to interest rates and the mix of securities on hand.
Other Income
Atlas recorded other income for the year ended December 31, 2014 of $2,000 compared to other income of $13,000 for the year ended December 31, 2013. Other income was primarily comprised of miscellaneous balances recovered.
Combined Ratio
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The table below indicates the impact of quota share reinsurance, amortization of intangible assets and share based compensation on the combined ratio for the years ended December 31, 2014 and 2013:

(in '000s, percentages to net earned premiums)
Year Ended December 31,	2014		2013
Gross of Quota Share:	Amount	%	Amount	%
Net premiums earned	$99,223	100.0%	$71,344	100.0%
Net claims incurred	61,629	62.1%	45,612	63.9%
Acquisition costs	14,447	14.6%	10,373	14.5%
Other underwriting expenses excluding amortization of intangible assets and share based compensation expenses[1]	12,393	12.5%	11,008	15.4%
Amortization of intangible assets	—	—%	—	—%
Share based compensation expense	1,470	1.5%	247	0.4%
Total underwriting profit and combined ratio[1]	$9,284	90.7%	$4,104	94.2%

Net of Quota Share:
Net premiums earned	$98,124	100.0%	$71,344	100.0%
Net claims incurred	61,078	62.3%	45,612	63.9%
Acquisition costs	14,048	14.3%	10,373	14.5%
Other underwriting expenses excluding amortization of intangible assets and share based compensation expenses[1]	12,393	12.6%	11,008	15.4%
Amortization of intangible assets	—	—%	—	—%
Share based compensation expense	1,470	1.5%	247	0.4%
Total underwriting profit and combined ratio[1]	$9,135	90.7%	$4,104	94.2%
1 - We reclassified our presentation for interest expense from other underwriting expenses to non-operating expenses. The reclassification reduced the other underwriting expense ratio and the combined ratio by .2% for the year ended December 31, 2013.
Our combined ratio improvement in 2014 is attributable to the combined effects of the issues described in the ‘Claims Incurred’, ‘Acquisition Costs’, ‘Other Underwriting Expenses’ and 'Net Premium Earned' sections above.
Income before Income Taxes
Atlas generated pre-tax income of $11.9 million for the year ended December 31, 2014, compared to pre-tax income of $6.3 million for year ended December 31, 2013. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs', 'Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.

Income Tax Benefit (Expense)
Atlas recognized $5.8 million of tax benefit for the year ended December 31, 2014, and recognized $72,000 of tax expense for the year ended December 31, 2013. The following table reconciles the statutory U.S. Federal tax rate of 34.0% to the actual effective tax rate for the years ended December 31, 2014 and 2013:
Tax Rate Reconciliation ($ in '000s)

Year Ended December 31,	2014		2013
	Amount	%	Amount	%
Expected income tax expense at statutory rate	$4,058	34.0%	$2,126	34.0%
Change in valuation allowance	(9,446)	(79.1)%	(2,802)	(44.8)%
Nondeductible expenses	136	1.1%	100	1.6%
State tax (net of federal benefit)	11	0.1%	47	0.8%
Tax net operating loss limitation write-down (excluding valuation allowance)	(519)	(4.3)%	626	10.0%
Other	(7)	(0.1)%	(25)	(0.4)%
Total	$(5,767)	(48.3)%	$72	1.2%
As mentioned in the 'Operating Results, Year Ended December 31, 2015 Compared to Year Ended December 31, 2014' section above, the Company recorded a tax benefit associated with the reversal of its deferred tax assets valuation allowance for the year ended December 31, 2014. This resulted in a book value increase of $9.4 million or $0.81 per diluted common share for the year ended December 31, 2014.
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
For the year ended December 31, 2014, there were 10,937,181 weighted average common shares outstanding used to compute basic earnings per common share, and 11,341,588 were used for the diluted earnings per common share computation. For the year ended December 31, 2013, there were 8,007,458 weighted average common shares outstanding used to compute basic earnings per common share, and 10,840,868 used for the diluted earnings per common share computation.

V. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

($ in '000s, except for share and per share data)	December 31, 2015	December 31, 2014
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $185,455 and $126,701)	$183,773	$126,949
Equity securities, at fair value (cost $4,147 and $2,220)	4,240	2,093
Other investments	22,937	14,366
Total Investments	210,950	143,408
Cash and cash equivalents	22,354	36,586
Accrued investment income	1,036	660
Premiums receivable (net of allowance of $846 and $560)	82,529	47,385
Reinsurance recoverables on amounts paid	3,277	2,230
Reinsurance recoverables on amounts unpaid	29,399	18,421
Prepaid reinsurance premiums	17,412	3,628
Deferred policy acquisition costs	10,235	8,166
Deferred tax asset, net	17,166	17,317
Goodwill	2,726	—
Intangible assets	4,925	740
Software and office equipment, net	2,589	2,819
Other assets	6,941	2,385
Assets held for sale	34	166
Total Assets	$411,573	$283,911

Liabilities
Claims liabilities	$127,011	$102,430
Unearned premiums	108,202	58,950
Due to reinsurers and other insurers	10,781	2,456
Note payable	17,500	—
Other liabilities and accrued expenses	18,457	10,676
Total Liabilities	$281,951	$174,512

Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 2015 - 6,940,500 and 2014 - 2,000,000. Liquidation value $1.00 per share	$6,941	$2,000
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: 2015 - 11,883,025 and 2014 - 11,638,723	36	34
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: 2015 and 2014 - 132,863	—	—
Additional paid-in capital	198,041	196,079
Retained deficit	(74,364)	(88,794)
Accumulated other comprehensive (loss) income, net of tax	(1,032)	80
Total Shareholders’ Equity	$129,622	$109,399
Total Liabilities and Shareholders’ Equity	$411,573	$283,911

Investments
Investments Overview and Strategy
Atlas aligns its securities portfolio to support the liabilities and operating cash needs of the insurance subsidiaries, to preserve capital and to generate investment returns. Atlas invests predominantly in corporate and government bonds with a portion of the portfolio in relatively short durations that correlate with the payout patterns of Atlas’ claims liabilities. Atlas also invests opportunistically in selective direct investments with favorable return attributes. A third-party investment management firm manages Atlas’ investment portfolio pursuant to the Company’s investment policies and guidelines as approved by its Board of Directors. Atlas monitors the third-party investment manager’s performance and its compliance with both its mandate and Atlas’ investment policies and guidelines. In 2013, the Board of Directors established an Investment Committee to provide further analysis and guidance in connection with the company's investment activities.
Atlas’ investment guidelines stress the preservation of capital, market liquidity to support payment of liabilities and the diversification of risk. With respect to fixed income securities, Atlas generally purchases securities with the expectation of holding them to their maturities; however, the securities are available for sale if liquidity needs arise.
Portfolio Composition
Atlas held securities with a fair value of $188.0 million at December 31, 2015, which was primarily comprised of fixed income securities. The securities held by the insurance subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the insurance subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equity by type and sector are as follows (all amounts in '000s):

December 31, 2015		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$45,529	$244	$(136)	$45,637
	Corporate
	Banking/financial services	21,963	117	(166)	21,914
	Consumer goods	7,813	43	(121)	7,735
	Capital goods	15,524	127	(556)	15,095
	Energy	4,807	—	(401)	4,406
	Telecommunications/utilities	12,298	27	(450)	11,875
	Health care	3,038	—	(17)	3,021
	Total Corporate	65,443	314	(1,711)	64,046
	Mortgage backed - agency	34,874	112	(313)	34,673
	Mortgage backed - commercial	19,961	158	(244)	19,875
	Total Mortgage Backed	54,835	270	(557)	54,548
	Other asset backed	19,648	14	(120)	19,542
Total Fixed Income		$185,455	$842	$(2,524)	$183,773
Equities		4,147	139	(46)	4,240
Totals		$189,602	$981	$(2,570)	$188,013

December 31, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage Backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
Total Fixed Income		$126,701	$1,067	$(819)	$126,949
Equities		2,220	12	(139)	2,093
Totals		$128,921	$1,079	$(958)	$129,042
Equity Method Investments:
The following table summarizes investments in equity method investments by investment type at December 31, 2015 and December 31, 2014 (all amounts in '000s):

	Unfunded Commitments	Carrying Value
As of December 31,	2015	2015	2014
Real estate	$1,775	$10,300	$2,754
Insurance linked securities	—	8,747	8,266
Activist hedge funds	—	3,685	3,346
Venture capital	700	205	—
Total Equity Method Investments	$2,475	$22,937	$14,366
Atlas' other investments are comprised of various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interest is not deemed minor, and the investments are accounted for under the equity method of accounting. At December 31, 2015, the carrying value was approximately $22.9 million versus approximately $14.4 million at December 31, 2014. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives dividends on a routine basis, which approximate the income earned on some of the limited partnerships that invest in income-producing real estate. For the year ended December 31, 2015, investment income generated by equity method investments was $1.3 million, compared to $693,000 for the year ended December 31, 2014. The increase in investment income related to these investments was primarily the result of higher than anticipated yields.

Liquidity and Cash Flow Risk
The following table summarizes the amortized cost and fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity Date ($ in '000s)

At December 31,	2015			2014
	Amortized Cost	Fair Value	%	Amortized Cost	Fair Value	%
Due in less than one year	$12,504	$12,527	6.8%	$1,786	$1,875	1.5%
Due in one through five years	69,082	68,412	37.2%	54,315	54,349	42.8%
Due after five through ten years	42,631	42,285	23.0%	23,432	23,166	18.2%
Due after ten years	61,238	60,549	33.0%	47,168	47,559	37.5%
Total	$185,455	$183,773	100.0%	$126,701	$126,949	100.0%
At December 31, 2015, 44.0% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. With a weighted contractual duration of 4.1 years, changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
As of December 31, 2015, Atlas' allowance for bad debt was $846,000. Atlas' allowance for bad debt increased by $286,000 compared to $560,000 as of December 31, 2014. This increase in the allowance for bad debt is due to the increase in the level of written premium.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 84.9% rated ‘A’ or better at December 31, 2015 compared to 87.4% at December 31, 2014.
Credit Ratings of Fixed Income Securities Portfolio ($ in '000s)

At December 31,	2015		2014
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$106,878	58.1%	$77,856	61.3%
AA/Aa	20,348	11.1%	10,897	8.6%
A/A	28,765	15.7%	22,206	17.5%
BBB/Baa	26,512	14.4%	15,990	12.6%
BB	1,270	0.7%	—	—%
Total Securities	$183,773	100.0%	$126,949	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges that were considered other-than-temporary for the years ended December 31, 2015 and 2014 and recognized charges of $311,000 for securities impairments for the year ended December 31, 2013.

The length of time securities may be held in an unrealized loss position may vary based on the opinion of the appointed investment manager and their respective analyses related to valuation and to the various credit risks that may prevent us from recapturing the principal investment. In cases of securities with a maturity date where the appointed investment manager determines that there is little or no risk of default prior to the maturity of a holding, Atlas would elect to hold the security in an unrealized loss position until the price recovers or the security matures. In situations where facts emerge that might increase the risk associated with recapture of principal, Atlas may elect to sell securities at a loss. Atlas had no material gross unrealized losses in its portfolio at December 31, 2015 or at December 31, 2014.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for the companies in our ASI Pool (American Country, American Service and Gateway). Our initial cession was 5% of subject written premiums, which was increased to 15% effective April 1, 2015. Under this contract, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Global Liberty historically maintained lower reinsurance retention limits. For 2015, we have left the reinsurance program for this subsidiary unchanged.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $32.7 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers at December 31, 2015 as compared to $20.7 million at December 31, 2014. The increase is attributable primarily to the Global Liberty acquisition with some impact from the increase in the Quota Share cession rate effective April 1, 2015.
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

Deferred Tax Asset
Components of Deferred Tax (in '000s)

At December 31,	2015	2014
Deferred tax assets:
Losses carried forward	$12,656	$14,212
Unpaid claims and unearned premiums	8,122	5,560
Tax credits	662	662
Investments	36	—
Commissions	1,306	319
All other	1,457	476
Total gross deferred tax assets	24,239	21,229

Deferred tax liabilities:
Deferred policy acquisition costs	3,582	2,776
Investments	—	740
Fixed assets	401	396
Intangible assets	1,465	—
All other	1,625	—
Total gross deferred tax liabilities	7,073	3,912
Net deferred tax assets	$17,166	$17,317
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
Following this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $12.7 million at December 31, 2015.
Atlas has the following total net operating loss carryforwards at December 31, 2015:
Net Operating Loss Carryforward by Expiry ($ in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,481
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,669
2012	2032	2,890
Total		$36,160
Assets Held for Sale
On May 22, 2012, Atlas closed the sale of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the 5 year lease term. Atlas recognized $43,000 as an offset to rent expense for the years ended December 31, 2015, 2014, and 2013. Total rental expense recognized on the headquarters building was $704,000, $707,000 and $699,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The decrease in rental expense on the headquarters building for the year ended December 31, 2015 was due to lower utility costs.

On November 13, 2015, Atlas sold one of its two properties located in Alabama and recognized a loss of $20,000. The remaining property is listed for sale for an amount greater than its carried value.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision at December 31, 2015 and at December 31, 2014. The provision for unpaid claims increased by 24.0% to $127.0 million at December 31, 2015 compared to $102.4 million at December 31, 2014. During the year ended December 31, 2015, case reserves decreased by 19.7% compared to December 31, 2014, while IBNR reserves increased by 89.9%. The decrease in case reserves resulted from management's review of outstanding unpaid claims based on the findings of its predictive analytics software offset by the reserves acquired from Global Liberty. Predictive analytics software observes patterns in past data and uses mathematics and statistics to predict future data consistently without human subjectivity. The continuing pay down of non-core programs in runoff also decreased loss reserves on a year over year basis. The increase in IBNR related primarily to premium growth offset by the favorable development on Gateway's commercial auto program. The Global Liberty acquisition increased case reserves by 19.4% and IBNR by 41.5%. Excluding the Global Liberty acquisition, gross case reserves on Atlas' core lines decreased by 31.8% during the year ended December 31, 2015 due to updates in the estimated costs on outstanding unpaid claims.
Provision for Unpaid Claims by Type - Gross of Reinsurance ($ in '000s)

At December 31,	2015	2014	YTD% Change
Case reserves	$49,441	$61,588	(19.7)%
IBNR	77,570	40,842	89.9%
Total	$127,011	$102,430	24.0%
Provision for Unpaid Claims by Line of Business – Gross of Reinsurance ($ in '000s)

At December 31,	2015	2014	YTD% Change
Commercial automobile	$116,377	$87,123	33.6%
Other	10,634	15,307	(30.5)%
Total	$127,011	$102,430	24.0%
Provision for Unpaid Claims by Line of Business - Net of Reinsurance Recoverables ($ in '000s)

At December 31,	2015	2014	YTD% Change
Commercial automobile	$95,043	$82,164	15.7%
Other	2,569	1,845	39.2%
Total	$97,612	$84,009	16.2%
The Other line of business is comprised of run-off and non-core lines, namely, Atlas’ surety business, Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Global Liberty's homeowners, and other liability and assigned risk pools.
Our surety program primarily consists of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party and is being transitioned to another carrier. No new premium was written in connection with this program in 2015, however, there was a small amount of renewals recorded in 2015.
The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party.
Our non-standard personal lines business was fully transitioned from the Company during 2012.
The non-renewal process for Global Liberty's homeowners program began prior to Atlas' acquisition and remains underway. This book of business is relatively small and substantially reinsured.
Other liability and assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.

Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2015, 2014, and 2013 were as follows ($ in '000s):

For the year ended December 31,	2015	2014	2013
Unpaid claims, beginning of period	$102,430	$101,385	$70,067
Less: reinsurance recoverable	18,421	18,144	5,680
Net beginning unpaid claims reserves	84,009	83,241	64,387

Net reserves acquired	19,396	—	29,923

Change in retroactive reinsurance ceded	2,037	2,415	(5,919)

Incurred related to:
Current year	89,828	61,680	45,604
Prior years	166	(602)	8
	89,994	61,078	45,612
Paid related to:
Current year	32,402	19,427	12,874
Prior years	65,422	43,298	37,888
	97,824	62,725	50,762

Net unpaid claims, end of period	$97,612	$84,009	$83,241
Add: reinsurance recoverable	29,399	18,421	18,144
Unpaid claims, end of period	$127,011	$102,430	$101,385
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

The table below summarizes the changes over time in the provision for unpaid loss and loss adjustment expenses. The first section of the table shows the provision for unpaid loss and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. The original provision for each year is presented on a gross basis as well as net of estimated reinsurance recoverable on unpaid loss and loss adjustment expenses. The second section displays the cumulative amount of payments made through the end of each subsequent year with respect to each original provision. The third section presents the re-estimation over subsequent years of each year’s original net liability for unpaid loss and loss adjustment expenses as more information becomes known and trends become more apparent. The final section compares the latest re-estimation to the original estimate for each year presented in the table on both a gross and net basis.

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

Provision for Unpaid Claims, Net of Recoveries from Reinsurers as of December 31, 2015 ($ in ‘000s)

2015	2014(1)	2013	2012(2)	2011	2010	2009	2008(3)	2007	2006	2005
Gross reserves for unpaid claims and claims expenses
$127,011	$133,161	$101,385	$106,276	$91,643	$132,578	$179,054	$173,652	$183,649	$191,171	$202,677
Less: Reinsurance recoverable on unpaid claims and claims expenses
29,399	29,756	18,144	11,965	7,824	6,477	5,196	103,612	107,837	111,911	95,215
Reserve for unpaid claims and claims expenses, net
97,612	103,405	83,241	94,311	83,819	126,101	173,858	70,040	75,812	79,260	107,462
Cumulative paid on originally established reserve as of:
One year later	$65,422	$43,298	$37,888	$37,052	$58,562	$76,835	$(38,449)	$29,811	$29,917	$30,637
Two years later		76,619	65,533	57,047	87,803	125,455	13,573	2,812	49,804	52,182
Three years later			84,780	69,840	103,939	149,800	43,671	38,650	33,742	66,806
Four years later				77,817	114,428	162,221	59,181	59,370	57,853	60,877
Five years later					121,085	170,892	66,934	70,075	69,428	75,935
Six years later						176,834	71,982	74,843	73,803	81,347
Seven years later							75,465	78,400	76,485	83,175
Eight years later								80,030	78,330	84,916
Nine years later									79,436	86,416
Ten years later										87,421

Unpaid claims as of:
One year later	$40,186	$41,756	$56,431	$46,983	$69,230	$102,173	$114,284	$46,338	$50,772	$76,344
Two years later		19,579	27,966	25,913	35,206	56,268	65,101	75,258	31,322	56,428
Three years later			11,898	10,771	21,124	29,375	35,500	43,336	46,116	43,015
Four years later				4,839	8,966	18,229	17,139	21,859	25,534	26,714
Five years later					4,061	7,892	10,489	9,910	11,061	15,329
Six years later						3,353	5,043	6,063	5,523	6,712
Seven years later							2,444	2,919	3,046	3,948
Eight years later								1,552	1,805	2,622
Nine years later									861	1,704
Ten years later										800

Re-estimated net liability as of:
One year later	$105,608	$85,054	$94,319	$84,035	$127,792	$179,008	$75,835	$76,149	$80,689	$106,981
Two years later		96,198	93,499	82,960	123,009	181,723	78,674	78,070	81,126	108,610
Three years later			96,678	80,611	125,063	179,175	79,171	81,986	79,858	109,821
Four years later				82,656	123,394	180,450	76,320	81,229	83,387	87,591
Five years later					125,146	178,784	77,423	79,985	80,489	91,264
Six years later						180,187	77,025	80,906	79,326	88,059
Seven years later							77,909	81,319	79,531	87,123
Eight years later								81,582	80,135	87,538
Nine years later									80,297	88,120
Ten years later										88,221

Change in retroactive reinsurance ceded:
	$2,037	$2,415	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2015:
Cumulative (redundancy) deficiency - net
	$166	$10,542	$2,367	$(1,163)	$(955)	$6,329	$7,869	$5,770	$1,037	$(19,241)
Cumulative (redundancy) deficiency as a % of reserves originally established- net
	0.2%	12.7%	2.5%	(1.4)%	(0.8)%	3.6%	11.2%	7.6%	1.3%	(17.9)%
Re-estimated liability- gross
	$138,875	$116,646	$114,213	$96,350	$136,116	$188,057	$194,538	$198,559	$201,765	$214,280
Less: Re-established reinsurance recoverable
	33,267	20,448	17,535	13,694	10,970	7,870	116,629	116,977	121,468	126,059
Re-estimated provision- net
	105,608	96,198	96,678	82,656	125,146	180,187	77,909	81,582	80,297	88,221
Cumulative (redundancy) deficiency– gross
	5,714	15,261	7,937	4,707	3,538	9,003	20,886	14,910	10,594	11,603
(1) Includes Global Liberty reserves acquired as of March 11, 2015
(2) Includes Gateway reserves acquired as of January 1, 2013
(3) Negative payment as of one year later results from the commutation of reinsured reserves by Kingsway Re.

Contractual Obligations
The table below summarizes future payments under contractual obligations and estimated claims settlements for the year ended December 31, 2015:

(in '000s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$17,500	$—	$—	$17,500	$—
Operating lease	6,832	1,731	2,159	1,884	1,058
Estimated claims liability, net of reinsurance	97,612	35,751	42,439	17,445	1,977
Total	$121,944	$37,482	$44,598	$36,829	$3,035
Notes Payable does not include the interest payments and non-utilization fees related to the balance outstanding at December 31, 2015. The interest on the notes payable is variable and cannot be reasonably estimated. See the "Liquidity and Capital Resources" section below for further details regarding notes payable and the non-utilization fees. The note payable is due after five years with interest only payments until the principal is due.
Estimated claims liability are calculated based on actuarial assumptions and will differ from actual future claim settlements. The amounts in the table above have been presented net of reinsurance.
The Company has entered into subscription agreements to commit up to $6.8 million of capital to allow for participation by the Company in limited liability investments that invest in income-producing real estate, small business loans and equity securities.
At December 31, 2015, we had contractual obligations to provide additional funds for investments in limited liability investments included in other investments for up to $2.5 million not included in the table above. There is no certainty of when these amounts will be required to be provided.
Off-Balance Sheet Arrangements
At December 31, 2015, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the years ended years ended December 31, 2015, 2014, and 2013:
Changes in Shareholders' Equity

(in '000s)	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Share-holders' Equity
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income	—	—	—	—	6,180	—	6,180
U.S. initial public offering, net of offering costs	—	16	(10)	9,750	—	—	9,756
Issuance of preferred shares	2,000	—	—	—	—	—	2,000
Warrants exercised	—	5	—	7,176	—	—	7,181
Other comprehensive loss	—	—	—	—	—	(3,181)	(3,181)
Repurchase of preferred shares	(18,000)	—	—	1,800	—	—	(16,200)
Share-based compensation	—	—	—	247	—	—	247
Preferred dividends declared and paid	—	—	—	(2,145)	—	—	(2,145)
Other	—	3	(4)	(1)	(1)	(1)	(4)
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income	—	—	—	—	17,702	—	17,702
Proceeds from U.S. public offering, net of offering costs	—	6	—	25,015	—	—	25,021
Other comprehensive income	—	—	—	—	—	1,509	1,509
Share-based compensation	—	—	—	1,469	—	—	1,469
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	14,430	—	14,430
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive loss	—	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	—	145	—	—	145
Share-based compensation	—	2		1,817	—	—	1,819
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
As of March 4, 2016, there were 11,890,432 ordinary voting common shares outstanding, 132,863 restricted voting common shares outstanding, and 6,940,500 preferred shares issued and outstanding.
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
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary shares were offered by Atlas, and 2,625,000 ordinary shares were sold by KAI, a wholly-owned subsidiary of Kingsway Financial Services Inc., or other Kingsway subsidiaries (collectively, "Kingsway") at a price of $5.85 per share, less underwriting discounts and expenses. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, Atlas realized combined proceeds of $9.8 million.
On August 1, 2013, Atlas repurchased 18,000,000 preferred shares owned by Kingsway pursuant to the Share Repurchase Agreement. Atlas recorded a $1.8 million benefit related to the discount on the repurchase of these shares from Kingsway.
The remaining preferred shares are beneficially owned or controlled by the former owners of Gateway and Anchor. Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of

$0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions, prior to the conversion date. Preferred shareholders are not entitled to vote. Preferred shares are convertible into ordinary voting common shares at the option of the former owners of Gateway and Anchor at any date after the fifth year of issuance at the rate of 0.1270 and 0.0500, respectively, ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event.
During the years ended December 31, 2015 and 2014, Atlas did not declare or pay dividends earned through the preferred shares. During the year ended December 31, 2013, Atlas declared and paid $2.1 million in dividends earned through the preferred shares to Kingsway, the cumulative amount to which they were entitled through the end of July 2013. The cumulative amount of dividends to which the preferred shareholders are entitled upon liquidation or sooner, if Atlas declares dividends, is $460,000 as of the year ended December 31, 2015, or $0.04 per common share.
On October 18, 2013 and on November 13, 2013, Kingsway notified the Company that it had sold 529,608 and 600,000 of its restricted voting common shares, respectively, bringing its restricted voting common share count to 132,863 or 1.4% of the outstanding common shares as of December 31, 2013.
During the year ended December 31, 2013, 1,327,840 warrants and 1,000 options were exercised, which resulted in the issuance of 1,328,840 common shares.
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
Book Value per Ordinary Share
Book value per ordinary share was as follows:

($ in '000s, except for shares and per share data)	December 31, 2015	December 31, 2014
Shareholders' equity	$129,622	$109,399
Less: Preferred stock in equity	6,941	2,000
Less: Accumulated dividends on preferred stock	460	184
Common equity	$122,221	$107,215
Participative shares:
Common shares outstanding	12,015,888	11,771,586
Restricted stock units (RSUs)	29,631	37,038
Total participative shares	12,045,519	11,808,624
Book value per participative share outstanding	$10.15	$9.08
Liquidity and Capital Resources
Liquidity Management - The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable and may create increased liquidity requirements.
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

On May 7, 2014, American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas, entered into a loan and security agreement (“Former Loan Agreement”) for a $10.0 million revolving loan facility with Fifth Third Bank. Under the Former Loan Agreement, funds could be borrowed and re-borrowed on a revolving basis by American Acquisition, from the closing date until (but not including) May 7, 2015, the loan maturity date. The interest rate on the advances under the revolving loan facility was generally LIBOR plus 2.75%, provided that, during a default, interest would accrue at a rate equal to LIBOR plus 5%. In addition, there was a non-utilization fee equal to 0.25% per annum of an amount equal to $10.0 million less the daily average of the aggregate principal amount of the revolving loans outstanding plus the aggregate amount of the letter of credit obligations outstanding.
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. The Loan Agreement includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time during the first twelve months of the agreement effective date of March 9, 2015. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%. This $5.0 million revolving line of credit replaces the $10.0 million revolving line of credit American Acquisition previously had in place with Fifth Third Bank under the Former Loan Agreement.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of December 31, 2015, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of December 31, 2015, $2.0 million in funds were accessed from the Revolver and used for the Anchor acquisition. $15.5 million in funds were accessed against the Draw Amount as of December 31, 2015. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of December 31, 2015. As of December 31, 2015, the unused funds for the Revolver and the Draw Amount were $3.0 million and $14.5 million, respectively.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

For the years ended December 31,	2015	2014	2013
Net cash flows provided by (used in) operating activities	$8,477	$13,716	$(5,920)
Net cash flows provided by (used in) financing activities	17,645	25,022	(1,405)
Net cash flows used in investing activities	(40,354)	(11,963)	(2,776)
Net (decrease) increase in cash	$(14,232)	$26,775	$(10,101)
Cash provided by operations during the years ended December 31, 2015 and 2014 was primarily as a result of net income. Cash used by operating activities during the year ended December 31, 2013 was due to an increase in premiums receivable that was billed on an installment basis and the timing of the reinsurance recoverable collections. Cash provided by financing activities during the year ended December 31, 2015 resulted from proceeds from the Revolver and Draw Amount and the exercise of options. Cash provided by financing activities during the year ended December 31, 2014 was the result of the capital raise in the second quarter of 2014. Cash used by financing activities during the year ended December 31, 2013 was for the redemption of preferred shares offset by proceeds from our initial U.S. public offering and the exercise of warrants. Cash used by investing activities during the years ended December 31, 2015, 2014, and 2013 was due to the net purchase of invested assets and purchases of subsidiaries. For the year ended December 31, 2015, investing activities included $11.0 million in cash used in the Anchor acquisition net of the cash received. For the year ended December 31, 2013, investing activities included $11.1 million in cash provided by the Gateway acquisition. Net cash received in this acquisition was greater than the cash paid in the acquisition.

Capital resources - The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive income (loss).
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
The insurance subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million, and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code, and New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
Net income computed under statutory-basis accounting was $3.4 million, $6.1 million, $2.0 million and $1.2 million for American Country, American Service, Gateway and Global Liberty, respectively, for the year ended December 31, 2015. Net income for the year ended December 31, 2014 was $2.0 million, $4.0 million and $1.7 million for American Country, American Service and Gateway, respectively. The combined statutory capital and surplus of the insurance subsidiaries was $118.5 million and $63.0 million as of December 31, 2015 and December 31, 2014, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the years ended December 31, 2015 and 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the risk that Atlas will incur losses due to adverse changes in interest rates, currency exchange rates or equity prices. Having increased our mortgage and asset backed securities holdings, our primary market risk exposures in the fixed income securities portfolio are to changes in interest rates, inflation and the uncertainty of prepayment assumptions. Because Atlas’ securities portfolio is comprised of primarily fixed income securities, periodic changes in interest rate levels generally impact its financial results to the extent that the securities in its available-for-sale portfolio are recorded at market value. During periods of rising interest rates, the market value of the existing fixed income securities will generally decrease, and realized gains on fixed income securities will likely be reduced. The reverse is true during periods of declining interest rates. Changes in inflation can influence the interest rates, which can impact the fair value of our available-for-sale fixed income portfolio and yields on new investments.
Although mortgages can have a contractual term of a certain number of years, quite often mortgages are paid off much sooner. Because of these unscheduled prepayments, predicting the maturity of mortgage backed securities can be problematic. In addition, mortgage backed securities are marketable and can trade at premiums, discounts or par value, depending upon changes in current market rates. A current-coupon pass through trades at par value, while high-coupon pass throughs trade at premiums and low-coupon securities trade at discounts. Prepayment speed can affect premium and discount pass-throughs adversely. Prepayments at par value result in cash flows that can only be reinvested at the lower, current rate. Consequently, faster-than-anticipated prepayments deny the investor the high cash flows that justified the premium price in the first place. On the other hand, slower prepayments offer the investor more time to earn the higher coupon rate. For mortgage backed securities trading at a discount pass-through, faster-than-expected prepayments can allow the investor to reinvest in securities with higher coupon rates. The reverse happens when prepayments are slower than expected. The investor can be forced to hold on to the lower coupons for a longer period of time, thereby reducing realized yield.
With a weighted contractual duration of 4.1 years, changes in interest rates will have a modest market value impact on the Atlas fixed income portfolio relative to longer duration portfolios. Atlas can, and typically does, hold bonds to maturity by matching duration with the anticipated liquidity needs.
Atlas' available-for-sale equity securities are primarily subject to equity price risk. Equity price risk is the risk of loss in the fair value of equity securities due to the adverse changes in equity prices. The available-for-sale equity securities portfolio is approximately 2% of Atlas' total investment portfolio, and any adverse impact from equity price risk would not be material to Atlas' investment portfolio.
Interest Rate Risk
Sensitivity analysis expresses the potential loss in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices over a select period of time. The actual results may differ from the hypothetical results below, since the analysis does not include any action that would be taken by the company to reduce the negative impact of changes in the interest rate.
Atlas’ available-for-sale fixed income securities held at December 31, 2015 were $183.8 million. A 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $163,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $181,000. Atlas uses a 1 year time period with a 100 basis point increase and decrease to determine the impact on the fixed income security portfolio.
A 100 basis point increase would have also decreased other comprehensive income by approximately $6.4 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates. Atlas uses the duration of the portfolio to determine the impact on other comprehensive income from 100 basis point changes in the interest rate.
Atlas' notes payable have variable interest components subject to interest rate risk. As of December 31, 2015, Atlas has a $15.5 million line of credit outstanding with interest at one-month LIBOR plus 4.5% and a $2 million revolving line of credit outstanding that bears interest at one-month LIBOR plus 2.75%. Total notes payable subject to interest rate risk at December 31, 2015 was $17.5 million. For the sensitivity analysis, an instantaneous 100 basis point increase and decrease are assumed on the outstanding balance at December 31, 2015. An instantaneous 100 basis point increase in the one-month LIBOR rate would increase interest payments on notes payable by $175,000. Conversely, an instantaneous 100 basis point decrease would decrease interest payments on notes payable by $175,000.

Credit Risk
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
Equity price risk
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
Underwriting Risk
Underwriting risk is the risk that the total cost of claims and acquisition expenses will exceed premiums received and can arise from numerous factors, including pricing risk, reserving risk, catastrophic loss risk, reinsurance coverage risk and the risk that loss and loss adjustment expense reserves are not sufficient.

Item 8. Financial Statements and Supplemental Schedules
Report of Independent Registered Public Accounting Firm
on Internal Controls over Financial Reporting

Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited Atlas Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atlas Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Atlas Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Atlas Financial Holdings, Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2015 and December 31, 2014, and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 7, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statements schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Financial Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlas Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 7, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, shareholders' equity and cash flows of Atlas Financial Holdings, Inc. ("the Company") for the year ended December 31, 2013. Our audit also included the financial statement schedules for the year ended December 31, 2013 listed in Item 15 of the Company's Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Atlas Financial Holdings, Inc.’s consolidated operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Johnson Lambert LLP
Arlington Heights, Illinois
March 10, 2014

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	December 31, 2015	December 31, 2014
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $185,455 and $126,701)	$183,773	$126,949
Equity securities, at fair value (cost $4,147 and $2,220)	4,240	2,093
Other investments	22,937	14,366
Total Investments	210,950	143,408
Cash and cash equivalents	22,354	36,586
Accrued investment income	1,036	660
Premiums receivable (net of allowance of $846 and $560)	82,529	47,385
Reinsurance recoverables on amounts paid	3,277	2,230
Reinsurance recoverables on amounts unpaid	29,399	18,421
Prepaid reinsurance premiums	17,412	3,628
Deferred policy acquisition costs	10,235	8,166
Deferred tax asset, net	17,166	17,317
Goodwill	2,726	—
Intangible assets	4,925	740
Software and office equipment, net	2,589	2,819
Other assets	6,941	2,385
Assets held for sale	34	166
Total Assets	$411,573	$283,911

Liabilities
Claims liabilities	$127,011	$102,430
Unearned premiums	108,202	58,950
Due to reinsurers and other insurers	10,781	2,456
Note payable	17,500	—
Other liabilities and accrued expenses	18,457	10,676
Total Liabilities	$281,951	$174,512
Commitments and contingencies (see Note 18)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 2015 - 6,940,500 and 2014 - 2,000,000. Liquidation value $1.00 per share	$6,941	$2,000
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: 2015 - 11,883,025 and 2014 - 11,638,723	36	34
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: 2015 and 2014 - 132,863	—	—
Additional paid-in capital	198,041	196,079
Retained deficit	(74,364)	(88,794)
Accumulated other comprehensive (loss) income, net of tax	(1,032)	80
Total Shareholders’ Equity	$129,622	$109,399
Total Liabilities and Shareholders’ Equity	$411,573	$283,911
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

Consolidated Statements of Income	Year Ended December 31,
	2015	2014	2013
Net premiums earned	$152,064	$98,124	$71,344
Net investment income	3,976	3,110	2,141
Net realized investment gains	455	382	529
Other income	356	2	13
Total revenue	156,851	101,618	74,027
Net claims incurred	89,994	61,078	45,612
Acquisition costs	18,592	14,048	10,373
Other underwriting expenses	23,325	13,863	11,255
Amortization of intangible assets	315	—	—
Interest expense	638	—	129
Expenses incurred pursuant to Gateway stock purchase agreement	942	—	—
Expenses incurred related to acquisition of subsidiaries	999	694	406
Total expenses	134,805	89,683	67,775
Income from operations before income tax expense	22,046	11,935	6,252
Income tax expense (benefit)	7,616	(5,767)	72
Net income	14,430	17,702	6,180
Add: Discount realized on preferred share buyback	—	—	1,800
Less: Preferred share dividends	276	94	619
Net income attributable to common shareholders	$14,154	$17,608	$7,361

Basic weighted average common shares outstanding	11,975,579	10,937,181	8,007,458
Earnings per common share, basic	$1.18	$1.61	$0.92
Diluted weighted average common shares outstanding	12,735,679	11,341,588	10,840,868
Earnings per common share, diluted	$1.13	$1.56	$0.74

Consolidated Statements of Comprehensive Income

Net income	$14,430	$17,702	$6,180

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(1,912)	2,029	(4,354)
Reclassification to income of net realized investment gains (losses)	203	257	(469)
Effect of income tax	597	(777)	1,642
Other comprehensive (loss) income	(1,112)	1,509	(3,181)
Total comprehensive income	$13,318	$19,211	$2,999

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Share-holders' Equity
Balance December 31, 2012	$18,000	$4	$14	$152,768	$(112,675)	$1,753	$59,864
Net income	—	—	—	—	6,180	—	6,180
U.S. initial public offering, net of offering costs	—	16	(10)	9,750	—	—	9,756
Issuance of preferred shares	2,000	—	—	—	—	—	2,000
Warrants exercised	—	5	—	7,176	—	—	7,181
Other comprehensive loss	—	—	—	—	—	(3,181)	(3,181)
Repurchase of preferred shares	(18,000)	—	—	1,800	—	—	(16,200)
Share-based compensation	—	—	—	247	—	—	247
Preferred dividends declared and paid	—	—	—	(2,145)	—	—	(2,145)
Other	—	3	(4)	(1)	(1)	(1)	(4)
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income	—	—	—	—	17,702	—	17,702
Proceeds from U.S. public offering, net of offering costs	—	6	—	25,015	—	—	25,021
Other comprehensive income	—	—	—	—	—	1,509	1,509
Share-based compensation	—	—	—	1,469	—	—	1,469
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	14,430	—	14,430
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive loss	—	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	—	145	—	—	145
Share-based compensation	—	2	—	1,817	—	—	1,819
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000s of US dollars, except for share and per share data)	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$14,430	$17,702	$6,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	966	856	795
Share-based compensation expense	1,819	1,469	247
Amortization of deferred gain on sale of headquarters building	(43)	(43)	(43)
Amortization of intangible assets	315	—	—
Deferred income taxes	(174)	(8,776)	(1,072)
Net realized gains	(455)	(382)	(433)
(Gain) loss in equity of investees	(1,238)	(632)	28
Amortization of bond premiums and discounts	1,525	756	1,092
Expenses incurred pursuant to Gateway stock purchase agreement	941	—	—
Net changes in operating assets and liabilities (net of acquisition):
Premiums receivable and other assets, net	(26,469)	(11,826)	(7,490)
Due from reinsurers and other insurers	(7,931)	(2,925)	(6,872)
Deferred policy acquisition costs	(240)	(1,492)	(1,676)
Accrued investment income	(13)	34	(14)
Claims liabilities	(6,150)	1,045	(4,891)
Unearned premiums	26,276	14,718	9,174
Due to reinsurers and other insurers	3,542	(157)	(1,476)
Accounts payable and accrued liabilities	1,376	3,369	531
Net cash flows provided by (used in) operating activities	8,477	13,716	(5,920)

Investing activities:
Purchase of subsidiary (net of cash acquired)	(10,956)	—	11,081
Purchases of:
Fixed income securities	(78,921)	(31,671)	(69,328)
Equity securities	(3,340)	(1,969)	—
Other investments	(7,332)	(12,500)	—
Property, equipment and other	(713)	(1,167)	(1,245)
Proceeds from sale and maturity of:
Fixed income securities	59,395	35,332	55,328
Equity securities	1,402	12	1,388
Assets held for sale	111	—	—
Net cash flows used in investing activities	(40,354)	(11,963)	(2,776)

Financing activities:
Preferred share buyback	—	—	(16,200)
Proceeds from U.S. public offering, net of offering costs	—	25,021	9,756
Warrants exercised	—	—	7,181
Proceeds from notes payable	18,000	—	—
Repayment of note	(500)	—	—
Dividends paid	—	—	(2,145)
Options exercised	145	1	3
Net cash flows provided by (used in) financing activities	17,645	25,022	(1,405)

Net change in cash and cash equivalents	(14,232)	26,775	(10,101)

Cash and cash equivalents, beginning of period	36,586	9,811	19,912
Cash and cash equivalents, end of period	$22,354	$36,586	$9,811

Supplemental disclosure of cash information (in '000s):	Year Ended December 31,
	2015	2014	2013
Cash paid for:
Income taxes	$8,636	$3,308	$1,430
Interest	567	—	129

Supplemental disclosure of noncash investing and financing activities (in '000s):
Issuance of preferred shares related to purchase of subsidiary	$4,000	$—	$2,000
Issuance of preferred shares related to Gateway stock purchase agreement	941	—	—
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Atlas Financial Holdings, Inc. ("Atlas" or "We" or the "Company") commenced operations on December 31, 2010. The primary business of Atlas is underwriting commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
Atlas' business is carried out through its insurance subsidiaries: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company ("Gateway"), and as of March 11, 2015, Global Liberty Insurance Company of New York ("Global Liberty"), Anchor Group Management, Inc. ("Anchor Management"), Plainview Premium Finance Company, Inc. ("Plainview Delaware") and Plainview Delaware's wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. ("Plainview California" and together with Plainview Delaware, "Plainview").
The insurance subsidiaries distribute their insurance products through a network of retail independent agents. Together, the insurance subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. Atlas' core products are actively distributed in 41 of those states plus Washington, D.C. The insurance subsidiaries share common management and operating infrastructure.
Atlas' ordinary voting common shares were previously listed on the TSX Venture Exchange (“TSXV”) under the symbol “AFH” from January 6, 2011 to June 4, 2013, when Atlas' application for the voluntary delisting of its ordinary voting common shares from the TSXV was approved.
Atlas' ordinary voting common shares became listed on the NASDAQ stock exchange on February 11, 2013, under the same symbol, "AFH."
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
Seasonality - The property and casualty ("P&C") insurance business is seasonal in nature. While Atlas' net premiums earned are generally stable from quarter to quarter, Atlas' gross premiums written follow the common renewal dates for the "light" commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, we implemented our New York “excess taxi program” in the third quarter of 2012, which has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely.
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
Anchor Holdings Group, Inc. (New York)
Global Liberty Insurance Company of New York (New York)
Plainview Premium Finance Company, Inc. (Delaware)
Plainview Premium Finance Company of California, Inc. (California)
Anchor Group Management, Inc. (New York)
We filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015, under the assumption that certain variable interest entities (“VIEs”), were controlled by Atlas. Based on new information obtained after the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we have determined that these VIEs are not controlled by Atlas. As a result, the Company no longer consolidates these VIEs. The amounts included within the September 30, 2015 Quarterly Report on Form 10-Q were not material.
Estimates and assumptions - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid loss and loss adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred tax asset valuation, premium receivable bad debt allowance and deferred policy acquisition cost recoverability.
Financial instruments - Financial instruments are recognized and derecognized using trade date accounting, since that is the date Atlas contractually commits to the purchase or sale with the counterparty.
Effective interest method - For securities other than mortgage backed and asset backed, Atlas utilizes the effective interest method to calculate the amortized cost of the financial asset and to amortize or accrete the discount or premium over the remaining life. The effective interest rate is the rate that discounts the estimated future cash flows through the expected life of the financial instrument. Mortgage backed and asset backed securities are valued using the retrospective adjustment method which uses the effective interest method and includes anticipated prepayments. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of available-for-sale securities are based on the net proceeds and the adjusted cost of the securities sold using the specific identification method.
Financial assets - Atlas classifies financial assets as described below. Management determines the classification at initial recognition based on the purpose of the financial asset.
Cash and cash equivalents - Cash and cash equivalents include cash and highly liquid securities with original maturities of 90 days or less.
Available for sale - Investments in fixed income and equity securities are classified as available for sale. Securities are classified as available-for-sale when Atlas may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income tax, included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.
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
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2015, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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
Premiums receivable - Premiums receivable include premium balances due and uncollected and installment premiums not yet due from agents and insureds.
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
When anticipated losses, loss adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2015, December 31, 2014, and December 31, 2013.
Income taxes - Income taxes expense (benefit) includes all taxes based on taxable income (loss) of Atlas and its subsidiaries, and are recognized in the statement of income and comprehensive income except to the extent that they relate to items recognized directly in other comprehensive income, in which case the income tax effect is also recognized in other comprehensive income.
Deferred taxes are recognized based on the differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items.
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
Goodwill – Atlas recognized goodwill as part of the acquisition of Anchor Holdings Group, Inc. The amounts recognized represent the cost of the acquisition above the fair value of the net assets acquired. Atlas reviews goodwill at least annually for impairment. Atlas concluded that there was no goodwill impairment in the year ended December 31, 2015.
Intangible assets – Atlas recognized intangible assets as part of the acquisition of Gateway and Anchor Holdings Group, Inc. The intangible assets are classified as either indefinite or definite lived depending on whether the useful lives can be identified. Atlas indefinite-lived intangible assets consist of state insurance licenses, and these intangible assets are reviewed for impairment at least annually. Atlas concluded that there was no indefinite-lived intangible asset impairment in either of the years ended December 31, 2015 and December 31, 2014. Definite-lived intangible assets are amortized over their useful lives on a straight-line basis except for customer related intangibles, which are on an accelerated basis. Atlas definite-lived intangible assets consist of trade names and trademarks with useful lives of 15 years and customer relationships with useful lives of 10 years. Atlas recorded $315,000 of intangible asset amortization for the year ended December 31, 2015.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.

The valuations are finalized within 12 months of the close of the acquisition (not including loss reserve development consideration, if applicable). The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the financial statements and presented separately on the income statement in the reporting period in which the adjustment amounts are determined.
Office equipment and software – Office equipment is stated at historical cost less depreciation. Subsequent costs are included in the asset’s carrying amount or capitalized as a separate asset only when it is probable that future economic benefits will be realized. Repairs and maintenance are recognized as an expense during the period incurred. Depreciation on equipment is provided on a straight-line basis over the estimated useful lives which range from 5 years for vehicles, 5 years for furniture, 5 years for enterprise software and 3 years for all other software and computer equipment and the term of the lease for leased equipment.
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
Share-based payments - Atlas has a stock-based compensation plan which is described fully in Note 12 to the Consolidated Financial Statements. Atlas uses the fair-value method of accounting to determine and account for equity settled transactions and to determine stock-based compensation for awards granted to employees and non-employees. For stock-based compensation for awards granted to employees and non-employees that include a performance provision, the Monte-Carlo simulation model is utilized to determine fair value. Stock-based compensation prior to 2015 was valued using the Black-Scholes option pricing model. Compensation expense is recognized over the period that the stock options vest, with a corresponding increase to additional paid in capital.
For option awards with graded vesting, expense is recognized on a straight line basis over the service period for the entire award.
Operating segments - Atlas operates in one business segment, the property and casualty insurance business.
Reclassifications - Certain accounts in the prior years' consolidated financial statement have been reclassified for comparative purposes to conform to the current year's presentation.
2. NEW ACCOUNTING STANDARDS
Pertinent accounting and disclosure pronouncements issued from time to time by the Financial Accounting Standards Board ("FASB") are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2016 have been adopted by the Company.
In February 2016, the FASB issued updated guidance on leases. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the guidance to determine the potential impact of its adoption on its consolidated financial statements.
In January 2016, the FASB issued updated guidance on recognition and measurement of financial assets and liabilities. One provision of this update requires equity investments, except those accounted for under the equity method, to be measured at fair value and changes in fair value are recognized in net income. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the guidance to determine the potential impact of its adoption on its consolidated financial statements.
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
In September 2015, the FASB issued updated business combination guidance requiring an acquirer to recognize and disclose adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update eliminates the requirement to retrospectively account for those adjustments. For public entities, this guidance is effective for years beginning after December 15, 2015, including interim periods within those years. The Company adopted this guidance for the reporting period ending December 31, 2015.
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
All other recently issued accounting pronouncements with effective dates after December 31, 2015 are not expected to have a material impact on the Consolidated Financial Statements.
3. ACQUISITIONS
Acquisition of Anchor Holdings Group, Inc. et. al.
On March 11, 2015, Atlas acquired Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty, along with its affiliated entities, Anchor Management, and Plainview (collectively, "Anchor"), from an unaffiliated third party. Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market.
Global Liberty is a New York-based insurance company that was writing approximately $40.0 million of annual taxi and limousine net written premium in states deemed favorable to Atlas at the time of our acquisition. Global Liberty is an admitted carrier in 13 states plus the District of Columbia. Atlas' acquisition of Anchor expands our distribution channel for core commercial automobile lines and provides incremental licensure as well as important infrastructure in the large New York market.
Under the terms of the stock purchase agreement, the purchase price was based on the combined U.S. GAAP book value of Anchor at December 31, 2014. Additional consideration, principally in the form of preferred shares, may be paid to the seller, or returned to us by the seller, depending upon the future development of Global Liberty’s actual loss reserves for certain lines of business over time.
The total purchase price for the combined entities of Anchor was $23.2 million, consisting of a combination of cash and Atlas preferred shares, and is estimated at approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share), subject to future price adjustments, as noted above. We have contractual protections to offset up to $4.0 million of future adverse reserve development during the five year period after the acquisition.
Global Liberty also wrote homeowners insurance in the northeast, which was non-renewed prior to the transaction.

The Anchor acquisition was accounted for using the acquisition method. Atlas began consolidating Anchor on March 11, 2015. The following unaudited pro forma summary presents Atlas' consolidated financial information for the years ended December 31, 2015 and 2014 as if Anchor had been acquired on January 1, 2014. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2014. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Years Ended
	December 31, 2015	December 31, 2014
Revenue	$162,311	$134,883
Income from operations before income tax expense[1]	23,601	16,212
Net income[1]	15,420	20,370
Basic earnings per share [1]	$1.26	$1.84
Diluted earnings per share [1]	$1.21	$1.77
1 - Excludes expenses incurred in the connection with the Anchor acquisition
From the date of acquisition through December 31, 2015, Anchor earned revenue of $27.5 million and net income of $2.4 million.
The value of certain assets and liabilities acquired are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations were finalized during the year ended December 31, 2015 (not including loss reserve development consideration). The changes upon finalization to the preliminary valuation of assets and liabilities resulted in an adjustment to identifiable intangible assets, goodwill, deferred tax and other liabilities. The following table presents the adjusted values of assets acquired and liabilities assumed for the Anchor acquisition based on its estimated fair value on March 11, 2015.

(in $ '000s)
Purchase Consideration
Cash	$19,199
Preferred stock	4,000
Total	$23,199

Allocation of Purchase Price

Cash and investments	$48,508
Other current assets	33,303
Property and equipment	22
Goodwill	2,726
Intangible assets	4,500
Total Assets	$89,059

Claims liabilities	$30,731
Unearned premiums	22,976
Accounts payable and other liabilities	11,231
Deferred tax liabilities	922
Total Liabilities	$65,860

Net assets acquired	$23,199
The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $4.5 million and $2.7 million, respectively. The Company recorded an adjustment to the purchase price allocation and amortization related to the identified intangible assets during the fourth quarter of 2015. Atlas recognized amortization expense of $315,000 during the year ended December 31, 2015 related to intangible assets acquired in the Anchor transaction. Atlas incurred $999,000 in transaction expenses related to the Anchor acquisition for the year ended December 31, 2015 and $694,000 for the year ended December 31, 2014.

The following table presents a summary of definite-lived intangible assets by major asset class at December 31, 2015:

(in $ '000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$97	$1,703
Customer relationship	10 years	2,700	218	2,482
		$4,500	$315	$4,185
Estimated future amortization expense for definite-lived intangible assets is $390,000 for each of the next five years.

Acquisition of Gateway Insurance Company
On January 2, 2013 we acquired Camelot Services, Inc. ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary, Gateway from an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.

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

The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2,000,000 preferred shares at $1.00 per preferred share) and $6.3 million in cash. The agreement includes contractual protections to offset up to $2.0 million of future reserve development. We have also agreed to provide the sellers up to $2.0 million in additional consideration in the event of favorable reserve development during the five year period after the acquisition.

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

The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an indefinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the years ended December 31, 2015, 2014, and 2013 related to intangible assets acquired in the Gateway transaction.
Atlas incurred $406,000 in legal and professional fee expenses related to the transaction during the year ended December 31, 2013. Atlas incurred $337,000 in one-time employee termination costs during the year ended December 31, 2013, plans for which were formulated in the same period, and also incurred $372,000 of additional interim transition/integration costs. These termination and transition/integration costs are included in "Other Underwriting Expenses" on the Consolidated Statements of Income and Comprehensive Income.
During the first quarter of 2015, the Company issued an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement due to the favorable development of Gateway’s actual loss reserves for certain lines of business. The Gateway preferred shares issued during the first quarter of 2015 have been recorded as additional acquisition expense and not as an adjustment to goodwill because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The estimate of this contingency could change in the future until all remaining claims are settled.
4. EARNINGS PER SHARE
Earnings per ordinary voting common shares, restricted voting common shares, and participative restricted stock units ("RSUs") (collectively, the "common shares") for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 are as follows ($ in '000s except for share and per share amounts):

Year Ended December 31,	2015	2014	2013
Basic:
Income from operations before income tax expense	$22,046	$11,935	$6,252
Income tax expense (benefit)	7,616	(5,767)	72
Net income	14,430	17,702	6,180
Add: Discount from preferred share buyback	—	—	1,800
Less: Preferred share dividends	276	94	619
Net income attributable to common shareholders for basic earnings per common share	$14,154	$17,608	$7,361
Weighted average common shares outstanding	11,975,579	10,937,181	8,007,458
Basic earnings per common share	$1.18	$1.61	$0.92

Diluted:
Income from operations before income tax expense	$22,046	$11,935	$6,252
Income tax expense (benefit)	7,616	(5,767)	72
Net income	14,430	17,702	6,180
Add: Discount from preferred share buyback	—	—	1,800
Net income attributable to common shareholders for dilutive earnings per common share	$14,430	$17,702	$7,980
Weighted average common shares outstanding	11,975,579	10,937,181	8,007,458
Dilutive potential ordinary shares:
Dilutive stock options outstanding	186,656	150,407	87,825
Dilutive warrants	—	—	1,158,085
Dilutive shares upon preferred share conversion	573,444	254,000	1,587,500
Dilutive average common shares outstanding	12,735,679	11,341,588	10,840,868
Dilutive earnings per common share	$1.13	$1.56	$0.74
Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the "if-converted" method).
As of December 31, 2015 and December 31, 2014, there were no outstanding warrants. On August 1, 2013, 18,000,000 preferred shares were repurchased. Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holder at any date after December 31, 2018 (2,940,500 at the rate of 0.1270 ordinary voting common shares for each preferred share) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic earnings per share. For the years ended December 31, 2015, 2014, and 2013, convertible preferred shares and stock options were deemed to be dilutive.
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
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed maturities and equities are as follows (all amounts in '000s):

December 31, 2015		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$45,529	$244	$(136)	$45,637
	Corporate
	Banking/financial services	21,963	117	(166)	21,914
	Consumer goods	7,813	43	(121)	7,735
	Capital goods	15,524	127	(556)	15,095
	Energy	4,807	—	(401)	4,406
	Telecommunications/utilities	12,298	27	(450)	11,875
	Health care	3,038	—	(17)	3,021
	Total Corporate	65,443	314	(1,711)	64,046
	Mortgage backed - agency	34,874	112	(313)	34,673
	Mortgage backed - commercial	19,961	158	(244)	19,875
	Total Mortgage Backed	54,835	270	(557)	54,548
	Other asset backed	19,648	14	(120)	19,542
Total Fixed Income		185,455	842	(2,524)	183,773
Equities		4,147	139	(46)	4,240
Totals		$189,602	$981	$(2,570)	$188,013

December 31, 2014		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income:
U.S.	Government	$20,506	$32	$(159)	$20,379
	Corporate
	Banking/financial services	15,551	215	(31)	15,735
	Consumer goods	3,478	50	(13)	3,515
	Capital goods	14,285	354	(52)	14,587
	Energy	2,829	—	(84)	2,745
	Telecommunications/utilities	5,297	67	(8)	5,356
	Health care	1,948	—	(16)	1,932
	Total Corporate	43,388	686	(204)	43,870
	Mortgage backed - agency	30,772	250	(160)	30,862
	Mortgage backed - commercial	16,774	79	(269)	16,584
	Total Mortgage Backed	47,546	329	(429)	47,446
	Other asset backed	15,261	20	(27)	15,254
Total Fixed Income		126,701	1,067	(819)	126,949
Equities		2,220	12	(139)	2,093
Totals		$128,921	$1,079	$(958)	$129,042

The following tables summarize carrying amounts of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

At December 31, 2015	One year or less	One to five years	Five to ten years	More than ten years	Total
Amortized Cost	$12,504	$69,082	$42,631	$61,238	$185,455
Fair Value	$12,527	$68,412	$42,285	$60,549	$183,773
Percentage of total	6.8%	37.2%	23.0%	33.0%	100.0%

At December 31, 2014	One year or less	One to five years	Five to ten years	More than ten years	Total
Amortized Cost	$1,786	$54,315	$23,432	$47,168	$126,701
Fair Value	$1,875	$54,349	$23,166	$47,559	$126,949
Percentage of total	1.5%	42.8%	18.2%	37.5%	100.0%
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
The total fair value of the securities currently in an unrealized loss position was $123.6 million at December 31, 2015 with a total temporary impairment relating to unrealized losses of $2.6 million. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the near term change in market value of these securities to be realized.

The aging of unrealized losses on the Company's investments in fixed income and equity securities is presented as follows (all amounts in '000s):

		Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2015		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S.	Government	$15,582	$(95)	$3,809	$(41)	$19,391	$(136)
	Corporate
	Banking/financial services	12,216	(161)	595	(5)	12,811	(166)
	Consumer goods	6,044	(121)	—	—	6,044	(121)
	Capital goods	9,425	(428)	755	(128)	10,180	(556)
	Energy	3,862	(337)	544	(64)	4,406	(401)
	Telecommunications/utilities	8,811	(450)	—	—	8,811	(450)
	Health care	3,021	(17)	—	—	3,021	(17)
	Total Corporate	43,379	(1,514)	1,894	(197)	45,273	(1,711)
	Mortgage backed - agency	25,168	(255)	1,921	(58)	27,089	(313)
	Mortgage backed - commercial	10,022	(129)	3,445	(115)	13,467	(244)
	Total Mortgage Backed	35,190	(384)	5,366	(173)	40,556	(557)
	Other asset backed	16,203	(113)	1,084	(7)	17,287	(120)
Total Fixed Income Securities		110,354	(2,106)	12,153	(418)	122,507	(2,524)
Equities		1,062	(46)	—	—	1,062	(46)
Totals		$111,416	$(2,152)	$12,153	$(418)	$123,569	$(2,570)

		Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2014		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S.	Government	$2,228	$(3)	$9,395	$(156)	$11,623	$(159)
	Corporate
	Banking/financial services	3,298	(14)	1,523	(17)	4,821	(31)
	Consumer goods	269	—	714	(13)	983	(13)
	Capital goods	2,599	(19)	1,543	(33)	4,142	(52)
	Energy	2,583	(82)	86	(2)	2,669	(84)
	Telecommunications/utilities	1,371	(7)	168	(1)	1,539	(8)
	Health care	1,443	(10)	488	(6)	1,931	(16)
	Total Corporate	11,563	(132)	4,522	(72)	16,085	(204)
	Mortgage backed - agency	4,196	(28)	9,202	(132)	13,398	(160)
	Mortgage backed - commercial	1,409	(5)	9,781	(264)	11,190	(269)
	Total Mortgage Backed	5,605	(33)	18,983	(396)	24,588	(429)
	Other asset backed	10,021	(27)	—	—	10,021	(27)
Total Fixed Income Securities		29,417	(195)	32,900	(624)	62,317	(819)
Equities		1,230	(139)	—	—	1,230	(139)
Totals		$30,647	$(334)	$32,900	$(624)	$63,547	$(958)
As of December 31, 2015, we held 435 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 35 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2014, we held 153 and 3 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 49 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the years ended December 31, 2015 and 2014, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the years ended December 31, 2015, 2014, and 2013 (all amounts in '000s):

Year Ended December 31,	2015	2014	2013
Total investment income
Interest income	$3,371	$2,848	$2,716
Dividends	43	20	9
Income (loss) from other investments	1,344	693	(84)
Investment expenses	(782)	(451)	(500)
Net investment income	$3,976	$3,110	$2,141
The following table presents the gross realized gains and gross realized losses from sales of fixed income and equity securities for the years ended December 31, 2015, 2014, and 2013 (all amounts in '000s):

	2015		2014		2013
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed income securities	$574	$(86)	$425	$(59)	$1,587	$(1,225)
Equities	69	(81)	6	—	394	—
Total	$643	$(167)	$431	$(59)	$1,981	$(1,225)
The aggregate fair value from sales of fixed income and equity securities included in the table above for the years ended December 31, 2015, 2014, and 2013 are $39.8 million, $25.0 million, and $86.7 million, respectively.
The following table summarizes the components of net investment realized gains (losses) for the years ended December 31, 2015, 2014, and 2013 (all amounts in '000s):

Year Ended December 31,	2015	2014	2013
Fixed income securities	$487	$366	$362
Equities	(12)	6	394
Other	(20)	10	84
Net investment realized gains before OTTI	455	382	840
OTTI	—	—	(311)
Net investment realized gains	$455	$382	$529
Equity Method Investments:
The following table summarizes investments in equity method investments by investment type at December 31, 2015 and December 31, 2014 (all amounts in '000s):

	Unfunded Commitments	Carrying Value
As of December 31,	2015	2015	2014
Real estate	$1,775	$10,300	$2,754
Insurance linked securities	—	8,747	8,266
Activist hedge funds	—	3,685	3,346
Venture capital	700	205	—
Total Equity Method Investments	$2,475	$22,937	$14,366
Collateral pledged:
At December 31, 2015 and 2014, bonds and term deposits with a fair value of $15.8 million and $14.5 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. At December 31, 2015, the amount of such pledged securities was $3.6 million versus $6.8 million at December 31,

2014. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CAPITAL MANAGEMENT
Atlas records the available for sale securities held in its securities portfolio at their fair value. Atlas primarily uses the services of external securities pricing vendors to obtain these values. The securities are valued using quoted market prices or prices established using observable market inputs. In volatile market conditions, these quoted market prices or observable market inputs can change rapidly, causing a significant impact on fair value and financial results recorded.
The following table summarizes Atlas' investments at fair value as of December 31, 2015 and December 31, 2014 (all amounts in '000s):

December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities	$23,483	$160,290	$—	$183,773
Equities	4,240	—	—	4,240
Totals	$27,723	$160,290	$—	$188,013

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed income securities	$12,608	$114,341	$—	$126,949
Equities	2,093	—	—	2,093
Totals	$14,701	$114,341	$—	$129,042
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
The Company had no fair value investments classified as Level 3 as of December 31, 2015 and December 31, 2014.
Though Atlas believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine its fair value could result in a different fair value as of December 31, 2015. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2015 and 2014.
Information by security type pertaining to the changes in fair value of the Company's investments classified as Level 3 for the years ended December 31, 2015 and 2014 are presented below (all amounts in '000s):

Year Ended December 31,	2015	2014
Balance at beginning of year	$—	$617
Total gains included in:
Consolidated statement of income	—	383
Settlements	—	(1,000)
Balance at end of year	$—	$—
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

The insurance subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million, and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code, and New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
Net income computed under statutory-basis accounting was $3.4 million, $6.1 million, $2.0 million, and $1.2 million for American Country, American Service, Gateway and Global Liberty, respectively, for the year ended December 31, 2015. Net income for the year ended December 31, 2014 was $2.0 million, $4.0 million, and $1.7 million for American Country, American Service and Gateway, respectively. The combined statutory capital and surplus of the insurance subsidiaries was $118.5 million and $63.0 million as of December 31, 2015 and December 31, 2014, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the years ended December 31, 2015 and 2014.
7. INCOME TAXES
The effective tax rate was 34.5%, (48.3)%, and 1.2% for the years ended December 31, 2015, 2014, and 2013, respectively. The table below reconciles the U.S. statutory income tax rate to the effective tax rate ($ in '000s):

Year Ended December 31,	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$7,716	35.0%	$4,058	34.0%	$2,126	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(9,446)	(79.1)%	(2,802)	(44.8)%
Nondeductible expenses	124	0.6%	136	1.1%	100	1.6%
Tax-exempt income	(89)	(0.4)%	—	—%	—	—%
State tax (net of federal benefit)	118	0.5%	11	0.1%	47	0.8%
Tax net operating loss limitation write-down (excluding valuation allowance)	—	—%	(519)	(4.3)%	626	10.0%
Nondeductible purchase accounting adjustment	329	1.5%	—	—%	—	—%
Change in statutory tax rate	(471)	(2.1)%	—	—%	—	—%
Other	(111)	(0.6)%	(7)	(0.1)%	(25)	(0.4)%
Provision for income taxes for continuing operations	$7,616	34.5%	$(5,767)	(48.3)%	$72	1.2%
Income tax expense (benefit) consists of the following for the years ended December 31, 2015, 2014, and 2013 (all amounts in '000s):

Year Ended December 31,	2015	2014	2013
Current tax expense	$7,790	$3,009	$1,144
Deferred tax benefit, net of change in valuation allowance	(174)	(8,776)	(1,072)
Total	$7,616	$(5,767)	$72
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. Internal Revenue Code of 1986 (as amended, "IRC") Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The insurance subsidiaries’ prior parent retained those tax assets previously attributed to the insurance subsidiaries, which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger, which is believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited due to this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $12.7 million as of December 31, 2015.

The components of deferred income tax assets and liabilities as of December 31, 2015 and December 31, 2014 are as follows (all amounts in '000s):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Losses carried forward	$12,656	$14,212
Unpaid claims and unearned premiums	8,122	5,560
Tax credits	662	662
Investments	36	—
Commissions	1,306	319
All other	1,457	476
Total gross deferred tax assets	24,239	21,229

Deferred tax liabilities:
Deferred policy acquisition costs	3,582	2,776
Investments	—	740
Fixed assets	401	396
Intangible assets	1,465	—
All other	1,625	—
Total gross deferred tax liabilities	7,073	3,912
Net deferred tax assets	$17,166	$17,317
Amounts and expiration dates of the operating loss carryforwards as of December 31, 2015 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,481
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,669
2012	2032	2,890
Total		$36,160
Atlas has not established a valuation allowance for its gross future deferred tax assets as of December 31, 2015 or as of December 31, 2014. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance at December 31, 2014.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2015, 2014, and 2013. Tax years 2009 through 2015 are subject to examination by the Internal Revenue Service ("IRS"). The Company's 2012 tax year is currently under examination by the IRS.
8. ASSETS HELD FOR SALE
During the year ended December 31, 2015, Atlas sold one of its two properties located in Alabama and recognized a loss of $20,000 to an unaffiliated third party. The remaining property is listed for sale for an amount greater than its carried value.

9. INTERNAL USE SOFTWARE AND CAPITAL ASSETS
Atlas held the following internal-use software and capital assets at December 31, 2015 and December 31, 2014 (excluding assets held for sale) (all amounts in '000s):

As of December 31,	2015	2014
Leasehold improvements	$507	$501
Internal use software	7,611	7,372
Computer equipment	2,225	1,844
Furniture and other office equipment	593	397
Total	10,936	10,114
Accumulated depreciation	(8,347)	(7,295)
Balance, end of period	$2,589	$2,819

Depreciation expense and amortization was $966,000, $856,000, and $795,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Effective July 1, 2015, the Company implemented a new policy management software and began amortizing the cost of the software. Total capitalized cost of the software was approximately $2.0 million. Amortization expense for the new software for the year ended December 31, 2015 was $186,000.
10. REINSURANCE CEDED
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
Gross premiums written and ceded premiums, losses and commissions as of and for the years ended December 31, 2015, 2014, and 2013 are as follows (all amounts in '000s):

	2015	2014	2013
Direct premiums written	$208,570	$122,339	$92,487
Assumed premiums written	716	93	573
Ceded premiums written	(39,609)	(11,011)	(12,580)
Net premiums written	$169,677	$111,421	$80,480

Direct premiums earned	$182,376	$107,587	$83,358
Assumed premiums earned	634	126	528
Ceded premiums earned	(30,946)	(9,589)	(12,542)
Net premiums earned	$152,064	$98,124	$71,344

Ceded losses and loss adjustment expenses	19,113	8,783	4,883
Ceding commissions	7,798	2,374	2,241

Ceded unpaid losses and loss adjustment expenses	29,399	18,421	18,144
Prepaid reinsurance premiums	17,412	3,628	2,207
Other amounts due from reinsurers	3,277	2,230	1,002

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the years ended December 31, 2015, 2014, and 2013 were as follows (all amounts in '000s):

As of the year ended December 31,	2015	2014	2013
Unpaid claims, beginning of period	$102,430	$101,385	$70,067
Less: reinsurance recoverable	18,421	18,144	5,680
Net beginning unpaid claims reserves	84,009	83,241	64,387

Net reserves acquired	19,396	—	29,923

Change in retroactive reinsurance ceded	2,037	2,415	(5,919)

Incurred related to:
Current year	89,828	61,680	45,604
Prior years	166	(602)	8
	89,994	61,078	45,612
Paid related to:
Current year	32,402	19,427	12,874
Prior years	65,422	43,298	37,888
	97,824	62,725	50,762

Net unpaid claims, end of period	97,612	84,009	83,241
Add: reinsurance recoverable	29,399	18,421	18,144
Unpaid claims, end of period	$127,011	$102,430	$101,385
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
The establishment of reserves is an inherently uncertain process involving estimates; and current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected in the statement of income and comprehensive income as estimates are updated.
Atlas experienced $166,000 in unfavorable prior year development for the year ended December 31, 2015 as reflected as incurred related to prior years in the table above. Prior year development on non-core lines, assigned risk and pre-acquisition Global Liberty reserves was $641,000 for the year ended December 31, 2015. This increase was offset by $475,000 of favorable prior year development on our core lines. Atlas experienced favorable prior year development during the year ended December 31, 2014 of $352,000 on its core lines and $250,000 on its non-core lines as reflected as incurred related to prior years in the table above. Atlas experienced minimal unfavorable prior year development for the year ended December 31, 2013, reflected as incurred related to prior years in the table above, on its non-core lines.
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

Stock options - Stock option activity for the years ended December 31, 2015 and 2014 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$"):

	2015			2014
C$ Denominated:	Number	Avg. Price		Number	Avg. Price
Outstanding, beginning of period	224,623	C$	6.05	224,623	C$	6.05
Granted	—	—		—	—
Exercised	(36,895)	5.21		—	—
Outstanding, end of period	187,728	C$	6.22	224,623	C$	6.05

	2015			2014
US$ Denominated:	Number	Avg. Price		Number	Avg. Price
Outstanding, beginning of period	175,000	US$13.26		—	—
Granted	200,000	US$20.29		175,000	US$13.26
Exercised	—	—		—	—
Outstanding, end of period	375,000	US$17.01		175,000	US$13.26
Information about options outstanding at December 31, 2015 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 18, 2010	March 15, 2020	—	—
January 18, 2011	January 18, 2021	96,060	96,060
January 11, 2013	January 11, 2023	91,668	61,112
March 6, 2014	March 6, 2024	175,000	58,333
March 12, 2015	March 12, 2025	200,000	—
Total		562,728	215,505
There are 215,505 stock options that are exercisable as of December 31, 2015. The stock option grants outstanding have a weighted average remaining life of 7.83 years and have an intrinsic value of $3.9 million as of December 31, 2015. On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan.
The awards vest in 5 equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific return on average equity growth rates is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.
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
Restricted shares - The activity for the restricted shares and restricted share units for the years ended December 31, 2015 and 2014 are as follows:

	2015		2014
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	185,190	$12.20	—	$—
Granted	200,000	17.99	185,190	12.20
Vested	(37,035)	12.20	—	—
Non-vested, end of period	348,155	$15.53	185,190	$12.20

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized stock compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Atlas recognized $1.8 million, $1.5 million and $247,000 in stock compensation expense for the years ended December 31, 2015, 2014, and 2013, respectively, which is a component of other underwriting expenses on the income statement. Total unrecognized stock compensation expense related to all stock and restricted share option grants is $1.7 million and $3.0 million, respectively as of December 31, 2015, which will be recognized over the next 50 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - In the first quarter of 2011, Atlas formed a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Employees can choose to contribute up to 60% of their annual earnings, but not more than $18,000 for 2015, to the plan. Qualifying employees age 50 and older can contribute an additional $6,000 during 2015. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $300,000, $204,000, and $118,000 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.
Employee Stock Purchase Plan - In the second quarter of 2011, Atlas initiated the Atlas Employee Stock Purchase Plan (the “ESPP”) to encourage continued employee interest in the operation, growth and development of Atlas and to provide an additional investment opportunity to employees. Beginning in June 2011, full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 5% of adjusted salary in Atlas ordinary voting common shares. Effective April 2014, Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas' matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, Atlas' costs incurred related to the matching portion of the ESPP were $151,000, $113,000, and $58,000, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

At December 31,		2015		2014
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Preferred Shares	100,000,000	6,940,500	$6,941	2,000,000	$2,000

Ordinary voting common shares	266,666,667	11,883,025	$36	11,638,723	$34
Restricted voting common shares	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	12,015,888	$36	11,771,586	$34
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
There were 29,631 and 37,038 non-vested restricted stock units ("RSUs") as of December 31, 2015 and December 31, 2014, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the year ended December 31, 2015, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted shares to a director and the officers, respectively. During the year ended December 31, 2015, the Company issued 36,895 ordinary voting common shares to a director as a result of exercising options. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. At December 31, 2015, there were 6,940,500 preferred shares outstanding. These preferred shares are beneficially owned or controlled by the former owners of Gateway (2,940,500 preferred shares) and Anchor (4,000,000 preferred shares). The Gateway preferred shares issued during the first quarter of 2015 have been recorded as additional acquisition expense and not as an adjustment to goodwill because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The estimate of this contingency could change in the future until all remaining claims are settled.
Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions, prior to the conversion date. Preferred shareholders are not entitled to vote. Preferred shares are convertible into ordinary voting common shares at the option of the former owners of Gateway and Anchor at any date after the fifth year of issuance at the rate of 0.1270 and 0.0500, respectively, ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event.
During the year ended December 31, 2015, Atlas did not declare or pay dividends earned through the preferred shares. The former owners of Gateway and Anchor earned $130,000 and $146,000, respectively, in dividends during the year ended December 31, 2015. As of December 31, 2015, Atlas has accrued $314,000 and $146,000 in dividends for the former owners of Gateway and Anchor, respectively, which remain unpaid.
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

On October 18, 2013 and on November 13, 2013, Kingsway notified the Company that it had sold 529,608 and 600,000 of its restricted voting common shares, respectively, bringing its restricted common share count to 132,863 or 1.4% of the outstanding common shares as of December 31, 2013.

During 2013, 1,327,840 warrants and 1,000 options were exercised which resulted in the issuance of 1,328,840 common shares.

On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal written premium. Such deferred policy acquisition costs generally include agent commissions, premium taxes and a portion of employee compensation and benefits directly related to time spent performing specific acquisition or renewal activities. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.

Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, typically 12 months. Deferred policy acquisition costs for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 (all amounts in '000s):

Year Ended December 31,	2015	2014	2013
Balance, beginning of period	$8,166	$6,674	$3,764
Acquisition costs deferred	20,661	15,540	13,283
Amortization charged to income	18,592	14,048	10,373
Balance, end of period	$10,235	$8,166	$6,674
16. RELATED PARTY TRANSACTIONS
During 2015 and 2014, a small percentage of the Company’s investment portfolio was allocated to investment vehicles, primarily focused on income generating real estate, that are considered related-party transactions.  In these cases, one or more of the Company’s directors may be deemed to control unrelated entities that may invest in these vehicles and may also manage these vehicles.
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in ‘000s, except per share data)
	2015
	Q4	Q3	Q2	Q1
Gross premium written	$52,423	$65,315	$46,575	$44,973
Net premium earned	41,927	41,666	38,304	30,167
Underwriting income[1]	4,954	4,946	5,175	4,763
Net income	4,333	4,024	3,936	2,137
Net income attributable to common shareholders	4,253	3,943	3,856	2,102
Basic earnings per common share	$0.35	$0.33	$0.32	$0.18
Diluted earnings per common share	$0.34	$0.32	$0.31	$0.17

(in ‘000s, except per share data)
	2014
	Q4	Q3	Q2	Q1
Gross premium written	$26,361	$42,046	$22,801	$31,224
Net premium earned	27,289	25,575	23,306	21,954
Underwriting income	3,164	2,666	1,883	1,422
Net income	9,458	3,493	2,559	2,192
Net income attributable to common shareholders	9,434	3,469	2,536	2,169
Basic earnings per common share	$0.80	$0.29	$0.24	$0.23
Diluted earnings per common share	$0.77	$0.29	$0.23	$0.22
1 - We reclassified interest expense from underwriting expense to non-operating expense during the fourth quarter. As a result, underwriting income was restated and increased by $139,000 and $269,000 for the three months ended June 30, 2015 and September 30, 2015, respectively.

18. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the five year lease term. Atlas recognized $43,000 as an offset to rent expense for the years ended December 31, 2015, 2014, and 2013. Total rental expense recognized on the headquarters building was $704,000, $707,000 and $699,000 for the years ended

December 31, 2015, 2014, and 2013, respectively. The decrease in rental expense on the headquarters building for the year ended December 31, 2015 was due to lower utility costs.
Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015 (all amounts in '000s):

Year	2016	2017	2018	2019	2020	2021 & Beyond	Total
Amount	$1,731	$1,240	$919	$929	$955	$1,058	$6,832
The Company has entered into subscription agreements to commit up to $6.8 million of capital to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, small business loans and equity securities. As of December 31, 2015, the unfunded commitment was $2.5 million.
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company's Consolidated Financial Statements.
Atlas is exposed to credit risk on balances receivable from policyholders, agents and reinsurers. Credit exposure to any one individual policyholder is not material. The Company's policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing account current statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate. Atlas also has procedures to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
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
19. LINE OF CREDIT
On May 7, 2014, American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas, entered into a loan and security agreement (“Former Loan Agreement”) for a $10.0 million revolving loan facility with Fifth Third Bank. Under the Former Loan Agreement, funds could be borrowed and re-borrowed on a revolving basis by American Acquisition, from the closing date until (but not including) May 7, 2015, the loan maturity date. The interest rate on the advances under the revolving loan facility was generally LIBOR plus 2.75%, provided that, during a default, interest would accrue at a rate equal to LIBOR plus 5%. In addition, there was a non-utilization fee equal to 0.25% per annum of an amount equal to $10.0 million less the daily average of the aggregate principal amount of the revolving loans outstanding plus the aggregate amount of the letter of credit obligations outstanding.
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. The Loan Agreement includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time during the first twelve months of the agreement effective date of March 9, 2015. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 4.92% at December 31, 2015. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%, effectively 3.18% at December 31, 2015. This $5.0 million revolving line of credit replaces the $10.0 million revolving line of credit American Acquisition previously had in place with Fifth Third Bank under the Former Loan Agreement.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of December 31, 2015, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of December 31, 2015, $2.0 million in funds were accessed from the Revolver and used for the Anchor acquisition. $15.5 million in funds were accessed against the Draw Amount as of December 31, 2015. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of December 31, 2015. As of December 31, 2015, the unused funds for the Revolver and the Draw Amount were $3.0 million and $14.5 million, respectively.
For the year ended December 31, 2015, American Acquisition incurred interest expense, including non-utilization fees, of $638,000 and bank fees of $56,000 in connection with the Loan Agreement. As of December 31, 2015, unamortized bank fees associated with the Loan Agreement were $281,000. These bank fees will be amortized over the next 50 months.
The following table provides the rollforward of Atlas' total debt outstanding for the year ended December 31, 2015 (all amounts in '000s):

	Balance at	Issuances	Maturities and Repayments	Balance at
Year Ended Ended December 31, 2015	December 31, 2014			December 31, 2015
Revolver	$—	$2,500	$(500)	$2,000
Draw Amount	—	15,500	—	15,500
Total Borrowings	$—	$18,000	$(500)	$17,500

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

Based on management’s evaluation as of December 31, 2015, our president and chief executive officer and our vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting is effective as of December 31, 2015.

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

The independent registered public accounting firm of BDO USA, LLP, as auditors of the consolidated financial statements of Atlas and its subsidiaries, has issued an attestation report on the effectiveness of management's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The attestation report is included in Item 8 under the heading "Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting," and is incorporated herein by reference.
Item 9B. Other Information
None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our proxy statement relating to our 2016 annual general meeting of shareholders ("Proxy Statement"), which information is incorporated by reference in this Annual Report on Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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

10.12	First amendment to Equity Incentive Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014)*
10.13	Share Sale Agreement between Atlas Financial Holdings, Inc. and Kingsway America, Inc. dated August 1, 2013 (incorporated by reference from our current report on Form 8-K filed August 1, 2013)
10.14	Director Compensation and Stock Ownership Guidelines (incorporated by reference from our current report on Form 8-K filed June 20, 2013) *
10.15	Amendment to Director Compensation and Stock Ownership Guidelines (incorporated by reference from our registration statement filed on Form S-1 filed September 19, 2013) *
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
10.19
Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of May 7, 2014 (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014)

10.20
First Amendment to Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of July 3, 2014 (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014)

10.21
Stock Purchase Agreement, dated as of October 17, 2014, between Mr. Hossni Elhelbawi, Atlas Financial Holdings, Inc. and the other parties thereto (incorporated by reference from our current report on Form 8-K filed October 21, 2014)

10.22
Loan and Security Agreement, dated as of March 9, 2015, by and between American Insurance Acquisition, Inc. and Fifth Third Bank (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015)

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
March 7, 2016
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 7, 2016
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 7, 2016
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 7, 2016
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 7, 2016
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 7, 2016
/s/ John T. Fitzgerald John T. Fitzgerald	Director	March 7, 2016

Schedule II – Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income

($ in '000s)	Year ended December 31,
	2015	2014	2013
Net investment gain	$7	$16	$96
Other underwriting expense	2,566	1,825	542
Loss from operations before income tax benefit	(2,559)	(1,809)	(446)
Income tax benefit	(577)	(498)	(67)
Loss before equity in net income of subsidiaries	$(1,982)	$(1,311)	$(379)
Equity in net income of subsidiaries	16,412	19,013	6,559
Net income	$14,430	$17,702	$6,180

Other comprehensive (loss) income:
Changes in net unrealized (losses) gains	(1,912)	2,029	(4,354)
Reclassification to income of net realized gains (losses)	203	257	(469)
Effect of income tax	597	(777)	1,642
Other comprehensive (loss) income for the period	(1,112)	1,509	(3,181)
Total comprehensive income	$13,318	$19,211	$2,999

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in '000s, except for share and per share data)	December 31,
	2015	2014
Assets
Cash and cash equivalents	$162	$23,428
Accrued investment income	—	3
Accounts receivable and other assets	479	—
Deferred tax asset, net	766	515
Investment in subsidiaries	128,215	85,486
Total Assets	$129,622	$109,432

Liabilities
Other liabilities and accrued expenses	$—	$33
Total Liabilities	$—	$33

Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 2015 - 6,940,500 and 2014 - 2,000,000. Liquidation value $1.00 per share	$6,941	$2,000
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: 2015 - 11,883,025 and 2014 - 11,638,723	36	34
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: 2015 and 2014 - 132,863	—	—
Additional paid-in capital	198,041	196,079
Retained deficit	(74,364)	(88,794)
Accumulated other comprehensive (loss) income, net of tax	(1,032)	80
Total Shareholders’ Equity	129,622	109,399
Total Liabilities and Shareholders’ Equity	$129,622	$109,432

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

($ in '000s)	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$14,430	$17,702	$6,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(16,412)	(19,013)	(6,559)
Share-based compensation expense	1,819	1,469	247
Deferred income taxes	(251)	(301)	(112)
Expenses incurred pursuant to Gateway stock purchase agreement	941	—	—
Net changes in operating assets and liabilities:
Other assets and accrued investment income	(476)	22	(25)
Accounts payable and accrued liabilities	(34)	(112)	144
Net cash flows provided by (used in) operating activities	17	(233)	(125)

Investing activities:
Capital contributions made to subsidiaries	(23,428)	(1,650)	—
Net cash flows used in investing activities	(23,428)	(1,650)	—

Financing activities:
Preferred share buyback	—	—	(16,200)
Proceeds from initial public offering	—	—	9,756
Issuance of common shares	—	25,021	—
Warrants exercised	—	—	7,181
Dividends paid	—	—	(2,145)
Dividends received	—	—	1,752
Options exercised	145	1	3
Net cash flows provided by financing activities	145	25,022	347
Net change in cash and cash equivalents	(23,266)	23,139	222
Cash and cash equivalents, beginning of year	23,428	289	67
Cash and cash equivalents, end of year	$162	$23,428	$289

Supplemental disclosure of cash information (in '000s):	Year Ended December 31,
	2015	2014	2013
Cash paid (recovered) for:
Interest	$—	$—	$129
Income taxes	85	(210)	25

Supplemental disclosure of noncash investing and financing activities (in '000s):
Issuance of preferred shares related to acquisition of subsidiary	$4,000	$—	$2,000
Issuance of preferred shares related to Gateway stock purchase agreement	941	—	—

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
Atlas has no material contingencies, long-term debt obligations or guarantees.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

(in '000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2015
Premiums earned	$182,376	$(30,946)	$634	$152,064	0.4%

December 31, 2014
Premiums earned	$107,587	$(9,589)	$126	$98,124	0.1%

December 31, 2013
Premiums earned	$83,358	$(12,542)	$528	$71,344	0.7%

Schedule V – Valuation and qualifying accounts

(in '000s)	Balance at Beginning of Period	Charged to Expenses	Other Additions	Deductions	Balance at End of Period
December 31, 2015
Allowance for uncollectible receivables	$560	$566	$8	$(288)	$846
Valuation allowance for deferred tax assets	—	—	—	—	—

December 31, 2014
Allowance for uncollectible receivables	$776	$505	$172	$(893)	$560
Valuation allowance for deferred tax assets	9,446	(9,446)	—	—	—

December 31, 2013
Allowance for uncollectible receivables	$484	$764	$281	$(753)	$776
Valuation allowance for deferred tax assets	11,242	—	1,006	(2,802)	9,446

Schedule VI - Supplemental information concerning property-casualty insurance operations

(in '000s)	Year Ended December 31,
	2015	2014	2013
Deferred policy acquisition costs	$10,235	$8,166	$6,674
Reserves for insurance claims and claims expense	127,011	102,430	101,385
Unearned premiums	108,202	58,950	44,232
Earned premiums	152,064	98,124	71,344
Net investment income	3,976	3,110	2,141
Claims and claims adjustment expense incurred
Current year	89,828	61,680	45,604
Prior year	166	(602)	8
Amortization of deferred policy acquisition costs	18,592	14,048	10,373
Paid claims and claim adjustment expense	97,824	62,725	50,762
Gross premium written	209,286	122,432	93,060