Form 10-Q
period 2016-03-31
Atlas Financial Holdings, Inc.
filed 2016-05-09
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2016	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 12,023,295 shares of the Registrant's common stock outstanding as of May 6, 2016, of which 11,890,432 are ordinary voting common shares and 132,863 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 10,682,264 shares as of May 6, 2016 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $188,619 and $185,455)	$189,782	$183,773
Equity securities, at fair value (cost $6,147 and $4,147)	6,261	4,240
Other investments	25,064	22,937
Total Investments	221,107	210,950
Cash and cash equivalents	17,299	22,354
Accrued investment income	929	1,036
Premiums receivable (net of allowance of $845 and $846)	87,005	82,529
Reinsurance recoverables on amounts paid	4,357	3,277
Reinsurance recoverables on amounts unpaid	28,272	29,399
Prepaid reinsurance premiums	19,718	17,412
Deferred policy acquisition costs	11,317	10,235
Deferred tax asset, net	15,383	17,166
Goodwill	2,726	2,726
Intangible assets, net	4,828	4,925
Internal use software and office equipment	2,438	2,589
Other assets	7,912	6,660
Assets held for sale	34	34
Total Assets	$423,325	$411,292
Liabilities
Claims liabilities	$121,379	$127,011
Unearned premiums	118,825	108,202
Due to reinsurers and other insurers	12,995	10,781
Note payable	17,636	17,219
Other liabilities and accrued expenses	16,149	18,457
Total Liabilities	$286,984	$281,670
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: March 31, 2016 - 6,538,560 and December 31, 2015 - 6,940,500. Liquidation value $1.00 per share	$6,539	$6,941
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: March 31, 2016 - 11,890,432 and December 31, 2015 - 11,883,025	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2016 and December 31, 2015 - 132,863	—	—
Additional paid-in capital	198,489	198,041
Retained deficit	(69,553)	(74,364)
Accumulated other comprehensive income (loss), net of tax	830	(1,032)
Total Shareholders' Equity	136,341	129,622
Total Liabilities and Shareholders’ Equity	$423,325	$411,292
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended
	March 31, 2016 (unaudited)	March 31, 2015 (unaudited)
Net premiums earned	$41,753	$30,167
Net investment income	653	520
Net realized investment gains	239	137
Other income	102	32
Total revenue	42,747	30,856
Net claims incurred	24,940	16,932
Acquisition costs	4,053	3,918
Other underwriting expenses[1]	6,571	4,545
Amortization of intangible assets	97	—
Interest expense	233	9
Expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(402)	942
Expenses incurred related to acquisition of subsidiaries	—	750
Total expenses	35,492	27,096
Income from operations before income tax expense	7,255	3,760
Income tax expense	2,444	1,623
Net income	4,811	2,137
Less: Preferred share dividends	83	35
Net income attributable to common shareholders	$4,728	$2,102

Basic weighted average common shares outstanding	12,045,519	11,850,848
Earnings per common share basic	$0.39	$0.18
Diluted weighted average common shares outstanding	12,750,457	12,624,789
Earnings per common share diluted	$0.38	$0.17

Condensed Consolidated Statements of Comprehensive Income

Net income	$4,811	$2,137

Other comprehensive income (loss):
Changes in net unrealized investment gains	2,905	1,590
Reclassification to income of net realized investment (losses) gains	(40)	6
Effect of income tax	(1,003)	(543)
Other comprehensive income	1,862	1,053
Total comprehensive income	$6,673	$3,190
1 - Includes share based compensation expense and other insurance general and administrative expenses
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Share-holders' Equity
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	2,137	—	2,137
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive income	—	—	—	—	—	1,053	1,053
Share-based compensation	—	2	—	431	—	—	433
Balance March 31, 2015 (unaudited)	$6,941	$36	$—	$196,510	$(86,657)	$1,133	$117,963

Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	4,811	—	4,811
Retirement of preferred shares	(402)	—	—	—	—	—	(402)
Other comprehensive income	—	—	—	—	—	1,862	1,862
Share-based compensation	—	—	—	448	—	—	448
Balance March 31, 2016 (unaudited)	$6,539	$36	$—	$198,489	$(69,553)	$830	$136,341

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000s of US dollars, except for share and per share data)	Three Month Periods Ended
	March 31, 2016 (unaudited)	March 31, 2015 (unaudited)
Operating activities:
Net income	$4,811	$2,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	262	200
Share-based compensation expense	448	433
Amortization of deferred gain on sale of headquarters building	(11)	(11)
Amortization of intangible assets	97	—
Deferred income taxes	780	(11)
Net realized gains	(239)	(137)
Loss (gain) in equity of investees	143	(28)
Amortization of bond premiums and discounts	342	291
Expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(402)	941
Net changes in operating assets and liabilities (net of acquisition):
Premiums receivable and other assets, net	(5,712)	(12,110)
Due from reinsurers and other insurers	(2,257)	676
Deferred policy acquisition costs	(1,082)	(1,206)
Accrued investment income	108	(1)
Claims liabilities	(5,633)	(2,722)
Unearned premiums	10,623	10,791
Due to reinsurers and other insurers	2,214	110
Accounts payable and accrued liabilities	(2,298)	(296)
Net cash flows provided by (used in) operating activities	2,194	(943)

Investing activities:
Purchase of subsidiary (net of cash acquired)	—	(10,956)
Purchases of:
Fixed income securities	(31,270)	(7,421)
Equity securities	(2,000)	(750)
Other investments	(2,271)	(686)
Property, equipment and other	(111)	(41)
Proceeds from sale and maturity of:
Fixed income securities	28,003	6,360
Net cash flows used in investing activities	(7,649)	(13,494)

Financing activities:
Proceeds from notes payable	500	2,000
Repayment of note	(100)	—
Net cash flows provided by financing activities	400	2,000

Net change in cash and cash equivalents	(5,055)	(12,437)

Cash and cash equivalents, beginning of period	22,354	36,586
Cash and cash equivalents, end of period	$17,299	$24,149

Supplemental disclosure of cash information (in '000s):
Cash paid for:
Income taxes	$2,245	$10
Interest	215	—

Supplemental disclosure of noncash investing and financing activities (in '000's):
Issuance of preferred shares related to purchase of subsidiary	$—	$4,000
Issuance of preferred shares related to Gateway stock purchase agreement	—	941
Retirement of preferred shares related to Gateway stock purchase agreement	(402)	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas' business is carried out through its "Insurance Subsidiaries": American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company ("Gateway"), and as of March 11, 2015, Global Liberty Insurance Company of New York ("Global Liberty"); and other non-insurance company subsidiaries: Anchor Group Management, Inc. ("Anchor Management"), Plainview Premium Finance Company, Inc. ("Plainview Delaware") and Plainview Delaware’s wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. ("Plainview California" and together with Plainview Delaware, "Plainview").
The Insurance Subsidiaries distribute their insurance products through a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. Atlas' core products are actively distributed in 41 of those states plus the District of Columbia. The Insurance Subsidiaries share common management and operating infrastructure.
Atlas' ordinary voting common shares are listed on the NASDAQ stock exchange under the symbol "AFH."
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
The results for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Atlas' Annual Report on Form 10-K for the year ended December 31, 2015, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.
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
Seasonality - The property and casualty ("P&C") insurance business is seasonal in nature. While Atlas' net premiums earned are generally stable from quarter to quarter, Atlas' gross premiums written follow the common renewal dates for the "light" commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, our New York “excess taxi program” has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely.

Segmentation - The Company has one reportable business segment. Resources are allocated and management assesses financial performance based on this reportable segment.

2. NEW ACCOUNTING STANDARDS

With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the three month period ended March 31, 2016, as compared to those described in our Annual Report on Form 10K for the twelve months ended December 31, 2015, that are of significance or potential significance to Atlas.
Pertinent Accounting Standard Updates ("ASU's") are issued from time to time by the Financial Accounting Standards Board ("FASB") are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2016 have been adopted by the company.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which is associated with the updates in ASU 2014-09 and ASU 2015-14. The provisions of this update enhance the guidance on identifying performance obligations and licensing implementation. The effective date of this ASU follows the guidance in ASU 2015-14 discussed below. Along with ASU 2014-09, the Company plans to adopt these standards on the required effective date and is currently evaluating the guidance to determine the potential impact, if any, of its adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The provisions of this update simplify certain areas around share-based compensation transactions including income taxes and cash flow classifications. Each amendment within this update has specific guidance on the method of application, which includes prospective, retrospective, and modified retrospective applications. For public entities, this guidance is effective for years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date and is currently evaluating the potential impact of its adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The provisions of this update impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The update requires the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. The Company is currently evaluating the potential impact of its adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, to be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company plans on adopting the update on the required effective date. The Company is currently evaluating the potential impact of its adoption on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. Early adoption is permitted. Except for the retrospective application of additional disclosure requirements, the new guidance will not impact the Company's consolidated financial statements. The Company plans on adopting the update on the required effective date.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new disclosures require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this disclosure are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this new disclosure in the first quarter of 2016. See Note 19 regarding this change in accounting principle.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. Updates may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of

ASU 2014-09 by one year. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only for interim and annual periods beginning after December 15, 2016. The Company plans to adopt the update on the required effective date and is currently evaluating the guidance to determine the potential impact, if any, of its adoption on its consolidated financial statements.

All other recently issued pronouncements with effective dates after March 31, 2016 are not expected to have a material impact on the Consolidated Financial Statements.

3. ACQUISITIONS
Acquisition of Anchor Holdings Group, Inc. et. al.
On March 11, 2015, Atlas acquired Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty, along with its affiliated entities, Anchor Management, and Plainview (collectively, "Anchor"), from an unaffiliated third party. Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. Atlas' acquisition of Anchor expanded our distribution channel for core commercial automobile lines and provided incremental licensure as well as important infrastructure in the large New York market. Global Liberty also wrote homeowners insurance in the northeast, which was non-renewed prior to the transaction.
Under the terms of the stock purchase agreement, the purchase price was based on the combined U.S. GAAP book value of Anchor at December 31, 2014. Additional consideration, principally in the form of preferred shares, may be paid to the seller, or returned to us by the seller, depending upon the future development of Global Liberty’s actual loss reserves for certain lines of business over time.
The total purchase price for the combined entities of Anchor was $23.2 million, consisting of a combination of cash and Atlas preferred shares, and was estimated at approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share), subject to future price adjustments, as noted above. We have contractual protections to offset up to $4.0 million of future adverse reserve development during the five year period after the acquisition.
The Anchor acquisition was accounted for using the acquisition method. Atlas began consolidating Anchor on March 11, 2015, therefore their financial results are included in Atlas' consolidated financial results starting with the three month period ended March 31, 2015. However, the following unaudited pro forma summary presents Atlas' consolidated financial information for the three month period ended March 31, 2015 as if Anchor had been acquired on January 1, 2015. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2015. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share information)	Three Month Period Ended
March 31, 2015
Revenue	$36,316
Income from operations before income tax expense [1]	$5,066
Net income [1]	$2,976
Earnings per common share basic[1]	$0.25
Earnings per common share diluted [1]	$0.23
1 - Excludes expenses incurred in connection with the Anchor acquisition
From the date of acquisition through March 31, 2015, Anchor earned revenue of $1.9 million and net income of $40,000.

The value of certain assets and liabilities acquired are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations were finalized during the year ended December 31, 2015 (not including loss reserve development consideration). The changes upon finalization to the preliminary valuation of assets and liabilities resulted in an adjustment to identifiable intangible assets, goodwill, deferred tax, and other liabilities. The following table presents the adjusted values of assets acquired and liabilities assumed for the Anchor acquisition based on its estimated fair value on March 11, 2015.

(in $ '000s)
Purchase Consideration
Cash	$19,199
Preferred stock	4,000
Total	$23,199

Allocation of Purchase Price

Cash and investments	$48,508
Other current assets	33,303
Property and equipment	22
Goodwill	2,726
Intangible assets	4,500
Total Assets	$89,059

Claims liabilities	$30,731
Unearned premiums	22,976
Accounts payable and other liabilities	11,231
Deferred tax liabilities, net	922
Total Liabilities	$65,860

Net assets acquired	$23,199
The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $4.5 million and $2.7 million, respectively. The Company recorded an adjustment to the purchase price allocation and amortization related to the identified intangible assets during the fourth quarter of 2015. Atlas recognized amortization expense of $97,000 during the three month period ended March 31, 2016 related to intangible assets acquired in the Anchor transaction. Atlas recognized no amortization expense for the three month period ended March 31, 2015. Atlas incurred no transaction expenses related to the Anchor acquisition for the three month period ended March 31, 2016 and $750,000 in expenses for the three month period ended March 31, 2015.

Intangible Assets
The following table presents a summary of intangible assets by major asset class at March 31, 2016 and December 31, 2015:

(in $ '000s)
At March 31, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$127	$1,673
Customer relationship	10 years	2,700	285	2,415
State insurance licenses	Indefinite	740	—	740
		$5,240	$412	$4,828

At December 31, 2015	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$97	$1,703
Customer relationship	10 years	2,700	218	2,482
State insurance licenses	Indefinite	740	—	740
		$5,240	$315	$4,925
4. EARNINGS PER SHARE
Earnings per ordinary voting common shares, restricted voting common shares and participative restricted stock units ("RSUs") (collectively, the "common shares") for the three month periods ended March 31, 2016 and March 31, 2015 are as follows:

	Three Month Periods Ended
(in '000s except for share and per share amounts)	March 31, 2016	March 31, 2015
Basic:
Income from operations before income tax expense	$7,255	$3,760
Income tax expense	2,444	1,623
Net income	$4,811	$2,137
Less: Preferred share dividends	83	35
Net income attributable to common shareholders	$4,728	$2,102
Basic weighted average common shares outstanding	12,045,519	11,850,848
Earnings per common share basic	$0.39	$0.18
Diluted:
Basic weighted average common shares outstanding	12,045,519	11,850,848
Add:
Dilutive stock options outstanding	182,541	200,497
Dilutive shares upon preferred share conversion	522,397	573,444
Diluted weighted average common shares outstanding	12,750,457	12,624,789
Earnings per common share diluted	$0.38	$0.17
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the "if-converted" method). Atlas’ dilutive potential ordinary voting common shares consist of stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In the three month periods ended March 31, 2016 and 2015, stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows (all amounts in '000s):

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$25,933	$253	$(1)	$26,185
States, municipalities and political subdivisions	13,869	315	—	14,184
Corporate
Banking/financial services	22,469	338	(66)	22,741
Consumer goods	8,064	136	(54)	8,146
Capital goods	14,364	308	(318)	14,354
Energy	4,325	7	(300)	4,032
Telecommunications/utilities	10,523	118	(225)	10,416
Health care	3,664	54	—	3,718
Total Corporate	63,409	961	(963)	63,407
Mortgage backed - agency	41,627	512	(68)	42,071
Mortgage backed - commercial	20,034	218	(125)	20,127
Total Mortgage Backed	61,661	730	(193)	62,198
Other asset backed	23,747	99	(38)	23,808
Total Fixed Income Securities	188,619	2,358	(1,195)	189,782
Equities	6,147	129	(15)	6,261
Totals	$194,766	$2,487	$(1,210)	$196,043

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,555	$12	$(84)	$23,483
States, municipalities and political subdivisions	21,974	232	(52)	22,154
Corporate
Banking/financial services	21,963	117	(166)	21,914
Consumer goods	7,813	43	(121)	7,735
Capital goods	15,524	127	(556)	15,095
Energy	4,807	—	(401)	4,406
Telecommunications/utilities	12,298	27	(450)	11,875
Health care	3,038	—	(17)	3,021
Total Corporate	65,443	314	(1,711)	64,046
Mortgage backed - agency	34,874	112	(313)	34,673
Mortgage backed - commercial	19,961	158	(244)	19,875
Total Mortgage Backed	54,835	270	(557)	54,548
Other asset backed	19,648	14	(120)	19,542
Total Fixed Income Securities	185,455	842	(2,524)	183,773
Equities	4,147	139	(46)	4,240
Totals	$189,602	$981	$(2,570)	$188,013

The following tables summarize the amortized cost and fair value of fixed income securities by contractual maturity (all amounts in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or less	One to five years	Five to ten years	More than ten years	Total contractual maturity	Total mortgage and asset backed
As of March 31, 2016							Total
Amortized Cost	$10,836	$54,773	$29,304	$8,298	$103,211	$85,408	$188,619
Fair Value	10,871	54,815	29,927	8,163	103,776	86,006	189,782

	One year or less	One to five years	Five to ten years	More than ten years	Total contractual maturity	Total mortgage and asset backed
As of December 31, 2015							Total
Amortized Cost	$11,494	$55,371	$35,462	$8,645	$110,972	$74,483	$185,455
Fair Value	11,518	54,752	35,148	8,265	109,683	74,090	183,773
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
There were no other than temporary impairments recorded for the three month periods ended March 31, 2016 and March 31, 2015 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company's investments in fixed income securities and equities is presented as follows (all amounts in '000s):

	Less Than 12 Months		More Than 12 Months		Total
As of March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$227	$(1)	$—	$—	$227	$(1)
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporate
Banking/financial services	4,824	(60)	256	(6)	5,080	(66)
Consumer goods	1,677	(54)	—	—	1,677	(54)
Capital goods	2,383	(286)	221	(32)	2,604	(318)
Energy	2,449	(164)	366	(136)	2,815	(300)
Telecommunications/utilities	3,884	(218)	281	(7)	4,165	(225)
Health care	—	—	—	—	—	—
Total Corporate	15,217	(782)	1,124	(181)	16,341	(963)
Mortgage backed - agency	5,802	(61)	1,961	(7)	7,763	(68)
Mortgage backed - commercial	10,515	(123)	511	(2)	11,026	(125)
Total Mortgage Backed	16,317	(184)	2,472	(9)	18,789	(193)
Other asset backed	7,714	(38)	254	—	7,968	(38)
Total Fixed Income Securities	39,475	(1,005)	3,850	(190)	43,325	(1,195)
Equities	985	(15)	—	—	985	(15)
Totals	$40,460	$(1,020)	$3,850	$(190)	$44,310	$(1,210)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$9,712	$(49)	$3,256	$(35)	$12,968	$(84)
States, municipalities and political subdivisions	5,870	(46)	553	(6)	6,423	(52)
Corporate
Banking/financial services	12,216	(161)	595	(5)	12,811	(166)
Consumer goods	6,044	(121)	—	—	6,044	(121)
Capital goods	9,425	(428)	755	(128)	10,180	(556)
Energy	3,862	(337)	544	(64)	4,406	(401)
Telecommunications/utilities	8,811	(450)	—	—	8,811	(450)
Health care	3,021	(17)	—	—	3,021	(17)
Total Corporate	43,379	(1,514)	1,894	(197)	45,273	(1,711)
Mortgage backed - agency	25,168	(255)	1,921	(58)	27,089	(313)
Mortgage backed - commercial	10,022	(129)	3,445	(115)	13,467	(244)
Total Mortgage Backed	35,190	(384)	5,366	(173)	40,556	(557)
Other asset backed	16,203	(113)	1,084	(7)	17,287	(120)
Total Fixed Income Securities	110,354	(2,106)	12,153	(418)	122,507	(2,524)
Equities	1,062	(46)	—	—	1,062	(46)
Totals	$111,416	$(2,152)	$12,153	$(418)	$123,569	$(2,570)
As of March 31, 2016, we held 165 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 16 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2015, we held 435 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 35 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three month period ended March 31, 2016 or for the year ended December 31, 2015, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three month periods ended March 31, 2016 and 2015 (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Total investment income
Interest income	$982	$592
Dividends	—	29
(Loss) income from other investments	(103)	53
Investment expenses	(226)	(154)
Net investment income	$653	$520

The following table presents the gross realized gains and gross realized losses from sales of fixed income securities and equities for the three month periods ended March 31, 2016 and 2015 (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Fixed income securities:
Gains on sales	$315	$137
Losses on sales	(76)	—
Equities:
Gains on sales	$—	$—
Losses on sales	—	—
Total:
Gains on sales	$315	$137
Losses on sales	(76)	—
The aggregate proceeds from sales of fixed income securities and equities included in the table above for the three month periods ended March 31, 2016 and 2015 are $21.5 million and $2.0 million, respectively.
The following table summarizes the components of net investment realized gains for the three month periods ended March 31, 2016 and 2015 (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Fixed income securities	$239	$137
Equities	—	—
Other	—	—
Net investment realized gains	$239	$137
Other Investments:
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interests in these limited partnership investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of March 31, 2016, the carrying values of these other investments were approximately $25.1 million versus approximately $22.9 million as of December 31, 2015. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate.
Collateral pledged:
As of March 31, 2016 and as of December 31, 2015, bonds and term deposits with a fair value of $15.3 million and $15.8 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of March 31, 2016 and as of December 31, 2015, the amount of such pledged securities was $3.6 million. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state, provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
U.S. GAAP requires certain assets and liabilities to be reported at fair value in the financial statements and provides a framework for establishing that fair value. Level 1 inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:
Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3 - Unobservable inputs that are not corroborated by market data. These inputs reflect management's best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Atlas' assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of the asset or liability within the fair value hierarchy levels.
The following is a summary of significant valuation techniques for assets measured at fair value on a recurring basis
Level 1
Equities: Comprised of publicly-traded common stocks. Valuation is based on unadjusted quoted prices for identical assets in active markets that Atlas can access.
Fixed Income: Comprised of certain U.S. Treasury fixed income securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that Atlas can access.
Level 2
States, Municipalities and Political Subdivisions: Comprised of U.S. States, Territories and Possessions, U.S. Political Subdivisions of States, Territories and Possessions, U.S. Special Revenue and Special Assessment Obligations. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
Corporate Bonds: Comprised of investment-grade fixed income securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
Mortgage-backed and Other asset-backed: Comprised of securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance and credit spreads.
The following table summarizes Atlas' investments at fair value as of March 31, 2016 and as of December 31, 2015 (all amounts in '000s):

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$26,185	$—	$—	$26,185
States, municipalities and political subdivisions	—	14,184	—	14,184
Corporate
Banking/financial services	—	22,741	—	22,741
Consumer goods	—	8,146	—	8,146
Capital goods	—	14,354	—	14,354
Energy	—	4,032	—	4,032
Telecommunications/utilities	—	10,416	—	10,416
Health care	—	3,718	—	3,718
Total Corporate	—	63,407	—	63,407
Mortgage backed - agency	—	42,071	—	42,071
Mortgage backed - commercial	—	20,127	—	20,127
Total Mortgage Backed	—	62,198	—	62,198
Other asset backed	—	23,808	—	23,808
Total Fixed Income Securities	26,185	163,597	—	189,782
Equities	6,261	—	—	6,261
Totals	$32,446	$163,597	$—	$196,043

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,483	$—	$—	$23,483
States, municipalities and political subdivisions	—	22,154	—	22,154
Corporate
Banking/financial services	—	21,914	—	21,914
Consumer goods	—	7,735	—	7,735
Capital goods	—	15,095	—	15,095
Energy	—	4,406	—	4,406
Telecommunications/utilities	—	11,875	—	11,875
Health care	—	3,021	—	3,021
Total Corporate	—	64,046	—	64,046
Mortgage backed - agency	—	34,673	—	34,673
Mortgage backed - commercial	—	19,875	—	19,875
Total Mortgage Backed	—	54,548	—	54,548
Other asset backed	—	19,542	—	19,542
Total Fixed Income Securities	23,483	160,290	—	183,773
Equities	4,240	—	—	4,240
Totals	$27,723	$160,290	$—	$188,013
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of March 31, 2016. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the three month periods ended March 31, 2016 and 2015.
7. INCOME TAXES
Atlas' effective tax rate was 33.7% for the three month period ended March 31, 2016 and 43.1% for the three month period ended March 31, 2015. The below table reconciles the U.S. statutory marginal income tax rate to the effective tax rate (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2016		March 31, 2015
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$2,539	35.0%	$1,278	34.0%
Nondeductible expenses	—	—%	19	0.5%
Tax-exempt income	(12)	(0.2)%	—	—%
State tax (net of federal benefit)	58	0.8%	15	0.4%
Nondeductible acquisition accounting adjustment	(141)	(1.9)%	320	8.5%
Other	—	—%	(9)	(0.3)%
Provision for income taxes for continuing operations	$2,444	33.7%	$1,623	43.1%
Income tax expense consists of the following for the three month periods ended March 31, 2016 and March 31, 2015:

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Current tax expense	$1,664	$1,634
Deferred tax expense (benefit)	780	(11)
Total	$2,444	$1,623

Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. Internal Revenue Code of 1986 (as amended, "IRC") Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries, which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger, which is believed more likely than not to be utilized in the future, after consideration of the valuation allowance.
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $12.3 million as of March 31, 2016.
The components of net deferred income tax assets and liabilities as of March 31, 2016 and December 31, 2015 are as follows (all amounts in '000s):

	March 31, 2016	December 31, 2015
Gross deferred tax assets:
Losses carried forward	$12,281	$12,656
Unpaid claims and unearned premiums	8,620	8,122
Tax credits	662	662
Investments	—	36
Commissions	1,220	1,306
Other	984	1,457
Total gross deferred tax assets	23,767	24,239

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,808	3,582
Investments	945	—
Fixed assets	401	401
Intangible assets	1,431	1,465
Other	1,799	1,625
Total gross deferred tax liabilities	8,384	7,073
Net deferred tax assets	$15,383	$17,166
Amounts and expiration dates of the operating loss carryforwards as of March 31, 2016 are as follows (all amounts in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$4,409
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,669
2012	2032	2,890
Total		$35,088
Atlas has not established a valuation allowance for its gross future deferred tax assets as of March 31, 2016 or as of December 31, 2015. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended March 31, 2016 and 2015. Tax years 2012 through 2016 are subject to examination by the Internal Revenue Service ("IRS"). The IRS completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the five year lease term, which ends in May 2017. Atlas recognized $11,000 as an offset to rent expense for each of the three month periods ended March 31, 2016 and March 31, 2015. Total rental expense recognized on the headquarters building was $183,000 for each of the three month periods ended March 31, 2016 and March 31, 2015.
As of March 31, 2016, Atlas has the following future minimum rentals, related principally to office space, required under operating leases (all amounts in '000s):

Year	2016	2017	2018	2019	2020	2021 & Beyond	Total
Amount	$1,312	$1,269	$948	$952	$955	$1,058	$6,494
The Company has entered into subscription agreements to commit up to $7.1 million of capital to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, small business loans and equity securities. As of March 31, 2016, the unfunded commitment was $2.5 million.
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

9. INTERNAL USE SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and office equipment as of March 31, 2016 and as of December 31, 2015 (excluding assets held for sale) (all amounts in '000s):

	March 31, 2016	December 31, 2015
Leasehold improvements	$519	$507
Internal use software	7,623	7,611
Computer equipment	2,311	2,225
Furniture and other office equipment	595	593
Total	11,048	10,936
Accumulated depreciation	(8,610)	(8,347)
Balance, end of period	$2,438	$2,589

Depreciation expense and amortization was $262,000 and $200,000 for the three month periods ended March 31, 2016 and March 31, 2015, respectively. For the year ended December 31, 2015, depreciation expense and amortization was $966,000.

Effective July 1, 2015, the Company implemented a new policy management software and began amortizing the cost of the software. Total capitalized cost of the software was approximately $2.0 million. Amortization expense for the new software for the three month period ended March 31, 2016 was $98,000. Amortization expense for the year ended December 31, 2015 was $186,000.
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
Gross premiums written and ceded premiums, losses and commissions as of and for the three month periods ended March 31, 2016 and 2015 are as follows (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Direct premiums written	$61,068	$44,868
Assumed premiums written	2,957	105
Ceded premiums written	(13,954)	(4,394)
Net premiums written	$50,071	$40,579

Direct premiums earned	$52,784	$34,053
Assumed premiums earned	618	129
Ceded premiums earned	(11,649)	(4,015)
Net premiums earned	$41,753	$30,167

Ceded losses and loss adjustment expenses	$4,437	$898
Ceding commissions	1,933	1,170

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2016 and 2015 were as follows (all amounts in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Unpaid claims, beginning of period	$127,011	$102,430
Less: reinsurance recoverable	29,399	18,421
Net unpaid claims, beginning of period	97,612	84,009

Net reserves acquired	—	19,396

Change in retroactive reinsurance ceded	3	(14)

Incurred related to:
Current year	24,637	18,561
Prior years	303	(1,629)
	24,940	16,932

Paid related to:
Current year	5,287	3,144
Prior years	24,161	15,895
	29,448	19,039

Net unpaid claims, end of period	93,107	101,284
Add: reinsurance recoverable	28,272	29,156
Unpaid claims, end of period	$121,379	$130,440
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
The unfavorable development for the three month period ended March 31, 2016 primarily resulted from development of mandatory assigned risk pool reserves. For the three month period ended March 31, 2015, the favorable development was primarily due to Gateway's commercial auto program.
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

Stock options - Stock option activity for the three month periods ended March 31, 2016 and 2015 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$" ):

	Three Month Periods Ended
	March 31, 2016		March 31, 2015
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	187,728	C$6.22	224,623	C$6.05

	Three Month Periods Ended
	March 31, 2016		March 31, 2015
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	175,000	US$13.26
Granted	—	—	200,000	US$20.29
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 304,395 stock options that are exercisable as of March 31, 2016. The stock option grants outstanding have a weighted average remaining life of 7.58 years and have an intrinsic value of $3.4 million as of March 31, 2016. On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan.
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
The Monte-Carlo simulation model was used, for both the options and restricted voting common share grants, to estimate the fair value of compensation expense as a result of the performance based component of these grants.  Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted voting common share grants, respectively.   This expense will be amortized over the anticipated vesting period.
Restricted shares - The activity for the restricted voting common shares and restricted share units for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Month Periods Ended
	March 31, 2016		March 31, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	348,155	$15.53	185,190	$12.20
Granted	—	—	200,000	17.99
Vested	(37,035)	12.20	(37,035)	12.20
Non-vested, end of period	311,120	$15.92	348,155	$15.53

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $448,000 in share-based compensation expense, including income tax expense, for the three month period ended March 31, 2016. For the three month period ended

March 31, 2015, we incurred $433,000 of share-based compensation expense, including income tax expense. Total unearned share-based compensation expense was $1.5 million related to all stock option grants and $2.8 million related to restricted voting common shares and restricted share units as of March 31, 2016. This unearned share-based compensation expense will be amortized over the next 47 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $111,000 and $71,000 for the three month periods ended March 31, 2016 and 2015, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $44,000 and $33,000 for the three month periods ended March 31, 2016 and 2015, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

		March 31, 2016		December 31, 2015
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Preferred shares	100,000,000	6,538,560	$6,539	6,940,500	$6,941

Ordinary voting common shares	266,666,667	11,890,432	$36	11,883,025	36
Restricted voting common shares	33,333,334	132,863	—	132,863	—
Total common shares	300,000,001	12,023,295	$36	12,015,888	$36
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
There were 22,224 and 29,631 non-vested restricted stock units ("RSUs") as of March 31, 2016 and December 31, 2015, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the three month period ended March 31, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. The Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted voting common shares during the three month period ended March 31, 2015 to a director and the officers, respectively. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the Company retired 401,940 preferred shares pursuant to the Gateway stock purchase agreement. At March 31, 2016, there were 6,538,560 preferred shares outstanding. These preferred shares are beneficially owned or controlled by the former owners of Gateway (2,538,560 preferred shares) and Anchor (4,000,000 preferred shares). The Gateway preferred shares retired during the first quarter of 2016 and the preferred shares issued during the first quarter of 2015 have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with U.S.

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
During the three month period ended March 31, 2016, Atlas did not declare or pay dividends earned through the preferred shares. The former owners of Gateway and Anchor earned $37,000 and $46,000, respectively, in dividends during the three month period ended March 31, 2016. Through March 31, 2016, Atlas has accrued $351,000 and $192,000 in dividends for the former owners of Gateway and Anchor, respectively, which remain unpaid.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the three month periods ended March 31, 2016 and 2015 consisted of the following (in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Balance, beginning of period	$10,235	$8,166
Acquisition costs deferred	5,135	6,953
Amortization charged to income	4,053	3,918
Balance, end of period	$11,317	$11,201
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
17. NOTE PAYABLE
On March 9, 2015, American Insurance Acquisition, Inc. ("American Acquisition"), a wholly-owned direct subsidiary of Atlas Financial Holdings, Inc., and parent of the ASI Pool Subsidiaries (defined below), entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. The Loan Agreement includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time during the first twelve months of the agreement effective date of March 9, 2015. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 4.93% at March 31, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%, effectively 3.18% at March 31, 2016.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of March 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.

As of March 31, 2016, $2.4 million in funds were accessed from the Revolver and used to support Anchor's operations. $15.5 million in funds were accessed against the Draw Amount as of March 31, 2016. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of March 31, 2016. As of March 31, 2016, the unused funds for the Revolver and the Draw Amount were $2.6 million and $14.5 million, respectively.
For the three month period ended March 31, 2016, American Acquisition incurred interest expense, including non-utilization fees, of $233,000 and bank fees of $17,000 in connection with the Loan Agreement. For the three month period ended March 31, 2015, interest expense, including non-utilization fees, and bank fees were $9,000 and $6,000, respectively. As of March 31, 2016, unamortized bank fees associated with the Loan Agreement were $264,000. These bank fees will be amortized over the next 47 months.
Note payable outstanding as of March 31, 2016 and as of December 31, 2015 (all amounts in '000s):

	March 31, 2016	December 31, 2015
Revolver	$2,400	$2,000
Line of credit	15,500	15,500
Total outstanding borrowings	17,900	17,500
Unamortized issuance costs	(264)	(281)
Total note payable	$17,636	$17,219
In the first quarter of 2016, $500,000 was accessed from the Revolver. Atlas also repaid $100,000 from the Revolver's outstanding borrowings.
18. STATUTORY INFORMATION
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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
At March 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $122.0 million and had combined net written premiums and combined statutory net income for the three month period ended March 31, 2016 of $50.1 million and $3.6 million, respectively.
At December 31, 2015, our Insurance Subsidiaries had a combined statutory surplus of $118.5 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2015 of $177.8 million and $12.7 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2016 or during the year ended December 31, 2015.
19. CHANGE IN ACCOUNTING PRINCIPLE
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. The Company adopted this new disclosure during the first quarter of 2016 and applied its provisions retrospectively. Under the new guidance, unamortized debt issuance costs are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The adoption of this new disclosure reduced other assets and notes payable by $281,000.

The following line items presented in the Consolidated Statements of Financial Position as of March 31, 2016 and December 31, 2015 were affected by the adoption of the new disclosure:

(in '000s)	As Computed without Change in Accounting Principle	As Reported with Change in Accounting Principle	Effect of Change

Impact on Assets at March 31, 2016:
Other assets	$8,176	$7,912	$(264)
Total Assets	423,589	423,325	(264)
Impact on Liabilities and Shareholders' Equity at March 31, 2016:
Notes Payable	17,900	17,636	(264)
Total Liabilities	287,248	286,984	(264)
Total Liabilities and Shareholders' Equity	423,589	423,325	(264)

	As Originally Reported	As Adjusted	Effect of Change

Impact on Assets as of December 31, 2015:
Other assets	$6,941	$6,660	$(281)
Total Assets	411,573	411,292	(281)
Impact on Liabilities and Shareholders' Equity at December 31, 2015:
Notes Payable	17,500	17,219	(281)
Total Liabilities	281,951	281,670	(281)
Total Liabilities and Shareholders' Equity	411,573	411,292	(281)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends and the competitive and regulatory environment; the successful integration of future acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this document. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements contained herein are made as of the date of this filing, and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events or results, or otherwise. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Use of Non-U.S. GAAP Financial Measurements
The financial statements in this Quarterly Report on Form 10Q have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). However, some of the measures we use are "non-GAAP financial measures" under SEC rules and regulations. We use these non-GAAP financial measures in order to present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. When we use these measures, reconciliations to the most comparable GAAP measure are provided below and in the Operating Results section of this MD&A. The non-GAAP financial measures that we present may not be comparable to similarly-named measures reported by other companies.

Adjusted operating income, before tax includes both underwriting income and loss and net investment income, but excludes net realized capital gains and losses, legal and professional expense incurred related to business combinations, interest expense, net impairment charges recognized in earnings and other items. Underwriting income is derived by reducing net premiums earned by losses and loss adjustment expenses incurred, policy acquisition costs and general operating expenses.
Reconciliation of U.S. GAAP Net Income to Adjusted Operating Income, Before Tax (in '000s, except per share values)

	Three Month Periods Ended
	March 31, 2016		March 31, 2015
Net income	$4,811	$0.38	$2,137	$0.17
Add: income tax expense	2,444	0.19	1,623	0.13
Add: expenses incurred related to acquisition of subsidiaries	—	—	750	0.06
Add: expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(402)	(0.03)	942	0.07
Add: interest expense	233	0.02	9	—
Less: net realized investment gains	239	0.02	137	0.01
Less: other income	102	0.01	32	—
Adjusted operating income, before tax	$6,745	$0.53	$5,292	$0.42
After-tax return on average common equity ("ROCE") is derived by subtracting preferred share dividends accrued from net income and dividing by average common equity. Common equity is total shareholders' equity less preferred shares and cumulative preferred share dividends accrued. Average common equity is the average of common equity at the beginning and the ending of the reporting period.

Reconciliation of U.S. GAAP Shareholders' Equity to Common Equity (in '000s)
As of:	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
Total shareholders' equity	$136,341	$129,622	$117,963	$109,399
Less: preferred shares	(6,539)	(6,941)	(6,941)	(2,000)
Less: accrued dividends on preferred shares	(543)	(460)	(219)	(184)
Total common equity	$129,259	$122,221	$110,803	$107,215

Reconciliation of U.S. GAAP Return on Equity to Return on Common Equity (in '000s)
	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Net income	$4,811	$2,137
Average equity	132,981	113,682
Return on equity	14.5%	7.5%

Net income	$4,811	$2,137
Less: preferred share dividends accrued	(83)	(35)
Net income attributable to common shareholders	$4,728	$2,102
Average common equity	125,739	109,010
Return on average common equity	15.0%	7.7%

I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our "Insurance Subsidiaries": American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company ("Gateway") and Global Liberty Insurance Company

of New York ("Global Liberty"). This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty ("P&C") insurance in 49 states and the District of Columbia in the United States. The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively write insurance in 41 states and the District of Columbia. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
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
The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2015 the total market for commercial automobile liability insurance was approximately $31.3 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
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

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
First Quarter 2016 Financial Performance Summary (comparisons to First Quarter 2015 unless otherwise noted):

•	Gross premium written increased by 42.4% to $64.0 million, which included an increase of 42.9% in our core commercial auto business

•	In-force premium at March 31, 2016 was $220.6 million, compared to $211.3 million at December 31, 2015

•	The combined ratio for the first quarter of 2016 improved by 5.4 percentage points to 84.4%

•	Underwriting income for the first quarter of 2016 improved to $6.5 million, compared to $3.1 million

•	Net income was $4.8 million for the first quarter of 2016, compared to net income of $2.1 million

•	Earnings per common share diluted for the first quarter of 2016 were $0.38, representing a $0.21 or 123.5% increase from first quarter 2015

•	Book value per common share on March 31, 2016 was $10.73, compared to $10.15 at December 31, 2015 and $9.23 at March 31, 2015

•	Adjusted operating income, before tax, for the first quarter of 2016 was $6.7 million, or $0.53 per common share diluted, compared to $5.3 million, or $0.42 per common share diluted [1]

•	Adjusted operating income, after tax, for the first quarter of 2016 was $4.4 million, or $0.34 per common share diluted, compared to $3.5 million, or $0.27 per common share diluted [1]

•	Annualized return on common equity ("ROCE"), as defined in the 'Use of Non-U.S. GAAP Financial Measurements' section above, was 15.0% for the first quarter of 2016, compared to 7.7%

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three month periods ended March 31, 2016 and 2015.
Selected financial information (in '000s, except per share values)

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Gross premium written	$64,025	$44,973
Net premium earned	41,753	30,167
Net claims incurred	24,940	16,932
Underwriting expense:
Acquisition costs	4,053	3,918
Share based compensation (gross of income taxes)[1]	388	373
Expenses (recovered) incurred related to acquisitions and stock purchase agreements	(402)	1,692
Other underwriting expenses	6,280	4,172
Total underwriting expenses	10,319	10,155
Underwriting income	6,494	3,080
Net investment income	653	520
Income from operating activities, before tax	7,147	3,600
Less: Interest expense	233	9
Add: Realized gains and other income	341	169
Net income before tax	7,255	3,760
Income tax expense	2,444	1,623
Net income	$4,811	$2,137

Key Financial Ratios:
Loss ratio	59.7%	56.1%
Underwriting expense ratio:
Acquisition cost ratio	9.7%	13.0%
Share based compensation (gross of income taxes) ratio[1]	1.0%	1.2%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements ratio	(1.0)%	5.6%
Other underwriting expense ratio	15.0%	13.9%
Total underwriting expense ratio	24.7%	33.7%
Combined ratio	84.4%	89.8%
Adjusted operating income, net of income tax, per common share diluted[2]	$0.34	$0.27
Earnings per common share diluted	$0.38	$0.17
Book value per common share	$10.73	$9.23
Return on equity (annualized)	14.5%	7.5%
Return on average common equity (annualized)[2]	15.0%	7.7%
1 - Excludes income tax expense of $60,000 for each of the three month periods ended March 31, 2016 and 2015
2 - See 'Use of Non-GAAP Financial Measurements' section above for definitions and reconciliations of these measurements to U.S.
GAAP.

Adjusted operating income, after tax, is an internal performance measure used in the management of the Company's operations. It represents after-tax operational results excluding, as applicable, net realized gains or losses, net impairment charges recognized in earnings and other items. These amounts are more heavily influenced by market opportunities and other external factors. Adjusted operating income. after tax should not be viewed as a substitute for U.S. GAAP net income.

The increase in Atlas' net income and the impact on earnings per common share diluted for the three month periods ended March 31, 2016 and 2015 are summarized in the table below:
Net Income (in '000s, except per share values)

	Three Month Periods Ended
After Tax Effects	March 31, 2016		March 31, 2015
Net income	$4,811	$0.38	$2,137	$0.17
Less: other income	66	0.01	21	—
Less: net investment gains	155	0.01	90	0.01
Add: expenses incurred related to acquisition of subsidiaries	—	—	495	0.04
Add: expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(402)	(0.03)	942	0.07
Add: interest expense	152	0.01	6	—
Add: deferred income taxes	45	—	24	—
Adjusted operating income, after tax[1]	$4,385	$0.34	$3,493	$0.27
1 - See 'Use of Non-GAAP Financial Measurements' section above for definition of this measurement.

For the three month period ended March 31, 2016, adjusted operating income, after tax increased $0.07 per common share diluted to $0.34 primarily due to premium growth and a full quarter's worth of income generated from the business acquired in the Anchor acquisition. We acquired Anchor on March 11, 2015, and as a result, Anchor contributed an insignificant amount of net income for the three month period ended March 31, 2015. Anchor accounted for approximately $1.7 million of net income or $0.14 per common share diluted for the three month period ended March 31, 2016.
Three month period ended March 31, 2016 compared to the three month period ended March 31, 2015:
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
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy, and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate.
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
Acquisition costs consist principally of brokerage and agent commissions and, to a lesser extent, premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. We believe that because a portion of our personnel expenses are relatively fixed in nature, increased writings may improve our operating scale and may lead to reduced operating expense ratios.

Gross Premium Written
Atlas' core business is providing insurance for specialty operators in the public automobile insurance space, specifically users of light vehicles moving passengers for a fare. This business traditionally included taxi, limousine and paratransit operators. Today, it includes other commercially licensed livery operators as well. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of the approximately $31 billion U.S. Commercial Auto industry segment.
There are a number of other programs that were written by our subsidiaries prior to Atlas' acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. No new premiums are being written, however, a small amount of renewal business was recorded for the three month period ended March 31, 2016. These policies will be non-renewed upon their next anniversary.
The other lines of business in this category are comprised of Gateway's truck and workers' compensation programs, Atlas' non-standard personal lines business, Global Liberty's homeowners program and assigned risk business. The Gateway truck and workers' compensation programs were put into run-off during 2012. The workers' compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party. The non-renewal process related to the Global Liberty homeowners program began prior to Atlas' acquisition and remains underway. This is a relatively small book of business, which is substantially reinsured.
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended
	March 31, 2016	March 31, 2015	% Change
Commercial automobile	$63,815	$44,652	42.9%
Surety	(4)	200	(102.0)%
Other	214	121	76.9%
	$64,025	$44,973	42.4%
For the three month period ended March 31, 2016, gross premium written was $64.0 million compared to $45.0 million for the three month period ended March 31, 2015, representing a 42.4% increase. For the three month period ended March 31, 2016, gross premium written from commercial automobile was $63.8 million, representing an increase of 42.9% relative to the three month period ended March 31, 2015. We target primarily owner operators and small fleets within the taxi, limousine and paratransit segments. Our gross written premium from these target accounts increased 42.8% for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015. Deploying our hyper-focused model and strong value proposition, organic growth was achieved in mature states like Minnesota, developing states like California and through acquisition in the largest geographic market in our niche, New York. Meaningful increases in gross written premium for the three month period ended March 31, 2016 also resulted from organic growth in states such as Nevada and Virginia.
In-force premium was $220.6 million and $211.3 million, as of March 31, 2016 and December 31, 2015, respectively. The Company’s gross unearned premium reserve was $118.8 million and $108.2 million, as of March 31, 2016 and December 31, 2015, respectively. The increase in gross unearned premium reserves and in-force premium primarily resulted from the renewal of our Illinois and New York taxi business effective January 1 and March 1, respectively.

Geographic Concentration
The following table summarizes gross premium written by state:
Gross premium written by state ($ in '000s)

	Three Month Periods Ended
	March 31, 2016		March 31, 2015
New York	$19,691	30.8%	$7,912	17.6%
Illinois	9,322	14.6%	9,379	20.9%
California	6,495	10.1%	2,775	6.2%
Nevada	4,208	6.6%	1,550	3.4%
Michigan	3,669	5.7%	3,532	7.9%
Minnesota	2,601	4.1%	1,689	3.8%
Texas	1,704	2.7%	2,348	5.2%
Virginia	1,654	2.6%	885	2.0%
Louisiana	1,430	2.2%	3,322	7.4%
Oregon	1,321	2.1%	1,055	2.3%
Other	11,930	18.5%	10,526	23.3%
Total	$64,025	100.0%	$44,973	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended March 31, 2015, we experienced growth in gross premium written in our core business in 26 states in the three month period ended March 31, 2016. We experienced quarter over quarter growth of greater than 100% in 9 of those 26 states, due to a continuing positive response from both new and existing agents to Atlas' value proposition and the current market environment.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased by 217.6% to $14.0 million for the three month period ended March 31, 2016 compared to $4.4 million for the three month period ended March 31, 2015. The increase in ceded premium written from the first quarter of 2015 is primarily due to Atlas' participation in a quota share reinsurance agreement with Swiss Reinsurance America Corporation ("Swiss Re") for its commercial auto and general liability lines of business ("Quota Share"), which was implemented as of July 1, 2014. This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. For 2015, Global Liberty had a 20% quota share reinsurance with SCOR Reinsurance Company ("SCOR Re"). In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Re.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 23.4% to $50.1 million for the three month period ended March 31, 2016 compared to $40.6 million for the three month period ended March 31, 2015. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $41.8 million for the three month period ended March 31, 2016, a 38.4% increase compared to $30.2 million for the three month period ended March 31, 2015. These increases are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $7.4 million or 64.2% of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of New York, California, Louisiana and Nevada. Excluding the impact of Global Liberty's incremental premium, organic growth for the first quarter of 2016 was 14.7% on a year-over-year basis.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count in these niche markets has increased approximately 19% in the past two years. At our current rate levels, we believe the size of the addressable market in terms of available premium has increased approximately 30% over this same two year period. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends. ROCE remains our priority, and our objective will continue to be to deliver better than industry level results based on our specialized focus. At current net written premium to surplus levels, we believe that managing volume, operating margin and financial leverage should result in the maximizing of ROCE and value creation for shareholders. Self funded growth is a priority, and tools such as the Quota Share and credit facility provide important flexibility in this regard.

Claims Incurred
The loss ratio relating to the claims incurred for the three month period ended March 31, 2016 was 59.7% compared to 56.1% for the three month period ended March 31, 2015. The loss ratio increase relative to the prior period was primarily due to unfavorable development on mandatory assigned risk pool programs. Also, the loss ratio relating to the claims incurred for the three month period ended March 31, 2015, was unusually low due to favorable development on Gateway's commercial program.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share. Acquisition costs were $4.1 million for the three month period ended March 31, 2016, or 9.7% of net premium earned, as compared to 13.0% for the three month period ended March 31, 2015. The decrease in the ratio is the result of the increased utilization of the Quota Share. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 13.8% for the first quarter of 2016.
The other underwriting expense ratio (including share based compensation expenses and expenses incurred related to acquisitions and stock purchase agreements) was 15.0% for the three month period ended March 31, 2016 compared to 20.7% for the three month period ended March 31, 2015. The decrease in the other underwriting expense ratio is primarily driven by the increase in net premiums earned.
Also, while the Quota Share provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.

Combined Ratio
Atlas’ combined ratio for the three month period ended March 31, 2016 was 84.4%, compared to 89.8% for the three month period ended March 31, 2015. Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’ sections above.
The table below indicates the impact of the Quota Share, expenses (recovered) incurred related to acquisitions and stock purchase agreements and share based compensation on the combined ratio for the three month periods ended March 31, 2016 and 2015:

(in '000s, percentages to net earned premiums)	Three Month Periods Ended
	March 31, 2016		March 31, 2015
Gross of Quota Share:	Amount	%	Amount	%
Net premiums earned	$49,695	100.0%	$31,740	100.0%
Net claims incurred	29,039	58.4%	17,695	55.7%
Acquisition costs	6,854	13.8%	4,472	14.1%
Other insurance general and administrative expenses[1]	6,280	12.6%	4,172	13.2%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements	(402)	(0.8)%	1,692	5.3%
Share based compensation expense (gross of income taxes)[2]	388	0.8%	373	1.2%
Total underwriting profit and combined ratio	$7,536	84.8%	$3,336	89.5%

Net of Quota Share:
Net premiums earned	$41,753	100.0%	$30,167	100.0%
Net claims incurred	24,940	59.7%	16,932	56.1%
Acquisition costs	4,053	9.7%	3,918	13.0%
Other insurance general and administrative expenses[1]	6,280	15.0%	4,172	13.9%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements	(402)	(1.0)%	1,692	5.6%
Share based compensation expense (gross of income taxes)[2]	388	1.0%	373	1.2%
Total underwriting profit and combined ratio	$6,494	84.4%	$3,080	89.8%
1 - Includes amortization of intangible assets
2 - Excludes income tax expense of $60,000 for each of the three month periods ended March 31, 2016 and 2015
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income was $653,000 for the three months ended March 31, 2016 compared to $520,000 during the three months ended March 31, 2015.  The gross annualized yield on our fixed income securities was 2.1% and 1.8% for the three month periods ended March 31, 2016 and 2015, respectively.  The gross annualized yield on our cash and cash equivalents was 0.1% for each of the three month periods ended March 31, 2016 and 2015.  The increase in net investment income and gross investment yield from the prior year period are the result of the Anchor acquisition and favorable returns on certain securities.
Net Realized Investment Gains
Net realized investment gains for the three month period ended March 31, 2016 were $239,000 compared to net realized investment gains of $137,000 for the three month period ended March 31, 2015. The difference is the result of management's decision to sell certain securities to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $102,000 for the three month period ended March 31, 2016 and other income of $32,000 for the three month period ended March 31, 2015. This increase is primarily the result of fee income from Plainview.

Expenses Related to Acquisitions and Stock Purchase Agreements
Atlas incurred no expenses related to the acquisition of Anchor during the first quarter of 2016, but Atlas recovered $402,000 of expenses related to the terms of the Gateway stock purchase agreement and retirement of preferred shares during the quarter. For the three month period ended March 31, 2015, Atlas recognized total expenses of $1.7 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $750,000 were incurred to effect the business combination, including legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $942,000 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement and is subject to adjustment in future periods.
Income before Income Taxes
Atlas generated pre-tax income of $7.3 million in the three month period ended March 31, 2016, compared to pre-tax income of $3.8 million in the three month period ended March 31, 2015, or a 93.0% increase over the prior year's first quarter. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Net Income and Earnings per Common Share
Atlas had net income of $4.8 million during the three month period ended March 31, 2016 compared to $2.1 million during the three month period ended March 31, 2015. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the three month period ended March 31, 2016 was $0.38 compared to $0.17 for the three month period ended March 31, 2015 primarily due to premium growth, expanding margins from pricing activities and investment income growth. For the three month period ended March 31, 2016, adjusted operating income increased $0.11 per common share diluted to $6.7 million, primarily due to premium growth, expanding margins from pricing activities and investment income growth.
The following chart illustrates Atlas’ potential dilutive common shares for the three month periods ended March 31, 2016 and 2015:

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Basic weighted average common shares outstanding	12,045,519	11,850,848
Dilutive potential ordinary shares:
Dilutive stock options	182,541	200,497
Dilutive shares upon preferred share conversion	522,397	573,444
Diluted weighted average common shares outstanding	12,750,457	12,624,789

III. FINANCIAL CONDITION
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
Portfolio Composition
Atlas held securities with a fair value of $196.0 million as of March 31, 2016, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio (in '000s)

As of:	March 31, 2016	December 31, 2015
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$26,185	$23,483
States, municipalities and political subdivisions	14,184	22,154
Corporate
Banking/financial services	22,741	21,914
Consumer goods	8,146	7,735
Capital goods	14,354	15,095
Energy	4,032	4,406
Telecommunications/utilities	10,416	11,875
Health care	3,718	3,021
Total Corporate	63,407	64,046
Mortgage backed - agency	42,071	34,673
Mortgage backed - commercial	20,127	19,875
Total Mortgage Backed	62,198	54,548
Other asset backed	23,808	19,542
Total Fixed Income Securities	189,782	183,773
Equities	6,261	4,240
Totals	$196,043	$188,013
For the three month period ended March 31, 2016, investment holdings grew to $221.1 million due to purchases of fixed income and equity securities and favorable mark-to-market conditions.

Other Investments
The following table summarizes investments in equity method investments by investment type at March 31, 2016 and December 31, 2015 (all amounts in '000s):

	Unfunded Commitments	Carrying Value
	March 31, 2016	March 31, 2016	December 31, 2015
Real estate	$1,879	$10,240	$10,202
Insurance linked securities	—	8,829	8,747
Activist hedge funds	—	3,597	3,685
Venture capital	600	300	205
Total Equity Method Investments	$2,479	$22,966	$22,839
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interest is not deemed minor, and the investments are accounted for under the equity method of accounting. At March 31, 2016, the carrying value of the collateral loans was approximately $2.1 million versus approximately $98,000 at December 31, 2015. The increase in the carrying value of the collateral loans was due to the investment in a loan. At March 31, 2016, the carrying value of the limited partnerships was approximately $23.0 million versus approximately $22.8 million at December 31, 2015. The increase in the carrying value of the limited partnerships was due to the purchase of investments offset by the decrease in equity of certain limited partnerships. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis, which approximate the income earned on some of the limited partnerships that invest in income-producing real estate. For the three month period ended March 31, 2016, equity method investments generated an investment loss of $103,000, compared to investment income of $53,000 for the three month period ended March 31, 2015. The decrease in investment income related to these investments was primarily the result of lower than anticipated yields.
Liquidity and Cash Flow Risk
As of March 31, 2016, 34.6% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of March 31, 2016, the fixed income securities had a weighted average life of 4.1 years and a duration of 3.2 years, compared to a weighted average life of 4.1 years and a duration of 3.3 years, as of December 31, 2015. Changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
As of March 31, 2016, Atlas' allowance for bad debt was $845,000. Atlas' allowance for bad debt decreased by $1,000 compared to $846,000 as of December 31, 2015. The slight decrease in the allowance for bad debts was related to the re-estimation of the allowance during the three month period ended March 31, 2016.

The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly very high quality securities in corporate and government bonds with 85.9% rated ‘A’ or better as of March 31, 2016 compared to 84.9% as of December 31, 2015.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount[1]	% of Total
AAA/Aaa[1]	$54,315	28.6%	$44,110	24.0%
AA/Aa1	79,111	41.7%	83,116	45.2%
A/A	29,508	15.6%	28,765	15.7%
BBB/Baa	25,242	13.3%	26,512	14.4%
BB	1,191	0.6%	1,270	0.7%
B	415	0.2%	—	—%
Total Fixed Income Securities	$189,782	100.0%	$183,773	100.0%
1 - During the three month period ended March 31, 2016, our external investment portfolio manager switched rating agencies for U.S. treasury, agency and agency mortgage backed securities from Fitch or Moody's 'AAA' to S&P 'AA.' As a result, we have restated fair values of these fixed income securities as of December 31, 2015 using the S&P rating for comparative purposes.

Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the three month periods ended March 31, 2016 and 2015.
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
The total fair value of the securities in an unrealized loss position as of March 31, 2016 was $44.3 million compared to $123.6 million as of December 31, 2015. This decrease was primarily driven by the positive changes in market values during the first three months of 2016. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for American Country, American Service and Gateway, or collectively "ASI Pool Subsidiaries." Our initial cession was 5% of subject written premiums, which was increased to 15% effective April 1, 2015. Under this contract, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Global Liberty historically maintained lower reinsurance retention limits. For the prior year, Global Liberty had a 20% quota share reinsurance with SCOR Re. In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Re.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $32.6 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of March 31, 2016 as compared to $32.7 million as of December 31, 2015. The decrease in the recoverable from third party reinsurers resulted from the decrease in ceded IBNR.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation ("Gen Re"), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re and White Rock Insurance (SAC) Ltd. ("White Rock"). Great American has a financial strength rating of A+ from Standard & Poor’s, Gen Re has a financial strength rating of AA from Standard & Poor's, SCOR Re has a financial strength rating of A1 from Moody's, Swiss Re has a financial strength rating of Aa3 from Moody's, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter of credit and funds held on deposit.
Claims Liabilities
The table below shows the amounts of total case reserves and incurred but not reported (“IBNR”) claims provision at March 31, 2016 and at December 31, 2015. The provision for unpaid claims decreased by 4.4% to $121.4 million as of March 31, 2016 compared to $127.0 million as of December 31, 2015. During the three month period ended March 31, 2016, case reserves decreased by 3.9% compared to December 31, 2015, and IBNR reserves decreased by 4.8%. The decreases in case reserves and IBNR were related primarily due to claim settlements on reported claims from current and prior accident years for our commercial auto and mandatory assigned risk programs.
Provision for unpaid claims by type - gross of reinsurance ($ in '000s)

As of:	March 31, 2016	December 31, 2015	YTD% Change
Case reserves	$47,523	$49,441	(3.9)%
IBNR	73,856	77,570	(4.8)%
Total	$121,379	$127,011	(4.4)%

Provision for unpaid claims by line of business – gross of reinsurance ($ in '000s)

As of:	March 31, 2016	December 31, 2015	YTD% Change
Commercial automobile	$113,491	$116,377	(2.5)%
Other	7,888	10,634	(25.8)%
Total	$121,379	$127,011	(4.4)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	March 31, 2016	December 31, 2015	YTD% Change
Commercial automobile	$90,778	$95,043	(4.5)%
Other	2,329	2,569	(9.3)%
Total	$93,107	$97,612	(4.6)%

The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2016 and March 31, 2015 were as follows ($ in '000s):

	Three Month Periods Ended
	March 31, 2016	March 31, 2015
Unpaid claims, beginning of period	$127,011	$102,430
Less: reinsurance recoverable	29,399	18,421
Net unpaid claims, beginning of period	97,612	84,009

Net reserves acquired	—	19,396

Change in retroactive reinsurance ceded	3	(14)

Incurred related to:
Current year	24,637	18,561
Prior years	303	(1,629)
	24,940	16,932

Paid related to:
Current year	5,287	3,144
Prior years	24,161	15,895
	29,448	19,039

Net unpaid claims, end of period	93,107	101,284
Add: reinsurance recoverable	28,272	29,156
Unpaid claims, end of period	$121,379	$130,440
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
The unfavorable development for the three month period ended March 31, 2016 primarily resulted from the development of mandatory assigned risk pool reserves. For the three month period ended March 31, 2015, the favorable development was primarily due to Gateway's commercial auto program.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance sheet arrangements
At March 31, 2016, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Ordinary Share
Book value per ordinary share was as follows:

As of: (in '000s, except for shares and per share data)	March 31, 2016	December 31, 2015
Shareholders' equity	$136,341	$129,622
Less: Preferred stock in equity	6,539	6,941
Less: Accumulated dividends on preferred stock	543	460
Common equity	$129,259	$122,221
Participative shares:
Common shares outstanding	12,023,295	12,015,888
Restricted stock units (RSUs)	22,224	29,631
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$10.73	$10.15
Year-to-date in 2016, book value per common share increased by $0.58 relative to December 31, 2015 as follows: an increase of $0.36 related to net income after tax (excluding expenses recovered pursuant to stock purchase agreements), an increase of $0.01 related to realized investment gains after tax, an increase of $0.15 related to the change in unrealized gains/losses after tax, a net increase of $0.04 related to share based compensation impacts, a $0.01 decrease related to preferred dividends and an increase of $0.03 related to expenses recovered pursuant to stock purchase agreements. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' subsections of the 'Operating Results' section.

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
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. The Loan Agreement includes a $30.0 million line of credit, which can be drawn in increments at any time during the first twelve months of the agreement effective date of March 9, 2015. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%. The Loan Agreement also includes a $5.0 million revolving line of credit that bears interest at one-month LIBOR plus 2.75%.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service, and Gateway, which are wholly-owned direct subsidiaries of American Acquisition. As of March 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of March 31, 2016, $2.4 million in funds were accessed from the revolving line of credit and were used to support Anchor's operations and $15.5 million were accessed from the line of credit and contributed to the ASI Pool companies in exchange for surplus notes. The surplus notes carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of March 31, 2016. As of March 31, 2016, the unused funds for the Revolver and the Draw Amount were $2.6 million and $14.5 million, respectively.
For the three month period ended March 31, 2016, American Acquisition incurred interest expense of $233,000 and bank fees of $17,000 in connection with the Loan Agreement. For the three month period ended March 31, 2015, interest expense, including non-utilization fees, and bank fees were $9,000 and $6,000, respectively. As of March 31, 2016, unamortized bank fees associated with the Loan Agreement were $264,000. These bank fees will be amortized over the next 47 months.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Three Month Period Ended	Twelve Month Period Ended
	March 31, 2016	December 31, 2015
Net cash flows provided by operating activities	$2,194	$8,477
Net cash flows provided by financing activities	400	17,645
Net cash flows used in investing activities	(7,649)	(40,354)
Net decrease in cash	$(5,055)	$(14,232)
Cash provided by operations during the three month period ended March 31, 2016 was primarily due to an increase in net income offset by increases in operating assets and liabilities. Cash provided by financing activities during the three month period ended March 31, 2016 was the result of the net amount borrowed from the revolver loan under the Loan Agreement. Cash used in investing activities during the three month period ended March 31, 2016 was primarily a result of the acquisition of fixed income securities, equity securities and other investments offset by sales of fixed income securities.
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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction is the greater of statutory net income or 10% of total statutory capital and surplus.
At March 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $122.0 million and had combined net written premiums and combined statutory net income for the three month period ended March 31, 2016 of $50.1 million and $3.6 million, respectively.
At December 31, 2015, our Insurance Subsidiaries had a combined statutory surplus of $118.5 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2015 of $177.8 million and $12.7 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2016 or during the year ended December 31, 2015.

Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk that were discussed in Part II, Item 7A of the Company's Annual Report on Form 10K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company's Annual Report on Form 10K for the year ended December 31, 2015.

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

Date:	May 9, 2016	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer