Form 10-Q
period 2016-06-30
Atlas Financial Holdings, Inc.
filed 2016-08-01
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2016	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 12,023,295 shares of the Registrant's common stock outstanding as of July 29, 2016, of which 11,895,104 are ordinary voting common shares and 128,191 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 10,685,487 shares as of July 29, 2016 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $181,392 and $185,455)	$184,572	$183,773
Equity securities, at fair value (cost $6,147 and $4,147)	6,287	4,240
Other investments	27,040	22,937
Total Investments	217,899	210,950
Cash and cash equivalents	22,438	22,354
Accrued investment income	918	1,036
Premiums receivable (net of allowance of $923 and $846)	77,483	82,529
Reinsurance recoverables on amounts paid	7,614	3,277
Reinsurance recoverables on amounts unpaid	25,691	29,399
Prepaid reinsurance premiums	19,873	17,412
Deferred policy acquisition costs	10,657	10,235
Deferred tax asset, net	14,087	17,166
Goodwill	2,726	2,726
Intangible assets, net	4,730	4,925
Internal use software and office equipment, net	2,362	2,589
Other assets	6,580	6,694
Total Assets	$413,058	$411,292
Liabilities
Claims liabilities	$112,457	$127,011
Unearned premiums	112,437	108,202
Due to reinsurers and other insurers	10,928	10,781
Note payable, net	17,653	17,219
Other liabilities and accrued expenses	16,625	18,457
Total Liabilities	$270,100	$281,670
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: June 30, 2016 - 6,538,560 and December 31, 2015 - 6,940,500. Liquidation value $1.00 per share	$6,539	$6,941
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: June 30, 2016 - 11,895,104 and December 31, 2015 - 11,883,025	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2016 - 128,191 and December 31, 2015 - 132,863	—	—
Additional paid-in capital	198,877	198,041
Retained deficit	(64,653)	(74,364)
Accumulated other comprehensive income (loss), net of tax	2,159	(1,032)
Total Shareholders' Equity	142,958	129,622
Total Liabilities and Shareholders’ Equity	$413,058	$411,292
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016 (unaudited)	June 30, 2015 (unaudited)	June 30, 2016 (unaudited)	June 30, 2015 (unaudited)
Net premiums earned	$41,802	$38,304	$83,555	$68,471
Net investment income	1,112	1,191	1,765	1,711
Net realized investment gains	155	44	394	181
Other income	127	125	229	157
Total revenue	43,196	39,664	85,943	70,520
Net claims incurred	24,574	22,529	49,514	39,461
Acquisition costs	3,970	5,077	8,023	8,995
Other underwriting expenses	6,783	5,490	13,354	10,035
Amortization of intangible assets	98	—	195	—
Interest expense	266	172	499	181
Expenses (recovered) incurred pursuant to Gateway stock purchase agreement	—	—	(402)	942
Expenses incurred related to acquisition of subsidiaries	—	228	—	978
Total expenses	35,691	33,496	71,183	60,592
Income from operations before income tax expense	7,505	6,168	14,760	9,928
Income tax expense	2,605	2,232	5,049	3,855
Net income	4,900	3,936	9,711	6,073
Less: Preferred share dividends	78	80	161	115
Net income attributable to common shareholders	$4,822	$3,856	$9,550	$5,958

Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,930,172
Earnings per common share basic	$0.40	$0.32	$0.79	$0.50
Diluted weighted average common shares outstanding	12,747,751	12,800,920	12,749,083	12,714,450
Earnings per common share diluted	$0.38	$0.31	$0.76	$0.48

Condensed Consolidated Statements of Comprehensive Income

Net income	$4,900	$3,936	$9,711	$6,073

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	1,756	(1,980)	4,661	(390)
Reclassification to income of net realized investment gains	288	189	248	195
Effect of income tax	(715)	609	(1,718)	66
Other comprehensive income (loss)	1,329	(1,182)	3,191	(129)
Total comprehensive income	$6,229	$2,754	$12,902	$5,944

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Share-holders' Equity
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	6,073	—	6,073
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive loss	—	—	—	—	—	(129)	(129)
Share-based compensation	—	2	—	823	—	—	825
Balance June 30, 2015 (unaudited)	$6,941	$36	$—	$196,902	$(82,721)	$(49)	$121,109

Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	9,711	—	9,711
Retirement of preferred shares	(402)	—	—	—	—	—	(402)
Other comprehensive income	—	—	—	—	—	3,191	3,191
Share-based compensation	—	—	—	836	—	—	836
Balance June 30, 2016 (unaudited)	$6,539	$36	$—	$198,877	$(64,653)	$2,159	$142,958

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000s of US dollars, except for share and per share data)	Six Month Periods Ended
	June 30, 2016 (unaudited)	June 30, 2015 (unaudited)
Operating activities:
Net income	$9,711	$6,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	480	394
Share-based compensation expense	836	825
Amortization of deferred gain on sale of headquarters building	(21)	(21)
Amortization of intangible assets	195	—
Deferred income taxes	1,361	165
Net realized gains	(394)	(181)
Gain in equity of investees	(215)	(452)
Amortization of bond premiums and discounts	683	707
Amortization of financing costs	34	22
Expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(402)	941
Net changes in operating assets and liabilities (net of acquisition):
Premiums receivable and other assets, net	5,160	(11,680)
Due from reinsurers and other insurers	(3,090)	(1,124)
Deferred policy acquisition costs	(422)	(167)
Accrued investment income	118	(37)
Claims liabilities	(14,554)	(6,703)
Unearned premiums	4,235	11,667
Due to reinsurers and other insurers	147	2,130
Other liabilities and accrued expenses	(1,811)	(1,632)
Net cash flows provided by operating activities	2,051	927

Investing activities:
Purchase of subsidiary (net of cash acquired)	—	(10,956)
Purchases of:
Fixed income securities	(36,827)	(51,141)
Equity securities	(2,000)	(1,340)
Other investments	(5,361)	(686)
Property, equipment and other	(252)	(439)
Proceeds from sale and maturity of:
Fixed income securities	40,601	23,608
Equity securities	—	1,399
Other investments	1,472	—
Net cash flows used in investing activities	(2,367)	(39,555)

Financing activities:
Proceeds from notes payable	500	18,000
Repayment of note	(100)	—
Net cash flows provided by financing activities	400	18,000

Net change in cash and cash equivalents	84	(20,628)
Cash and cash equivalents, beginning of period	22,354	36,586
Cash and cash equivalents, end of period	$22,438	$15,958

Supplemental disclosure of cash information (in '000s):
Cash paid for:
Income taxes	$3,353	$3,639
Interest	358	139

Supplemental disclosure of noncash investing and financing activities (in '000's):
Issuance of preferred shares related to purchase of subsidiary	$—	$4,000
Issuance of preferred shares related to Gateway stock purchase agreement	—	941
Retirement of preferred shares related to Gateway stock purchase agreement	(402)	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for the full calendar year.
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

2. NEW ACCOUNTING STANDARDS

With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the six month period ended June 30, 2016, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2015, that are of significance or potential significance to Atlas.
Pertinent Accounting Standard Updates ("ASU's") are issued from time to time by the Financial Accounting Standards Board ("FASB") and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2016 have been adopted by the company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date and is currently evaluating the potential impact of its adoption on its consolidated financial statements.

In May 2016 and April 2016, the FASB issued ASU 2016-12 and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), respectively, which is associated with the updates in ASU 2014-09 and ASU 2015-14. The provisions of this update enhance the guidance on identifying performance obligations and licensing implementation. The effective date of this ASU follows the guidance in ASU 2015-14 discussed below. Along with ASU 2014-09, the Company plans to adopt these standards on the required effective date and is currently evaluating the guidance to determine the potential impact, if any, of its adoption on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company plans on adopting the update on the required effective date. The Company is currently evaluating the potential impact of its adoption on its consolidated financial statements.

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

All other recently issued pronouncements with effective dates after June 30, 2016 are not expected to have a material impact on the Consolidated Financial Statements.

3. ACQUISITIONS
Acquisition of Anchor Holdings Group, Inc. et. al.
On March 11, 2015, Atlas acquired Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty, along with its affiliated entities, Anchor Management, and Plainview (collectively, "Anchor"), from an unaffiliated third party. Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. Atlas' acquisition of Anchor expanded our distribution channel for core commercial automobile lines and provided incremental licensure as well as important infrastructure in the large New York market. Global Liberty also wrote homeowners insurance in the northeast, which was put into runoff, subject to applicable regulatory requirements, prior to the transaction.
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
The Anchor acquisition was accounted for using the acquisition method. Atlas began consolidating Anchor on March 11, 2015, therefore their financial results are included in Atlas' consolidated financial results starting with the three month period ended March 31, 2015. However, the following unaudited pro forma summary presents Atlas' consolidated financial information for the three and six month periods ended June 30, 2015 as if Anchor had been acquired on January 1, 2015. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2015. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share data)	Three Month Period Ended	Six Month Period Ended
	June 30, 2015	June 30, 2015
Revenue	$39,664	$75,980
Income from operations before income tax expense [1]	$6,396	$11,462
Net income [1]	$4,086	$7,062
Earnings per common share basic[1]	$0.33	$0.58
Earnings per common share diluted [1]	$0.31	$0.54
1 - Excludes expenses incurred in connection with the Anchor acquisition
From the date of acquisition through June 30, 2015, Anchor earned revenue of $9.9 million and net income of $990,000.

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

(in '000s)
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
The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $4.5 million and $2.7 million, respectively. The Company recorded an adjustment to the purchase price allocation and amortization related to the identified intangible assets during the fourth quarter of 2015. Atlas recognized amortization expense of $98,000 and $195,000 for the three and six month periods ended June 30, 2016, respectively, related to intangible assets acquired in the Anchor transaction. Atlas recognized no amortization expense for the three and six month periods ended June 30, 2015. Atlas incurred no transaction expenses related to the Anchor acquisition for the three and six month periods ended June 30, 2016 and $228,000 and $978,000 in expenses for the three and six month periods ended June 30, 2015, respectively.

Intangible Assets
The following table presents a summary of intangible assets by major asset class at June 30, 2016 and December 31, 2015:

(in '000s)
At June 30, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$157	$1,643
Customer relationship	10 years	2,700	353	2,347
State insurance licenses	Indefinite	740	—	740
		$5,240	$510	$4,730

At December 31, 2015	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$97	$1,703
Customer relationship	10 years	2,700	218	2,482
State insurance licenses	Indefinite	740	—	740
		$5,240	$315	$4,925
4. EARNINGS PER SHARE
Earnings per ordinary voting common shares, restricted voting common shares and participative restricted stock units ("RSUs") (collectively, the "common shares") for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in '000s, except share and per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic:
Income from operations before income tax expense	$7,505	$6,168	$14,760	$9,928
Income tax expense	2,605	2,232	5,049	3,855
Net income	$4,900	$3,936	$9,711	$6,073
Less: Preferred share dividends	78	80	161	115
Net income attributable to common shareholders	$4,822	$3,856	$9,550	$5,958
Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,930,172
Earnings per common share basic	$0.40	$0.32	$0.79	$0.50
Diluted:
Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,930,172
Add:
Dilutive stock options outstanding	179,835	218,852	181,167	210,834
Dilutive shares upon preferred share conversion	522,397	573,444	522,397	573,444
Diluted weighted average common shares outstanding	12,747,751	12,800,920	12,749,083	12,714,450
Earnings per common share diluted	$0.38	$0.31	$0.76	$0.48
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the "if-converted" method). Atlas’ dilutive potential ordinary voting common shares consist of stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In the three and six month periods ended June 30, 2016 and 2015, stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows ($ in '000s):

As of June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$24,227	$389	$—	$24,616
States, municipalities and political subdivisions	13,991	513	—	14,504
Corporate
Banking/financial services	20,807	496	(17)	21,286
Consumer goods	9,259	209	(13)	9,455
Capital goods	11,613	361	(95)	11,879
Energy	3,949	72	(77)	3,944
Telecommunications/utilities	10,584	222	(116)	10,690
Health care	3,663	73	—	3,736
Total Corporate	59,875	1,433	(318)	60,990
Mortgage backed - agency	40,634	830	(45)	41,419
Mortgage backed - commercial	18,627	321	(68)	18,880
Total Mortgage Backed	59,261	1,151	(113)	60,299
Other asset backed	24,038	155	(30)	24,163
Total Fixed Income Securities	181,392	3,641	(461)	184,572
Equities	6,147	155	(15)	6,287
Totals	$187,539	$3,796	$(476)	$190,859

As of December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,555	$12	$(84)	$23,483
States, municipalities and political subdivisions	21,974	232	(52)	22,154
Corporate
Banking/financial services	21,963	117	(166)	21,914
Consumer goods	7,813	43	(121)	7,735
Capital goods	15,524	127	(556)	15,095
Energy	4,807	—	(401)	4,406
Telecommunications/utilities	12,298	27	(450)	11,875
Health care	3,038	—	(17)	3,021
Total Corporate	65,443	314	(1,711)	64,046
Mortgage backed - agency	34,874	112	(313)	34,673
Mortgage backed - commercial	19,961	158	(244)	19,875
Total Mortgage Backed	54,835	270	(557)	54,548
Other asset backed	19,648	14	(120)	19,542
Total Fixed Income Securities	185,455	842	(2,524)	183,773
Equities	4,147	139	(46)	4,240
Totals	$189,602	$981	$(2,570)	$188,013

The following tables summarize the amortized cost and fair value of fixed income securities by contractual maturity ($ in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or less	One to five years	Five to ten years	More than ten years	Total contractual maturity	Total mortgage and asset backed
As of June 30, 2016							Total
Amortized Cost	$12,729	$51,051	$25,730	$8,583	$98,093	$83,299	$181,392
Fair Value	12,769	51,701	26,821	8,819	100,110	84,462	184,572

	One year or less	One to five years	Five to ten years	More than ten years	Total contractual maturity	Total mortgage and asset backed
As of December 31, 2015							Total
Amortized Cost	$11,494	$55,371	$35,462	$8,645	$110,972	$74,483	$185,455
Fair Value	11,518	54,752	35,148	8,265	109,683	74,090	183,773
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
There were no other than temporary impairments recorded for the three and six month periods ended June 30, 2016 and 2015 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company's investments in fixed income securities and equities is presented as follows ($ in '000s):

	Less Than 12 Months		More Than 12 Months		Total
As of June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$—	$—	$—	$—	$—	$—
States, municipalities and political subdivisions	535	—	—	—	535	—
Corporate
Banking/financial services	785	(1)	1,893	(16)	2,678	(17)
Consumer goods	—	—	216	(13)	216	(13)
Capital goods	418	(67)	619	(28)	1,037	(95)
Energy	1,411	(24)	593	(53)	2,004	(77)
Telecommunications/utilities	596	(4)	1,647	(112)	2,243	(116)
Health care	—	—	—	—	—	—
Total Corporate	3,210	(96)	4,968	(222)	8,178	(318)
Mortgage backed - agency	3,697	(35)	1,267	(10)	4,964	(45)
Mortgage backed - commercial	2,307	(13)	4,225	(55)	6,532	(68)
Total Mortgage Backed	6,004	(48)	5,492	(65)	11,496	(113)
Other asset backed	3,889	(4)	3,665	(26)	7,554	(30)
Total Fixed Income Securities	13,638	(148)	14,125	(313)	27,763	(461)
Equities	985	(15)	—	—	985	(15)
Totals	$14,623	$(163)	$14,125	$(313)	$28,748	$(476)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$9,712	$(49)	$3,256	$(35)	$12,968	$(84)
States, municipalities and political subdivisions	5,870	(46)	553	(6)	6,423	(52)
Corporate
Banking/financial services	12,216	(161)	595	(5)	12,811	(166)
Consumer goods	6,044	(121)	—	—	6,044	(121)
Capital goods	9,425	(428)	755	(128)	10,180	(556)
Energy	3,862	(337)	544	(64)	4,406	(401)
Telecommunications/utilities	8,811	(450)	—	—	8,811	(450)
Health care	3,021	(17)	—	—	3,021	(17)
Total Corporate	43,379	(1,514)	1,894	(197)	45,273	(1,711)
Mortgage backed - agency	25,168	(255)	1,921	(58)	27,089	(313)
Mortgage backed - commercial	10,022	(129)	3,445	(115)	13,467	(244)
Total Mortgage Backed	35,190	(384)	5,366	(173)	40,556	(557)
Other asset backed	16,203	(113)	1,084	(7)	17,287	(120)
Total Fixed Income Securities	110,354	(2,106)	12,153	(418)	122,507	(2,524)
Equities	1,062	(46)	—	—	1,062	(46)
Totals	$111,416	$(2,152)	$12,153	$(418)	$123,569	$(2,570)
As of June 30, 2016, we held 96 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 51 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2015, we held 435 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 35 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and six month periods ended June 30, 2016 or for the year ended December 31, 2015, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three and six month periods ended June 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total investment income
Interest income	$937	$902	$1,919	$1,494
Dividends	—	13	—	42
Income from other investments	399	449	296	502
Investment expenses	(224)	(173)	(450)	(327)
Net investment income	$1,112	$1,191	$1,765	$1,711

The following table presents the gross realized gains and gross realized losses from sales of fixed income securities and equities for the three and six month periods ended June 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fixed income securities:
Gains on sales	$191	$71	$506	$208
Losses on sales	(36)	(14)	(112)	(14)
Equities:
Gains on sales	$—	$69	$—	$69
Losses on sales	—	(82)	—	(82)
Total:
Gains on sales	$191	$140	$506	$277
Losses on sales	(36)	(96)	(112)	(96)
The aggregate proceeds from sales of fixed income securities and equities included in the table above for the three and six month periods ended June 30, 2016 are $7.7 million and $29.2 million, respectively, and $6.0 million and $8.0 million for the three and six month periods ended June 30, 2015, respectively.
The following table summarizes the components of net investment realized gains (losses) for the three and six month periods ended June 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fixed income securities	$155	$57	$394	$194
Equities	—	(13)	—	(13)
Net investment realized gains	$155	$44	$394	$181
Other Investments:
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interests in these limited partnership investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of June 30, 2016, the carrying values of these other investments were approximately $27.0 million versus approximately $22.9 million as of December 31, 2015. The carrying values of the equity method limited partnerships were $24.8 million and $22.8 million as of June 30, 2016 and December 31, 2015, respectively. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on two of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $2.2 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than temporary. To determine if an other-than temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows. As of June 30, 2016 and as of December 31, 2015, the Company had no valuation allowances established for impaired loans.
Collateral pledged:
As of June 30, 2016 and as of December 31, 2015, bonds and term deposits with a fair value of $15.3 million and $15.8 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of June 30, 2016 and as of December 31, 2015, the amounts of such pledged securities were $3.6 million. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state, provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
The following is a summary of significant valuation techniques for assets measured at fair value on a recurring basis:
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

The following table summarizes Atlas' investments at fair value as of June 30, 2016 and as of December 31, 2015 ($ in '000s):

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$24,616	$—	$—	$24,616
States, municipalities and political subdivisions	—	14,504	—	14,504
Corporate
Banking/financial services	—	21,286	—	21,286
Consumer goods	—	9,455	—	9,455
Capital goods	—	11,879	—	11,879
Energy	—	3,944	—	3,944
Telecommunications/utilities	—	10,690	—	10,690
Health care	—	3,736	—	3,736
Total Corporate	—	60,990	—	60,990
Mortgage backed - agency	—	41,419	—	41,419
Mortgage backed - commercial	—	18,880	—	18,880
Total Mortgage Backed	—	60,299	—	60,299
Other asset backed	—	24,163	—	24,163
Total Fixed Income Securities	24,616	159,956	—	184,572
Equities	6,287	—	—	6,287
Totals	$30,903	$159,956	$—	$190,859

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,483	$—	$—	$23,483
States, municipalities and political subdivisions	—	22,154	—	22,154
Corporate
Banking/financial services	—	21,914	—	21,914
Consumer goods	—	7,735	—	7,735
Capital goods	—	15,095	—	15,095
Energy	—	4,406	—	4,406
Telecommunications/utilities	—	11,875	—	11,875
Health care	—	3,021	—	3,021
Total Corporate	—	64,046	—	64,046
Mortgage backed - agency	—	34,673	—	34,673
Mortgage backed - commercial	—	19,875	—	19,875
Total Mortgage Backed	—	54,548	—	54,548
Other asset backed	—	19,542	—	19,542
Total Fixed Income Securities	23,483	160,290	—	183,773
Equities	4,240	—	—	4,240
Totals	$27,723	$160,290	$—	$188,013
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of June 30, 2016. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the three and six month periods ended June 30, 2016 and 2015.

7. INCOME TAXES
Atlas' effective tax rate was 34.7% and 34.2% for the three and six month periods ended June 30, 2016, respectively, and 36.1% and 38.8% for the three and six month periods ended June 30, 2015. The below table reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in '000s):

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$2,627	35.0%	$2,097	34.0%	$5,166	35.0%	$3,376	34.0%
Nondeductible expenses	9	0.1%	27	0.4%	9	0.1%	46	0.5%
Tax-exempt income	(12)	(0.1)%	—	—%	(24)	(0.2)%	—	—%
State tax (net of federal benefit)	(19)	(0.3)%	130	2.1%	39	0.3%	145	1.5%
Nondeductible acquisition accounting adjustment	—	—%	—	—%	(141)	(1.0)%	319	3.1%
Other	—	—%	(22)	(0.4)%	—	—%	(31)	(0.3)%
Provision for income taxes for continuing operations	$2,605	34.7%	$2,232	36.1%	$5,049	34.2%	$3,855	38.8%
Income tax expense consists of the following for the three and six month periods ended June 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Current tax expense	$2,025	$2,056	$3,689	$3,690
Deferred tax expense	580	176	1,360	165
Total	$2,605	$2,232	$5,049	$3,855
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
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $11.9 million as of June 30, 2016.

The components of net deferred income tax assets and liabilities as of June 30, 2016 and December 31, 2015 are as follows ($ in '000s):

	June 30, 2016	December 31, 2015
Gross deferred tax assets:
Losses carried forward	$11,905	$12,656
Unpaid claims and unearned premiums	8,049	8,122
Tax credits	662	662
Investments	—	36
Commissions	1,407	1,306
Other	1,162	1,457
Total gross deferred tax assets	23,185	24,239

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,730	3,582
Investments	1,577	—
Fixed assets	401	401
Intangible assets	1,397	1,465
Other	1,993	1,625
Total gross deferred tax liabilities	9,098	7,073
Net deferred tax assets	$14,087	$17,166
Amounts and expiration dates of the operating loss carryforwards as of June 30, 2016 are as follows ($ in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$4,506
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	3,499
2012	2032	2,890
Total		$34,015
Atlas has not established a valuation allowance for its gross future deferred tax assets as of June 30, 2016 or as of December 31, 2015. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six month periods ended June 30, 2016 and 2015. Tax years 2012 through 2016 are subject to examination by the Internal Revenue Service ("IRS"). The IRS completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the five year lease term, which ends in May 2017. Atlas recognized $10,000 as an offset to rent expense for each of the three month periods ended June 30, 2016 and 2015. Total rental expense recognized on the headquarters building was $175,000 and

$172,000 for the three month periods ended June 30, 2016 and 2015, respectively. Atlas recognized $21,000 as an offset to rent expense for each of the six month periods ended June 30, 2016 and 2015. Total rental expense recognized on the headquarters building was $358,000 and $355,000 for the six month periods ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, Atlas has the following future minimum rentals, related principally to office space, required under operating leases ($ in '000s):

Year	2016	2017	2018	2019	2020	2021 & Beyond	Total
Amount	$881	$1,269	$948	$952	$955	$1,058	$6,063
The Company has entered into subscription agreements to commit up to $8.5 million of capital to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, small business loans and equity securities. As of June 30, 2016, the unfunded commitment was $3.8 million.
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
9. INTERNAL USE SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and office equipment as of June 30, 2016 and as of December 31, 2015 (excluding assets held for sale) ($ in '000s):

	June 30, 2016	December 31, 2015
Leasehold improvements	$520	$507
Internal use software	7,628	7,611
Computer equipment	2,429	2,225
Furniture and other office equipment	612	593
Total	11,189	10,936
Accumulated depreciation	(8,827)	(8,347)
Balance, end of period	$2,362	$2,589

Depreciation expense and amortization was $218,000 and $194,000 for the three month periods ended June 30, 2016 and 2015, respectively. Depreciation expense and amortization was $480,000 and $394,000 for the six month periods ended June 30, 2016 and 2015, respectively. For the year ended December 31, 2015, depreciation expense and amortization was $966,000.

Effective July 1, 2015, the Company implemented a new policy management software and began amortizing the cost of the software. Total capitalized cost of the software was approximately $2.0 million. Amortization expense for the new software for the three and six month periods ended June 30, 2016 was $98,000 and $196,000, respectively. Amortization expense for the year ended December 31, 2015 was $186,000.
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
Gross premiums written and ceded premiums, losses and commissions as of and for the three and six month periods ended June 30, 2016 and 2015 are as follows ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Direct premiums written	$48,312	$46,453	$109,380	$91,321
Assumed premiums written	41	122	2,998	227
Ceded premiums written	(13,096)	(10,223)	(27,050)	(14,617)
Net premiums written	$35,257	$36,352	$85,328	$76,931

Direct premiums earned	$53,877	$45,546	$106,661	$79,599
Assumed premiums earned	864	152	1,482	281
Ceded premiums earned	(12,939)	(7,394)	(24,588)	(11,409)
Net premiums earned	$41,802	$38,304	$83,555	$68,471

Ceded losses and loss adjustment expenses	$4,685	$2,934	$9,122	$3,832
Ceding commissions	4,299	1,350	6,232	2,520

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2016 and 2015 were as follows ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Unpaid claims, beginning of period	$121,379	$130,440	$127,011	$102,430
Less: reinsurance recoverable	28,272	29,156	29,399	18,421
Net unpaid claims, beginning of period	93,107	101,284	97,612	84,009

Net reserves acquired	—	—	—	19,396

Change in retroactive reinsurance ceded	271	901	274	887

Incurred related to:
Current year	24,513	22,178	49,150	40,739
Prior years	61	351	364	(1,278)
	24,574	22,529	49,514	39,461

Paid related to:
Current year	8,453	7,313	13,740	10,457
Prior years	22,733	17,787	46,894	33,682
	31,186	25,100	60,634	44,139

Net unpaid claims, end of period	86,766	99,614	86,766	99,614
Add: reinsurance recoverable	25,691	26,844	25,691	26,844
Unpaid claims, end of period	$112,457	$126,458	$112,457	$126,458
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
The unfavorable development for the three month period ended June 30, 2016 primarily resulted from Atlas' participation in non-voluntary assigned risk pools offset by favorable development on the run-off surety program. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. For the three month period ended June 30, 2015, the unfavorable development resulted from development on non-voluntary assigned risk pools.
The unfavorable development for the six month period ended June 30, 2016 primarily resulted from development of mandatory assigned risk pool reserves. For the six month period ended June 30, 2015, the favorable development was primarily due to a redundancy in Gateway's commercial auto reserves offset by Atlas' participation in non-voluntary assigned risk pools.
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

Stock options - Stock option activity for the six month periods ended June 30, 2016 and 2015 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$" ):

	Six Month Periods Ended
	June 30, 2016		June 30, 2015
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	187,728	C$6.22	224,623	C$6.05

	Six Month Periods Ended
	June 30, 2016		June 30, 2015
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	175,000	US$13.26
Granted	—	—	200,000	US$20.29
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 304,395 stock options that are exercisable as of June 30, 2016. The stock option grants outstanding have a weighted average remaining life of 7.33 years and have an intrinsic value of $3.0 million as of June 30, 2016. On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan.
The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.
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
Restricted shares - The activity for the restricted voting common shares and restricted share units for the six month periods ended June 30, 2016 and 2015 are as follows:

	Six Month Periods Ended
	June 30, 2016		June 30, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	348,155	$15.53	185,190	$12.20
Granted	—	—	200,000	17.99
Vested	(37,035)	12.20	(37,035)	12.20
Non-vested, end of period	311,120	$15.92	348,155	$15.53
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $388,000 and $836,000 in share-based compensation expense, including income tax expense, for the three and six month periods ended June 30, 2016, respectively. For the three and six month periods ended June 30, 2015, we incurred $391,000 and $824,000, respectively, of share-based compensation expense, including income tax expense. Total unearned share-based compensation expense was $1.4 million related to all stock option grants and $2.6 million related to restricted voting common shares and restricted share units as of June 30, 2016. This unearned share-based compensation expense will be amortized over the next 44 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $106,000 and $80,000 for the three month periods ended June 30, 2016 and 2015, respectively. Company contributions were $217,000 and $151,000 for the six month periods ended June 30, 2016 and 2015, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $52,000 and $40,000 for the three month periods ended June 30, 2016 and 2015, respectively, and $96,000 and $73,000 for the six month periods ended June 30, 2016 and 2015, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

		June 30, 2016		December 31, 2015
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Preferred shares	100,000,000	6,538,560	$6,539	6,940,500	$6,941

Ordinary voting common shares	266,666,667	11,895,104	$36	11,883,025	$36
Restricted voting common shares	33,333,334	128,191	—	132,863	—
Total common shares	300,000,001	12,023,295	$36	12,015,888	$36
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, "Kingsway"). The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway-owned shares are sold to non-affiliates of Kingsway. During the second quarter of 2016, 4,672 restricted voting common shares were converted to ordinary voting common shares due to the sale by Kingsway of the shares to a non-affiliate.
There were 22,224 and 29,631 non-vested restricted stock units ("RSUs") as of June 30, 2016 and December 31, 2015, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the six month period ended June 30, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. The Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted voting common shares during the six month period ended June 30, 2015 to a director and the officers, respectively. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the Company retired 401,940 preferred shares pursuant to the Gateway stock purchase agreement. At June 30, 2016, there were 6,538,560 preferred shares outstanding. These preferred shares are beneficially owned or controlled by the former owners of Gateway (2,538,560 preferred shares) and Anchor (4,000,000 preferred shares). The Gateway preferred shares retired during the first quarter of 2016 and the preferred shares issued during the first quarter of 2015 have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The estimate of this contingency could change in the future until all remaining claims are settled.
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
During the six month period ended June 30, 2016, Atlas did not declare or pay dividends earned through the preferred shares. The former owners of Gateway and Anchor earned $68,000 and $93,000, respectively, in dividends during the six month period ended June 30, 2016. Through June 30, 2016, Atlas has accrued $383,000 and $239,000 in dividends for the former owners of Gateway and Anchor, respectively, which remain unpaid.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2016 and 2015 consisted of the following ($ in '000s):

	Six Month Periods Ended
	June 30, 2016	June 30, 2015
Balance, beginning of period	$10,235	$8,166
Acquisition costs deferred	8,445	10,991
Amortization charged to income	8,023	8,995
Balance, end of period	$10,657	$10,162
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
17. NOTE PAYABLE
On March 9, 2015, American Insurance Acquisition, Inc. ("American Acquisition"), a wholly-owned direct subsidiary of Atlas Financial Holdings, Inc., and parent of the ASI Pool Subsidiaries (defined below), entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 4.97% at June 30, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%, effectively 3.22% at June 30, 2016.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of June 30, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of June 30, 2016, $2.4 million in funds were accessed from the Revolver and used to support Anchor's operations. $15.5 million in funds were accessed against the Draw Amount as of June 30, 2016. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of June 30, 2016. As of June 30, 2016, the unused funds for the Revolver and the Draw Amount were $2.6 million and $14.5 million, respectively.
For the three month period ended June 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $266,000 in connection with the Loan Agreement. For the three month period ended June 30, 2015, interest expense, including amortized loan costs, was $172,000. For the six month period ended June 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $499,000 in connection with the Loan Agreement. For the six month period ended June 30, 2015, interest expense, including amortized loan costs, was $181,000. As of June 30, 2016, unamortized bank fees associated with the Loan Agreement were $247,000. These bank fees will be amortized over the next 44 months.
Note payable outstanding as of June 30, 2016 and as of December 31, 2015 ($ in '000s):

	June 30, 2016	December 31, 2015
Revolver	$2,400	$2,000
Line of credit	15,500	15,500
Total outstanding borrowings	17,900	17,500
Unamortized issuance costs	(247)	(281)
Total note payable	$17,653	$17,219
In 2016, $500,000 was accessed from the Revolver. Atlas also repaid $100,000 from the Revolver's outstanding borrowings.
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
At June 30, 2016, our Insurance Subsidiaries had a combined statutory surplus of $128.6 million and had combined net written premiums and combined statutory net income for the six month period ended June 30, 2016 of $85.3 million and $9.5 million, respectively.
At December 31, 2015, our Insurance Subsidiaries had a combined statutory surplus of $118.5 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2015 of $177.8 million and $12.7 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2016 or during the year ended December 31, 2015.
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

The following line items presented in the Consolidated Statements of Financial Position as of December 31, 2015 were affected by the adoption of the new disclosure:

(in '000s)	As Originally Reported	As Adjusted	Effect of Change

Impact on Assets as of December 31, 2015:
Other assets[1]	$6,975	$6,694	$(281)
Total Assets	411,573	411,292	(281)
Impact on Liabilities and Shareholders' Equity at December 31, 2015:
Notes payable	17,500	17,219	(281)
Total Liabilities	281,951	281,670	(281)
Total Liabilities and Shareholders' Equity	411,573	411,292	(281)
1 - Other assets as of December 31, 2015 includes the balance previously reported as Assets held for sale under the column As Originally Reported

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

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
Second Quarter 2016 Financial Performance Summary (comparisons to Second Quarter 2015 unless otherwise noted):

•	Gross premium written increased by 3.8% to $48.4 million, which included an increase of 3.5% in our core commercial auto business

•	In-force premium at June 30, 2016 was $219.8 million, compared to $210.6 million at December 31, 2015 and $186.2 million at June 30, 2015

•	The combined ratio for the second quarter of 2016 improved by 2.2 percentage points to 84.8%

•	Underwriting income for the second quarter of 2016 improved to $6.4 million, compared to $5.0 million

•
Net income for the second quarter of 2016 was $4.9 million, or $0.38 per common share diluted, compared to $3.9 million, or $0.31 per common share diluted, representing a $0.07 or 22.6% increase from second quarter 2015

•	Book value per common share on June 30, 2016 was $11.27, compared to $10.15 at December 31, 2015 and $9.48 at June 30, 2015

•	Annualized return on equity was 14.0% as compared to 13.2% in the prior year same quarter

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015.
Selected financial information (in '000s, except per share data)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gross premium written	$48,353	$46,575	$112,378	$91,548
Net premium earned	41,802	38,304	83,555	68,471
Net claims incurred	24,574	22,529	49,514	39,461
Underwriting expense:
Acquisition costs	3,970	5,077	8,023	8,995
Share based compensation (gross of income taxes)[1]	388	392	776	765
Expenses incurred (recovered) related to acquisitions and stock purchase agreements	—	228	(402)	1,920
Other underwriting expenses	6,493	5,098	12,773	9,270
Total underwriting expenses	10,851	10,795	21,170	20,950
Underwriting income	6,377	4,980	12,871	8,060
Net investment income	1,112	1,191	1,765	1,711
Income from operating activities, before tax	7,489	6,171	14,636	9,771
Interest expense	(266)	(172)	(499)	(181)
Realized gains and other income	282	169	623	338
Net income before tax	7,505	6,168	14,760	9,928
Income tax expense	2,605	2,232	5,049	3,855
Net income	$4,900	$3,936	$9,711	$6,073

Key Financial Ratios[2]:
Loss ratio	58.8%	58.8%	59.3%	57.6%
Underwriting expense ratio:
Acquisition cost ratio	9.5%	13.3%	9.6%	13.1%
Share based compensation (gross of income taxes) ratio[1]	1.0%	1.0%	0.9%	1.1%
Expenses incurred (recovered) related to acquisitions and stock purchase agreements ratio	0.0%	0.6%	(0.5)%	2.8%
Other underwriting expense ratio	15.5%	13.3%	15.3%	13.5%
Total underwriting expense ratio	26.0%	28.2%	25.3%	30.5%
Combined ratio	84.8%	87.0%	84.6%	88.1%
Earnings per common share diluted	$0.38	$0.31	$0.76	$0.48
Book value per common share	$11.27	$9.48	$11.27	$9.48
Return on equity (annualized)	14.0%	13.2%	14.2%	10.5%
1 - Excludes income tax expense of $60,000 for each of the six month periods ended June 30, 2016 and 2015
2 - Ratios are calculated as a percentage of net premium earned
Three and six month periods ended June 30, 2016 compared to the three and six month periods ended June 30, 2015:
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
Gross Premium Written
Atlas' core business is providing insurance for specialty operators in the public automobile insurance space, specifically users of light vehicles moving passengers for a fare. This business traditionally included taxi, limousine and paratransit operators. Today, it includes other commercially licensed livery operators as well. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of the approximately $33 billion U.S. Commercial Auto industry segment.
There are a number of other programs that were written by our subsidiaries prior to Atlas' acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. No new premiums are being written, however, a small amount of renewal business was recorded for the six month period ended June 30, 2016. These policies will be non-renewed upon their next anniversary.
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2016	June 30, 2015	% Change	June 30, 2016	June 30, 2015	% Change
Commercial automobile	$47,817	$46,208	3.5%	$111,632	$90,860	22.9%
Surety	—	7	(100.0)%	(4)	207	(101.9)%
Other	536	360	48.9%	750	481	55.9%
	$48,353	$46,575	3.8%	$112,378	$91,548	22.8%
For the three month period ended June 30, 2016, gross premium written was $48.4 million compared to $46.6 million for the three month period ended June 30, 2015, representing a 3.8% increase. The increase was primarily due to growth in the company's limo, livery and paratransit lines of business, partially offset by a reduction in taxi related business. For the three month period ended June 30, 2016, gross premium written from commercial automobile was $47.8 million, representing an increase of 3.5% relative to the three month period ended June 30, 2015.

For the six month period ended June 30, 2016, gross premium written was $112.4 million compared to $91.5 million for the six month period ended June 30, 2015, representing a 22.8% increase. Gross premium written from commercial automobile for the six month period ended June 30, 2016 was $111.6 million, representing an increase of 22.9% relative to the six month period ended June 30, 2015. Our gross written premium from our target accounts increased 23.9% for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015. The Global Liberty acquisition accounted for 58.0% of the increase in gross written premium. The remaining increase in gross written premium for the six month period ended June 30, 2016 is attributable to Atlas' continued geographic penetration as a result of the positive response from both new and existing agents and insureds to Atlas' value proposition.
In-force premium was $219.8 million and $210.6 million, as of June 30, 2016 and December 31, 2015, respectively. The Company’s gross unearned premium reserve was $112.4 million and $108.2 million, as of June 30, 2016 and December 31, 2015, respectively. The increase in gross unearned premium reserves and in-force premium primarily resulted from the renewal of our Illinois and New York taxi business effective January 1 and March 1, respectively.

Geographic Concentration
The following table summarizes gross premium written by state:
Gross premium written by state (in '000s)

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
New York	$12,649	26.2%	$13,054	28.0%	$32,340	28.8%	$20,966	22.9%
California	6,808	14.1%	5,022	10.8%	13,303	11.8%	7,797	8.5%
Minnesota	3,543	7.3%	2,860	6.1%	6,144	5.5%	4,549	5.0%
Louisiana	2,579	5.3%	1,806	3.9%	4,009	3.6%	5,128	5.6%
Texas	2,449	5.1%	2,785	6.0%	4,153	3.7%	5,133	5.6%
Michigan	2,273	4.7%	3,580	7.7%	5,942	5.3%	7,112	7.8%
Virginia	2,013	4.2%	1,773	3.8%	3,667	3.3%	2,659	2.9%
Washington	1,886	3.9%	1,289	2.8%	2,452	2.2%	1,895	2.1%
Ohio	1,362	2.8%	1,402	3.0%	2,621	2.3%	2,676	2.9%
Illinois	1,108	2.3%	1,701	3.7%	10,430	9.3%	11,080	12.1%
Other	11,683	24.1%	11,303	24.2%	27,317	24.2%	22,553	24.6%
Total	$48,353	100.0%	$46,575	100.0%	$112,378	100.0%	$91,548	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended June 30, 2015, we experienced growth in gross premium written in our core business in 26 states in the three month period ended June 30, 2016. We experienced quarter over quarter growth of greater than 100% in 4 of those 26 states, due to a continuing positive response from both new and existing agents to Atlas' value proposition and the current market environment.
Atlas saw similar geographic diversification for the six month period ended June 30, 2016 during which 15 states experienced growth of 50% or more as compared to the six month period ended June 30, 2015. Deploying our hyper-focused model and strong value proposition, organic growth was achieved in mature states like Minnesota, developing states like California and Nevada and through acquisition in the largest geographic market in our niche, New York.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Ceded premium written increased by 28.1% to $13.1 million for the three month period ended June 30, 2016 compared to $10.2 million for the three month period ended June 30, 2015. The increase in ceded premium written is primarily due to an increase in limousine, paratransit and other higher limit business for which reinsurance costs are more expensive. Furthermore, for 2015, Global Liberty had a 20% quota share reinsurance with SCOR Reinsurance Company ("SCOR Re"). In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Reinsurance America Corporation ("Swiss Re") for its commercial auto and general liability lines of business ("Quota Share").
For the six month period ended June 30, 2016, ceded written premium increased by 85.0% to $27.1 million compared to $14.6 million for the six month period ended June 30, 2015, primarily due to Atlas' participation in the Quota Share, which was implemented as of July 1, 2014. This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.

Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written decreased 3.0% to $35.3 million for the three month period ended June 30, 2016 compared to $36.4 million for the three month period ended June 30, 2015. Net premium written increased 10.9% to $85.3 million for the six month period ended June 30, 2016 compared to $76.9 million for the six month period ended June 30, 2015. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $41.8 million for the three month period ended June 30, 2016, a 9.1% increase compared to $38.3 million for the three month period ended June 30, 2015. These increases are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $1.7 million or 47.9% of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Minnesota and Virginia. Excluding the impact of Global Liberty's incremental premium, organic growth for the second quarter of 2016 was 5.9% on a year-over-year basis.
For the six month period ended June 30, 2016, net premium earned increased 22.0% to $83.6 million compared to $68.5 million for the six month period ended June 30, 2015, primarily due to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $9.1 million or 60.4% of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Colorado, New York and Nevada. Excluding the impact of Global Liberty's incremental premium, organic growth for the six month period ended June 30, 2016 was 10.1% on a year-over-year basis.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count in these niche markets has increased approximately 19% in the past two years. Growth in vehicle count is predominately related to the limo, livery and paratransit segments. At our current rate levels, we believe the size of the addressable market in terms of available premium has increased approximately 30% over this same two year period. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends.
Claims Incurred
The loss ratio relating to the claims incurred for the three month periods ended June 30, 2016 and 2015 was 58.8%. The loss ratio was flat relative to the prior year period primarily due to expected loss ratios on our core line of business.
The loss ratio relating to the claims incurred for the six month period ended June 30, 2016 was 59.3% compared to 57.6% for the six month period ended June 30, 2015. The loss ratio increase relative to the prior year period was primarily due to unfavorable development on mandatory assigned risk pool programs offset by favorable development on the run-off surety program. Also, the loss ratio relating to claims incurred for the six month period ended June 30, 2015 was unusually low due to favorable development on Gateway's commercial auto program.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share. Acquisition costs were $4.0 million for the three month period ended June 30, 2016, or 9.5% of net premium earned, as compared to 13.3% for the three month period ended June 30, 2015. The decrease in the ratio is the result of the increased utilization of the Quota Share. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 14.1% and 15.8% for the three month periods ended June 30, 2016 and 2015, respectively.
The other underwriting expense ratio (including share based compensation expenses and expenses incurred related to acquisitions and stock purchase agreements) was 16.5% for the three month period ended June 30, 2016 compared to 14.9% for the three month period ended June 30, 2015. The increase in the other underwriting expense ratio resulted from an increase in professional service expenses related to predictive analytics and interactive website applications, bank charges and insurance department and other bureau assessments.
For the six month period ended June 30, 2016, acquisition costs were $8.0 million, or 9.6% of net premium earned, as compared to 13.1% for the six month period ended June 30, 2015. The decrease in the ratio is related to the Quota Share's ceding commissions. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 13.9% and 15.0% for the six month periods ended June 30, 2016 and 2015, respectively.

For the six month period ended June 30, 2016, the other underwriting expense ratio was 15.7% compared to 17.4% for the six month period ended June 30, 2015. The decrease in the other underwriting expense ratio was primarily driven by an increase in net premiums earned and a decrease in expenses incurred related to acquisitions and stock purchase agreements.
Also, while the Quota Share provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.
Combined Ratio
Atlas’ combined ratio for the three month period ended June 30, 2016 was 84.8%, compared to 87.0% for the three month period ended June 30, 2015. Atlas' combined ratio for the six month period ended June 30, 2016 was 84.6%, compared to 88.1% for the six month period ended June 30, 2015.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratios, the acquisition cost ratio, and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premium Earned’, ‘Claims Incurred’, and ‘Acquisition Costs and Other Underwriting Expenses’ sections above.
The table below indicates the impact of the Quota Share on the various components of the combined ratio for the three and six month periods ended June 30, 2016 and 2015:

(in '000s, percentages to net earned premiums)	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Gross of Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$50,748	100.0%	$42,047	100.0%	$100,443	100.0%	$73,787	100.0%
Net claims incurred	29,204	57.5%	23,540	56.0%	58,243	58.0%	41,235	55.9%
Acquisition costs	7,155	14.1%	6,624	15.8%	14,009	13.9%	11,096	15.0%
Other insurance general and administrative expenses[1]	6,493	12.8%	5,098	12.2%	12,773	12.7%	9,270	12.6%
Expenses incurred (recovered) related to acquisitions and stock purchase agreements	—	—%	228	0.5%	(402)	(0.4)%	1,920	2.6%
Share based compensation expense (gross of income taxes)[2]	388	0.8%	392	0.9%	776	0.8%	765	1.0%
Total underwriting profit and combined ratio	$7,508	85.2%	$6,165	85.4%	$15,044	85.0%	$9,501	87.1%

Net of Quota Share:
Net premiums earned	$41,802	100.0%	$38,304	100.0%	$83,555	100.0%	$68,471	100.0%
Net claims incurred	24,574	58.8%	22,529	58.8%	49,514	59.3%	39,461	57.6%
Acquisition costs	3,970	9.5%	5,077	13.3%	8,023	9.6%	8,995	13.1%
Other insurance general and administrative expenses[1]	6,493	15.5%	5,098	13.3%	12,773	15.3%	9,270	13.5%
Expenses incurred (recovered) related to acquisitions and stock purchase agreements	—	—%	228	0.6%	(402)	(0.5)%	1,920	2.8%
Share based compensation expense (gross of income taxes)[2]	388	1.0%	392	1.0%	776	0.9%	765	1.1%
Total underwriting profit and combined ratio	$6,377	84.8%	$4,980	87.0%	$12,871	84.6%	$8,060	88.1%
1 - Includes amortization of intangible assets
2 - Excludes income tax expense of $60,000 for each of the six month periods ended June 30, 2016 and 2015

Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income was $1.1 million for the three months ended June 30, 2016 compared to $1.2 million during the three months ended June 30, 2015.  The gross annualized yield on our fixed income securities was 2.0% for each of the three month periods ended June 30, 2016 and 2015.  The gross annualized yield on our cash and cash equivalents was 0.1% for each of the three month periods ended June 30, 2016 and 2015.  The decrease in net investment income from the prior year period is the result of lower returns on equity method securities and higher investment expenses, partially offset by higher interest income. For the three month period ended June 30, 2016, equity method investments generated investment income of $399,000, compared to investment income of $449,000 for the three month period ended June 30, 2015. The decrease in investment income related to these investments was primarily the result of lower returns on income-producing real estate limited partnerships.
Net investment income increased by 3.2% to $1.8 million for the six month period ended June 30, 2016, compared to $1.7 million for the six month period ended June 30, 2015. These amounts are primarily comprised of interest income. The gross annualized yield on our fixed income securities was 2.1% and 2.0% for the six month periods ended June 30, 2016 and 2015, respectively.  The gross annualized yield on our cash and cash equivalents was 0.1% for each of the six month periods ended June 30, 2016 and 2015.  The increase in net investment income and gross investment yield from the prior year period is the result of the Anchor acquisition and favorable returns on certain securities. For the six month period ended June 30, 2016, equity method investments generated investment income of $296,000, compared to investment income of $502,000 for the six month period ended June 30, 2015. The decrease in investment income related to these investments was primarily the result of lower returns on equities and income-producing real estate limited partnerships.
Net Realized Investment Gains
Net realized investment gains for the three month period ended June 30, 2016 were $155,000 compared to net realized investment gains of $44,000 for the three month period ended June 30, 2015. Net realized investment gains for the six month period ended June 30, 2016 were $394,000 compared to net realized investment gains of $181,000 for the six month period ended June 30, 2015. The increases in net realized investment gains for both the three and six month periods ended June 30, 2016 are the result of management's decision to sell certain securities to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $127,000 for the three month period ended June 30, 2016 and other income of $125,000 for the three month period ended June 30, 2015. Atlas recorded other income of $229,000 for the six month period ended June 30, 2016 and other income of $157,000 for the six month period ended June 30, 2015. The increases for both the three and six month periods ended June 30, 2016 are primarily the result of fee income from Plainview.
Expenses Related to Acquisitions and Stock Purchase Agreements
Atlas incurred no expenses related to acquisitions during the second quarter of 2016. For the three month period ended June 30, 2015, Atlas recognized total expenses of $228,000 related to the acquisition of Anchor. The Anchor costs were for internal general and administrative costs.
Atlas recovered $402,000 of expenses related to the terms of the Gateway stock purchase agreement and retirement of preferred shares for the six month period ended June 30, 2016. For the six month period ended June 30, 2015, Atlas recognized total expenses of $1.9 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $978,000 were incurred to effect the business combination, including legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $942,000 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement.
Income before Income Taxes
Atlas generated pre-tax income of $7.5 million for the three month period ended June 30, 2016, compared to pre-tax income of $6.2 million for the three month period ended June 30, 2015, or a 21.7% increase over the prior year's second quarter. Atlas generated pre-tax income of $14.8 million for the six month period ended June 30, 2016, compared to pre-tax income of $9.9 million for the six month period ended June 30, 2015, or a 48.7% increase over the prior year period's pre-tax income. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Net Income and Earnings per Common Share
Atlas had net income of $4.9 million during the three month period ended June 30, 2016 compared to $3.9 million during the three month period ended June 30, 2015. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the three month period ended June 30, 2016 was $0.38 compared to $0.31 for the three month period ended June 30, 2015 primarily due to premium growth and expanding margins from pricing activities.
Atlas had net income of $9.7 million during the six month period ended June 30, 2016 compared to $6.1 million during the six month period ended June 30, 2015. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the six month period ended June 30, 2016 was $0.76 compared to $0.48 for the six month period ended June 30, 2015 primarily due to premium growth, improvement of underwriting expenses as a percentage of earned premiums, and investment income growth. The improvement in underwriting expenses as a percentage of earned premiums were primarily due to legal and professional services expenses incurred related to the Anchor acquisition and expenses incurred pursuant to the Gateway stock purchase agreement incurred for the six month period ended June 30, 2015 compared to recovery of some of the expenses related to the Gateway stock purchase agreement for the six month period ended June 30, 2016.
The following chart illustrates Atlas’ potential dilutive common shares for the three and six month periods ended June 30, 2016 and 2015:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,930,172
Dilutive potential ordinary shares:
Dilutive stock options	179,835	218,852	181,167	210,834
Dilutive shares upon preferred share conversion	522,397	573,444	522,397	573,444
Diluted weighted average common shares outstanding	12,747,751	12,800,920	12,749,083	12,714,450

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
Portfolio Composition
Atlas held securities with a fair value of $190.9 million as of June 30, 2016, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio (in '000s)

As of:	June 30, 2016	December 31, 2015
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$24,616	$23,483
States, municipalities and political subdivisions	14,504	22,154
Corporate
Banking/financial services	21,286	21,914
Consumer goods	9,455	7,735
Capital goods	11,879	15,095
Energy	3,944	4,406
Telecommunications/utilities	10,690	11,875
Health care	3,736	3,021
Total Corporate	60,990	64,046
Mortgage backed - agency	41,419	34,673
Mortgage backed - commercial	18,880	19,875
Total Mortgage Backed	60,299	54,548
Other asset backed	24,163	19,542
Total Fixed Income Securities	184,572	183,773
Equities	6,287	4,240
Totals	$190,859	$188,013
For the six month period ended June 30, 2016, total investment holdings grew to $217.9 million due to purchases of equity method investments and favorable mark-to-market conditions of our fixed income and equity securities. As a result of the United Kingdom European Union membership referendum (the "Brexit vote"), U.S. Treasury yields fell dramatically. At the same time, our credit spreads widened slightly. The net effect, however, was a drop in market yields with a corresponding rise in prices.

Other Investments
The following table summarizes investments in equity method investments by investment type at June 30, 2016 and December 31, 2015 ($ in '000s):

	Unfunded Commitments	Carrying Value
	June 30, 2016	June 30, 2016	December 31, 2015
Real estate	$3,359	$11,462	$10,202
Insurance linked securities	—	8,886	8,747
Activist hedge funds	—	3,698	3,685
Venture capital	450	746	205
Total Equity Method Investments	$3,809	$24,792	$22,839
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interest is not deemed minor, and the investments are accounted for under the equity method of accounting. At June 30, 2016, the carrying value of the collateral loans was approximately $2.2 million versus approximately $98,000 at December 31, 2015. The increase in the carrying value of the collateral loans was due to the investment in two additional loans in 2016. At June 30, 2016, the carrying value of the limited partnerships was approximately $24.8 million versus approximately $22.8 million at December 31, 2015. The increase in the carrying value of the limited partnerships was due to the purchase of investments and equity income offset by the return of capital. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value.
Liquidity and Cash Flow Risk
As of June 30, 2016, 34.9% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less, compared to 36.1% as of December 31, 2015. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of June 30, 2016, the fixed income securities had a weighted average life of 3.9 years and a duration of 3.2 years, compared to a weighted average life of 4.1 years and a duration of 3.3 years, as of December 31, 2015. Changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
As of June 30, 2016, Atlas' allowance for bad debt was $923,000. Atlas' allowance for bad debt increased by $77,000 compared to $846,000 as of December 31, 2015. The increase in the allowance for bad debts was related to the re-estimation of the allowance during the six month period ended June 30, 2016.

The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.6% rated ‘BBB’ or better as of June 30, 2016 compared to 99.3% as of December 31, 2015.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount[1]	% of Total
AAA/Aaa[1]	$54,137	29.3%	$44,110	24.0%
AA/Aa1	76,517	41.5%	83,116	45.2%
A/A	27,128	14.7%	28,765	15.7%
BBB/Baa	25,991	14.1%	26,512	14.4%
BB	715	0.4%	1,270	0.7%
B	84	—%	—	—%
Total Fixed Income Securities	$184,572	100.0%	$183,773	100.0%
1 - During the six month period ended June 30, 2016, our external investment portfolio manager switched rating agencies for U.S. treasury, agency and agency mortgage backed securities from Fitch or Moody's 'AAA' to S&P 'AA.' As a result, we have restated fair values of these fixed income securities as of December 31, 2015 using the S&P rating for comparative purposes.

In terms of creditworthiness of the fixed income securities in our portfolio, Atlas has no concerns about repayment of any of the securities as a result of the Brexit vote.
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the six month periods ended June 30, 2016 and 2015.
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
The total fair value of the securities in an unrealized loss position as of June 30, 2016 was $28.7 million compared to $123.6 million as of December 31, 2015. This decrease was primarily driven by the positive changes in market values during the first six months of 2016. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Due from Reinsurers and Other Insurers
Atlas purchases reinsurance from third parties in order to reduce its liability on individual risks and its exposure to large losses. Reinsurance is coverage purchased by one insurance company from another for part of the risk originally underwritten by the purchasing (ceding) insurance company. The practice of ceding insurance to reinsurers allows an insurance company to reduce its exposure to loss by size, geographic area, and type of risk or on a particular policy. An effect of ceding insurance is to permit an insurance company to write additional insurance for risks in greater numbers or in larger amounts than it would otherwise insure independently, based on its statutory capital, risk tolerance and other factors.
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for American Country, American Service and Gateway, or collectively "ASI Pool Subsidiaries." Our initial cession was 5% of subject written premiums, which was increased to 15% effective April 1, 2015. Under this contract, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Global Liberty historically maintained lower reinsurance retention limits. For the prior year, Global Liberty had a 20% quota share reinsurance with SCOR Re. In 2016, this contract was replaced by the Quota Share.

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $33.3 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of June 30, 2016 as compared to $32.7 million as of December 31, 2015. The increase in the recoverable from third party reinsurers resulted from the increase in amounts recoverable on paid claims offset by a decrease in ceded case and incurred but not reported (“IBNR”) reserves.
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
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR claims provision at June 30, 2016 and at December 31, 2015. The provision for unpaid claims decreased by 11.5% to $112.5 million as of June 30, 2016 compared to $127.0 million as of December 31, 2015. During the six month period ended June 30, 2016, case reserves decreased by 1.9% compared to December 31, 2015, and IBNR reserves decreased by 17.5%. The decreases in case reserves and IBNR were related primarily due to claim settlements on reported claims from current and prior accident years for our commercial auto and mandatory assigned risk programs.
Provision for unpaid claims by type - gross of reinsurance ($ in '000s)

As of:	June 30, 2016	December 31, 2015	YTD% Change
Case reserves	$48,492	$49,441	(1.9)%
IBNR	63,965	77,570	(17.5)%
Total	$112,457	$127,011	(11.5)%

Provision for unpaid claims by line of business – gross of reinsurance ($ in '000s)

As of:	June 30, 2016	December 31, 2015	YTD% Change
Commercial automobile	$107,266	$116,377	(7.8)%
Other	5,191	10,634	(51.2)%
Total	$112,457	$127,011	(11.5)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	June 30, 2016	December 31, 2015	YTD% Change
Commercial automobile	$84,083	$95,043	(11.5)%
Other	2,683	2,569	4.4%
Total	$86,766	$97,612	(11.1)%

The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2016 and 2015 were as follows ($ in '000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Unpaid claims, beginning of period	$121,379	$130,440	$127,011	$102,430
Less: reinsurance recoverable	28,272	29,156	29,399	18,421
Net unpaid claims, beginning of period	93,107	101,284	97,612	84,009

Net reserves acquired	—	—	—	19,396

Change in retroactive reinsurance ceded	271	901	274	887

Incurred related to:
Current year	24,513	22,178	49,150	40,739
Prior years	61	351	364	(1,278)
	24,574	22,529	49,514	39,461

Paid related to:
Current year	8,453	7,313	13,740	10,457
Prior years	22,733	17,787	46,894	33,682
	31,186	25,100	60,634	44,139

Net unpaid claims, end of period	86,766	99,614	86,766	99,614
Add: reinsurance recoverable	25,691	26,844	25,691	26,844
Unpaid claims, end of period	$112,457	$126,458	$112,457	$126,458
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
The unfavorable development for the three month period ended June 30, 2016 primarily resulted from Atlas' participation in non-voluntary assigned risk pools offset by favorable development on the run-off surety program. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. For the three month period ended June 30, 2015, the unfavorable development resulted from development on non-voluntary assigned risk pools.
The unfavorable development for the six month period ended June 30, 2016 primarily resulted from development of mandatory assigned risk pool reserves. For the six month period ended June 30, 2015, the favorable development was primarily due to a redundancy in Gateway's commercial auto reserves offset by Atlas' participation in non-voluntary assigned risk pools.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance sheet arrangements
At June 30, 2016, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Ordinary Share
Book value per ordinary share was as follows:

As of: (in '000s, except share and per share data)	June 30, 2016	December 31, 2015
Shareholders' equity	$142,958	$129,622
Less: Preferred stock in equity	6,539	6,941
Less: Accumulated dividends on preferred stock	622	460
Common equity	$135,797	$122,221
Participative shares:
Common shares outstanding	12,023,295	12,015,888
Restricted stock units (RSUs)	22,224	29,631
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$11.27	$10.15
Year-to-date in 2016, book value per common share increased by $1.12 relative to December 31, 2015 as follows: an increase of $0.75 related to net income after tax (excluding expenses recovered pursuant to stock purchase agreements), an increase of $0.02 related to realized investment gains after tax, an increase of $0.26 related to the change in unrealized gains/losses after tax, a net increase of $0.07 related to share based compensation impacts, a $0.01 decrease related to preferred dividends and an increase of $0.03 related to expenses recovered pursuant to stock purchase agreements. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' subsections of the 'Operating Results' section.

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
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 4.97% at June 30, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one-month LIBOR plus 2.75%, effectively 3.22% at June 30, 2016.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and

Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service, and Gateway, which are wholly-owned direct subsidiaries of American Acquisition. As of June 30, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of June 30, 2016, $2.4 million in funds were accessed from the Revolver and used to support Anchor's operations. $15.5 million in funds were accessed against the Draw Amount as of June 30, 2016. The draw was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of June 30, 2016. As of June 30, 2016, the unused funds for the Revolver and the Draw Amount were $2.6 million and $14.5 million, respectively.
For the three month period ended June 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $266,000 in connection with the Loan Agreement. For the three month period ended June 30, 2015, interest expense, including amortized loan costs, was $172,000. For the six month period ended June 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $499,000 in connection with the Loan Agreement. For the six month period ended June 30, 2015, interest expense, including amortized loan costs, was $181,000. As of June 30, 2016, unamortized bank fees associated with the Loan Agreement were $247,000. These bank fees will be amortized over the next 44 months.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Six Month Period Ended	Twelve Month Period Ended
	June 30, 2016	December 31, 2015
Net cash flows provided by operating activities	$2,051	$8,477
Net cash flows provided by financing activities	400	17,645
Net cash flows used in investing activities	(2,367)	(40,354)
Net increase (decrease) in cash	$84	$(14,232)
Cash provided by operations during the six month period ended June 30, 2016 was primarily due to an increase in net income offset by increases in operating assets and liabilities. Cash provided by financing activities during the six month period ended June 30, 2016 was the result of the net amount borrowed from the revolver loan under the Loan Agreement. Cash used in investing activities during the six month period ended June 30, 2016 was primarily a result of the acquisition of fixed income securities, equity securities and other investments offset by sales of fixed income securities.
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
At June 30, 2016, our Insurance Subsidiaries had a combined statutory surplus of $128.6 million and had combined net written premiums and combined statutory net income for the six month period ended June 30, 2016 of $85.3 million and $9.5 million, respectively.
At December 31, 2015, our Insurance Subsidiaries had a combined statutory surplus of $118.5 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2015 of $177.8 million and $12.7 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2016 or during the year ended December 31, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk that were discussed in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.
Item 6.    Exhibits.

10.1
Modification of Loan Documents, dated May 7, 2016, by and between American Insurance Acquisition, Inc. and Fifth Third Bank (incorporated by reference from our current report on Form 8-K filed May 10, 2016)

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

Date:	August 1, 2016	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer