Form 10-Q
period 2016-09-30
Atlas Financial Holdings, Inc.
filed 2016-10-31
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2016	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 12,023,295 shares of the Registrant's common stock outstanding as of October 28, 2016, of which 11,895,104 are ordinary voting common shares and 128,191 are restricted voting common shares. Of the Registrant's ordinary voting common shares outstanding, 10,684,185 shares as of October 28, 2016 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position as of September 30, 2016 (unaudited) and December 31, 2015	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2016 and 2015 (unaudited)	2
Condensed Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended September 30, 2016 and 2015 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2016 and 2015 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Mine Safety Disclosures	48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURE	49

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in '000s of US dollars, except for share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $165,016 and $185,455)	$167,629	$183,773
Equity securities, at fair value (cost $6,147 and $4,147)	6,391	4,240
Other investments	30,880	22,937
Total Investments	204,900	210,950
Cash and cash equivalents	28,508	22,354
Accrued investment income	772	1,036
Premiums receivable (net of allowance of $872 and $846)	81,814	82,529
Reinsurance recoverables on amounts paid	6,107	3,277
Reinsurance recoverables on amounts unpaid	22,412	29,399
Prepaid reinsurance premiums	16,299	17,412
Deferred policy acquisition costs	12,705	10,235
Deferred tax asset, net	16,608	17,166
Goodwill	2,726	2,726
Intangible assets, net	4,633	4,925
Internal use software and office equipment, net	2,593	2,589
Other assets	6,987	6,694
Total Assets	$407,064	$411,292
Liabilities
Claims liabilities	$100,319	$127,011
Unearned premiums	117,809	108,202
Due to reinsurers	6,369	10,781
Note payable, net	19,170	17,219
Other liabilities and accrued expenses	16,805	18,457
Total Liabilities	$260,472	$281,670
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: September 30, 2016 - 4,000,000 and December 31, 2015 - 6,940,500. Liquidation value $1.00 per share	$4,000	$6,941
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: September 30, 2016 - 11,895,104 and December 31, 2015 - 11,883,025	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: September 30, 2016 - 128,191 and December 31, 2015 - 132,863	—	—
Additional paid-in capital	198,856	198,041
Retained deficit	(58,157)	(74,364)
Accumulated other comprehensive income (loss), net of tax	1,857	(1,032)
Total Shareholders' Equity	146,592	129,622
Total Liabilities and Shareholders’ Equity	$407,064	$411,292
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in '000s of US dollars, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)
Net premiums earned	$43,251	$41,666	$126,806	$110,137
Net investment income	1,403	1,180	3,168	2,891
Net realized investment gains	630	91	1,024	272
Other income	51	144	280	301
Total revenue	45,335	43,081	131,278	113,601
Net claims incurred	25,161	24,988	74,675	64,449
Acquisition costs	5,013	4,988	13,036	13,983
Other underwriting expenses	7,730	6,747	21,084	16,782
Amortization of intangible assets, net	97	—	292	—
Interest expense	257	266	756	447
Expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(1,895)	—	(2,297)	942
Expenses incurred related to acquisition of subsidiaries	—	—	—	978
Total expenses	36,363	36,989	107,546	97,581
Income from operations before income tax expense	8,972	6,092	23,732	16,020
Income tax expense	2,476	2,068	7,525	5,923
Net income	6,496	4,024	16,207	10,097
Less: Preferred share dividends	73	81	234	196
Net income attributable to common shareholders	$6,423	$3,943	$15,973	$9,901

Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,956,611
Earnings per common share basic	$0.53	$0.33	$1.33	$0.83
Diluted weighted average common shares outstanding	12,740,004	12,793,774	12,746,102	12,741,165
Earnings per common share diluted	$0.51	$0.32	$1.27	$0.80

Condensed Consolidated Statements of Comprehensive Income

Net income	$6,496	$4,024	$16,207	$10,097

Other comprehensive income (loss):
Changes in net unrealized investment (losses) gains	(569)	555	4,092	165
Reclassification to income of net realized investment gains	105	4	353	199
Effect of income tax	162	(190)	(1,556)	(124)
Other comprehensive (loss) income	(302)	369	2,889	240
Total comprehensive income	$6,194	$4,393	$19,096	$10,337

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in '000s of US dollars, except for share and per share data)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Share-holders' Equity
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	10,097	—	10,097
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive income	—	—	—	—	—	240	240
Share-based compensation	—	2	—	1,246	—	—	1,248
Balance September 30, 2015 (unaudited)	$6,941	$36	$—	$197,325	$(78,697)	$320	$125,925

Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	16,207	—	16,207
Preferred dividends paid	—	—	—	(409)	—	—	(409)
Retirement of preferred shares	(2,941)	—	—	—	—	—	(2,941)
Other comprehensive income	—	—	—	—	—	2,889	2,889
Share-based compensation	—	—	—	1,224	—	—	1,224
Balance September 30, 2016 (unaudited)	$4,000	$36	$—	$198,856	$(58,157)	$1,857	$146,592

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in '000s of US dollars, except for share and per share data)	Nine Month Periods Ended
	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)
Operating activities:
Net income	$16,207	$10,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets	747	684
Share-based compensation expense	1,224	1,248
Amortization of deferred gain on sale of headquarters building	(32)	(32)
Amortization of intangible assets	292	—
Deferred income taxes	1,223	(383)
Net realized gains	(1,024)	(272)
Gain in equity of investees	(722)	(892)
Amortization of bond premiums and discounts	976	1,129
Amortization of financing costs	51	39
Expenses (recovered) incurred pursuant to Gateway stock purchase agreement	(2,623)	941
Net changes in operating assets and liabilities (net of acquisition):
Premiums receivable and other assets, net	422	(24,710)
Due from reinsurers and other insurers	5,270	(1,610)
Deferred policy acquisition costs	(2,470)	(706)
Accrued investment income	265	(27)
Claims liabilities	(26,692)	(9,421)
Unearned premiums	9,607	26,153
Due to reinsurers and other insurers	(4,412)	3,826
Other liabilities and accrued expenses	(1,621)	(653)
Net cash flows (used in) provided by operating activities	(3,312)	5,411
Investing activities:
Purchase of subsidiary (net of cash acquired)	—	(10,956)
Purchases of:
Fixed income securities	(46,064)	(62,039)
Equity securities	(2,000)	(1,340)
Other investments	(10,652)	(4,217)
Property, equipment and other	(751)	(535)
Proceeds from sale and maturity of:
Fixed income securities	66,551	39,273
Equity securities	—	1,402
Other investments	3,430	—
Net cash flows provided by (used in) investing activities	10,514	(38,412)
Financing activities:
Preferred share buyback	(2,539)	—
Proceeds from notes payable, net of financing costs	2,000	17,663
Repayment of note	(100)	(500)
Dividends paid	(409)	—
Net cash flows (used in) provided by financing activities	(1,048)	17,163
Net change in cash and cash equivalents	6,154	(15,838)
Cash and cash equivalents, beginning of period	22,354	36,586
Cash and cash equivalents, end of period	$28,508	$20,748

Supplemental disclosure of cash information (in '000s):
Cash paid for:
Income taxes	$4,610	$6,224
Interest	650	361
Supplemental disclosure of noncash investing and financing activities (in '000's):
Issuance of preferred shares related to purchase of subsidiary	$—	$4,000
Issuance of preferred shares related to Gateway stock purchase agreement	—	941
Redemption of preferred shares related to Gateway stock purchase agreement	(2,297)	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for the full calendar year.
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
Principles of consolidation - We filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015, under the assumption that certain variable interest entities (“VIEs”), were controlled by Atlas. Based on new information obtained after the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we have determined that these VIEs are not controlled by Atlas. As a result, the Company no longer consolidates these VIEs. All amounts for the period ended September 30, 2015 presented herein have been been restated for comparative purposes. The difference in amounts included within the September 30, 2015 Quarterly Report on Form 10-Q with respect to VIEs is not material.
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

2. NEW ACCOUNTING STANDARDS

With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the nine month period ended September 30, 2016, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2015, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates ("ASUs") are issued from time to time by the Financial Accounting Standards Board ("FASB") and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to October 1, 2016 have been adopted by the company.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The provisions of this update address the diversity in practice of eight issues on the cash flow statement. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date and is currently evaluating its accounting policies to determine the potential impact of its adoption on its consolidated financial statements.

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

All other recently issued pronouncements with effective dates after September 30, 2016 are not expected to have a material impact on the Consolidated Financial Statements.

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
The Anchor acquisition was accounted for using the acquisition method. Atlas began consolidating Anchor on March 11, 2015, therefore their financial results are included in Atlas' consolidated financial results starting with the three month period ended March 31, 2015. However, the following unaudited pro forma summary presents Atlas' consolidated financial information for the three and nine month periods ended September 30, 2015 as if Anchor had been acquired on January 1, 2015. These amounts have been calculated after applying the Company's accounting policies had the acquisition been completed on January 1, 2015. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

(in '000s, except per share data)	Three Month Period Ended	Nine Month Period Ended
	September 30, 2015	September 30, 2015
Revenue	$43,081	$119,061
Income from operations before income tax expense [1]	$6,092	$17,554
Net income [1]	$4,024	$11,086
Earnings per common share basic[1]	$0.33	$0.91
Earnings per common share diluted [1]	$0.32	$0.85
1 - Excludes expenses incurred in connection with the Anchor acquisition
From the date of acquisition through September 30, 2015, Anchor earned revenue of $18.3 million and net income of $1.8 million.
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
The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $4.5 million and $2.7 million, respectively. The Company recorded an adjustment to the purchase price allocation and amortization related to the identified intangible assets during the fourth quarter of 2015. Atlas recognized amortization expense of $97,000 and $292,000 for the three and nine month periods ended September 30, 2016, respectively, related to intangible assets acquired in the Anchor transaction. Atlas recognized no amortization expense for the three and nine month periods ended September 30, 2015. Atlas incurred no transaction expenses related to the Anchor acquisition for the three and nine month periods ended September 30, 2016 and $0 and $978,000 in expenses for the three and nine month periods ended September 30, 2015, respectively.

Intangible Assets
The following table presents a summary of intangible assets by major asset class at September 30, 2016 and December 31, 2015:

(in '000s)
At September 30, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$187	$1,613
Customer relationship	10 years	2,700	420	2,280
State insurance licenses	Indefinite	740	—	740
		$5,240	$607	$4,633

At December 31, 2015	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$97	$1,703
Customer relationship	10 years	2,700	218	2,482
State insurance licenses	Indefinite	740	—	740
		$5,240	$315	$4,925
4. EARNINGS PER SHARE
Earnings per ordinary voting common shares, restricted voting common shares and participative restricted stock units ("RSUs") (collectively, the "common shares") for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in '000s, except share and per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Basic:
Income from operations before income tax expense	$8,972	$6,092	$23,732	$16,020
Income tax expense	2,476	2,068	7,525	5,923
Net income	$6,496	$4,024	$16,207	$10,097
Less: Preferred share dividends	73	81	234	196
Net income attributable to common shareholders	$6,423	$3,943	$15,973	$9,901
Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,956,611
Earnings per common share basic	$0.53	$0.33	$1.33	$0.83
Diluted:
Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,956,611
Add:
Dilutive stock options outstanding	172,088	211,706	178,186	211,110
Dilutive shares upon preferred share conversion	522,397	573,444	522,397	573,444
Diluted weighted average common shares outstanding	12,740,004	12,793,774	12,746,102	12,741,165
Earnings per common share diluted	$0.51	$0.32	$1.27	$0.80
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the "if-converted" method). Atlas’ dilutive potential ordinary voting common shares consist of stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.127 ordinary voting common shares for each preferred share related to the Gateway acquisition, all of which were redeemed during the third quarter of 2016 as further described in Note 14, are included for the entire period and considered to have been redeemed at the end of the day on September 30, 2016) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.05 ordinary voting common shares for each preferred share). The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In the three and nine month periods ended September 30, 2016 and 2015, all exercisable stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows ($ in '000s):

As of September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,860	$272	$(3)	$23,129
States, municipalities and political subdivisions	11,401	216	(4)	11,613
Corporate
Banking/financial services	22,075	505	(8)	22,572
Consumer goods	8,715	152	(11)	8,856
Capital goods	8,593	265	(43)	8,815
Energy	3,943	139	(59)	4,023
Telecommunications/utilities	7,608	128	(43)	7,693
Health care	2,386	21	—	2,407
Total Corporate	53,320	1,210	(164)	54,366
Mortgage backed - agency	37,827	659	(37)	38,449
Mortgage backed - commercial	18,914	376	(44)	19,246
Total Mortgage Backed	56,741	1,035	(81)	57,695
Other asset backed	20,694	150	(18)	20,826
Total Fixed Income Securities	165,016	2,883	(270)	167,629
Equities	6,147	259	(15)	6,391
Totals	$171,163	$3,142	$(285)	$174,020

As of December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,555	$12	$(84)	$23,483
States, municipalities and political subdivisions	21,974	232	(52)	22,154
Corporate
Banking/financial services	21,963	117	(166)	21,914
Consumer goods	7,813	43	(121)	7,735
Capital goods	15,524	127	(556)	15,095
Energy	4,807	—	(401)	4,406
Telecommunications/utilities	12,298	27	(450)	11,875
Health care	3,038	—	(17)	3,021
Total Corporate	65,443	314	(1,711)	64,046
Mortgage backed - agency	34,874	112	(313)	34,673
Mortgage backed - commercial	19,961	158	(244)	19,875
Total Mortgage Backed	54,835	270	(557)	54,548
Other asset backed	19,648	14	(120)	19,542
Total Fixed Income Securities	185,455	842	(2,524)	183,773
Equities	4,147	139	(46)	4,240
Totals	$189,602	$981	$(2,570)	$188,013

The following tables summarize the amortized cost and fair value of fixed income securities by contractual maturity ($ in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

	One year or less	One to five years	Five to ten years	More than ten years	Total contractual maturity	Total mortgage and asset backed
As of September 30, 2016							Total
Amortized Cost	$10,845	$48,632	$22,751	$5,353	$87,581	$77,435	$165,016
Fair Value	10,876	49,266	23,566	5,400	89,108	78,521	167,629

	One year or less	One to five years	Five to ten years	More than ten years	Total contractual maturity	Total mortgage and asset backed
As of December 31, 2015							Total
Amortized Cost	$11,494	$55,371	$35,462	$8,645	$110,972	$74,483	$185,455
Fair Value	11,518	54,752	35,148	8,265	109,683	74,090	183,773
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
There were no other than temporary impairments recorded for the three and nine month periods ended September 30, 2016 and 2015 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company's investments in fixed income securities and equities is presented as follows ($ in '000s):

	Less Than 12 Months		More Than 12 Months		Total
As of September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$1,879	$(3)	$—	$—	$1,879	$(3)
States, municipalities and political subdivisions	1,446	(4)	—	—	1,446	(4)
Corporate
Banking/financial services	1,323	(8)	434	—	1,757	(8)
Consumer goods	515	(11)	—	—	515	(11)
Capital goods	731	(34)	98	(9)	829	(43)
Energy	253	(2)	795	(57)	1,048	(59)
Telecommunications/utilities	694	(8)	1,007	(35)	1,701	(43)
Health care	—	—	—	—	—	—
Total Corporate	3,516	(63)	2,334	(101)	5,850	(164)
Mortgage backed - agency	5,979	(28)	1,261	(9)	7,240	(37)
Mortgage backed - commercial	3,455	(31)	1,613	(13)	5,068	(44)
Total Mortgage Backed	9,434	(59)	2,874	(22)	12,308	(81)
Other asset backed	5,272	(18)	261	—	5,533	(18)
Total Fixed Income Securities	21,547	(147)	5,469	(123)	27,016	(270)
Equities	985	(15)	—	—	985	(15)
Totals	$22,532	$(162)	$5,469	$(123)	$28,001	$(285)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$9,712	$(49)	$3,256	$(35)	$12,968	$(84)
States, municipalities and political subdivisions	5,870	(46)	553	(6)	6,423	(52)
Corporate
Banking/financial services	12,216	(161)	595	(5)	12,811	(166)
Consumer goods	6,044	(121)	—	—	6,044	(121)
Capital goods	9,425	(428)	755	(128)	10,180	(556)
Energy	3,862	(337)	544	(64)	4,406	(401)
Telecommunications/utilities	8,811	(450)	—	—	8,811	(450)
Health care	3,021	(17)	—	—	3,021	(17)
Total Corporate	43,379	(1,514)	1,894	(197)	45,273	(1,711)
Mortgage backed - agency	25,168	(255)	1,921	(58)	27,089	(313)
Mortgage backed - commercial	10,022	(129)	3,445	(115)	13,467	(244)
Total Mortgage Backed	35,190	(384)	5,366	(173)	40,556	(557)
Other asset backed	16,203	(113)	1,084	(7)	17,287	(120)
Total Fixed Income Securities	110,354	(2,106)	12,153	(418)	122,507	(2,524)
Equities	1,062	(46)	—	—	1,062	(46)
Totals	$111,416	$(2,152)	$12,153	$(418)	$123,569	$(2,570)
As of September 30, 2016, we held 86 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 26 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2015, we held 435 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 35 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and nine month periods ended September 30, 2016 or for the year ended December 31, 2015, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three and nine month periods ended September 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total investment income
Interest income	$939	$933	$2,858	$2,427
Dividends	—	—	—	42
Income from other investments	676	467	972	969
Investment expenses	(212)	(220)	(662)	(547)
Net investment income	$1,403	$1,180	$3,168	$2,891

The following table presents the gross realized gains and gross realized losses from sales of fixed income securities and equities for the three and nine month periods ended September 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fixed income securities:
Gains on sales	$633	$135	$1,139	$343
Losses on sales	(3)	(45)	(115)	(59)
Equities:
Gains on sales	$—	$1	$—	$70
Losses on sales	—	—	—	(82)
Total:
Gains on sales	$633	$136	$1,139	$413
Losses on sales	(3)	(45)	(115)	(141)
The aggregate proceeds from sales of fixed income securities and equities included in the table above for the three and nine month periods ended September 30, 2016 are $19.4 million and $48.6 million, respectively, and $11.2 million and $19.2 million for the three and nine month periods ended September 30, 2015, respectively.
The following table summarizes the components of net investment realized gains (losses) for the three and nine month periods ended September 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fixed income securities	$630	$90	$1,024	$284
Equities	—	1	—	(12)
Net investment realized gains	$630	$91	$1,024	$272
Other Investments:
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interests in these limited partnership investments are not deemed minor, and as a result, the Company uses the equity method of accounting. As of September 30, 2016, the carrying values of these other investments were approximately $30.9 million versus approximately $22.9 million as of December 31, 2015. The carrying values of the equity method limited partnerships were $23.6 million and $22.8 million as of September 30, 2016 and December 31, 2015, respectively. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $7.3 million and $98,000 as of September 30, 2016 and December 31, 2015, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than temporary. To determine if an other-than temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows. As of September 30, 2016 and as of December 31, 2015, the Company had no valuation allowances established for impaired loans.
Collateral pledged:
As of September 30, 2016 and as of December 31, 2015, bonds and term deposits with a fair value of $15.3 million and $15.8 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of September 30, 2016 and as of December 31, 2015, the amounts of such pledged securities were $5.6 million and $3.6 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state, provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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

The following table summarizes Atlas' investments at fair value as of September 30, 2016 and as of December 31, 2015 ($ in '000s):

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,129	$—	$—	$23,129
States, municipalities and political subdivisions	—	11,613	—	11,613
Corporate
Banking/financial services	—	22,572	—	22,572
Consumer goods	—	8,856	—	8,856
Capital goods	—	8,815	—	8,815
Energy	—	4,023	—	4,023
Telecommunications/utilities	—	7,693	—	7,693
Health care	—	2,407	—	2,407
Total Corporate	—	54,366	—	54,366
Mortgage backed - agency	—	38,449	—	38,449
Mortgage backed - commercial	—	19,246	—	19,246
Total Mortgage Backed	—	57,695	—	57,695
Other asset backed	—	20,826	—	20,826
Total Fixed Income Securities	23,129	144,500	—	167,629
Equities	6,391	—	—	6,391
Totals	$29,520	$144,500	$—	$174,020

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,483	$—	$—	$23,483
States, municipalities and political subdivisions	—	22,154	—	22,154
Corporate
Banking/financial services	—	21,914	—	21,914
Consumer goods	—	7,735	—	7,735
Capital goods	—	15,095	—	15,095
Energy	—	4,406	—	4,406
Telecommunications/utilities	—	11,875	—	11,875
Health care	—	3,021	—	3,021
Total Corporate	—	64,046	—	64,046
Mortgage backed - agency	—	34,673	—	34,673
Mortgage backed - commercial	—	19,875	—	19,875
Total Mortgage Backed	—	54,548	—	54,548
Other asset backed	—	19,542	—	19,542
Total Fixed Income Securities	23,483	160,290	—	183,773
Equities	4,240	—	—	4,240
Totals	$27,723	$160,290	$—	$188,013
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of September 30, 2016. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 2 or Level 3 during the three and nine month periods ended September 30, 2016 and 2015.

7. INCOME TAXES
Atlas' effective tax rate was 27.6% and 31.8% for the three and nine month periods ended September 30, 2016, respectively, and 33.9% and 37.0% for the three and nine month periods ended September 30, 2015, respectively. The below table reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in '000s):

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$3,140	35.0%	$2,071	34.0%	$8,306	35.0%	$5,447	34.0%
Nondeductible expenses	6	0.1%	65	1.1%	15	0.1%	111	0.7%
Tax-exempt income	(9)	(0.1)%	—	—%	(33)	(0.1)%	—	—%
State tax (net of federal benefit)	2	—%	(40)	(0.7)%	41	0.2%	105	0.7%
Nondeductible acquisition accounting adjustment	(663)	(7.4)%	—	—%	(804)	(3.4)%	319	2.0%
Other	—	—%	(28)	(0.5)%	—	—%	(59)	(0.4)%
Provision for income taxes for continuing operations	$2,476	27.6%	$2,068	33.9%	$7,525	31.8%	$5,923	37.0%
Income tax expense consists of the following for the three and nine month periods ended September 30, 2016 and 2015 ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Current tax expense	$2,613	$2,616	$6,302	$6,306
Deferred tax (benefit) expense	(137)	(548)	1,223	(383)
Total	$2,476	$2,068	$7,525	$5,923
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
On July 22, 2013, as a result of shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.8 million as of September 30, 2016.

The components of net deferred income tax assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows ($ in '000s):

	September 30, 2016	December 31, 2015
Gross deferred tax assets:
Losses carried forward	$13,751	$12,656
Unpaid claims and unearned premiums	8,513	8,122
Tax credits	662	662
Investments	—	36
Commissions	1,326	1,306
Other	1,660	1,457
Total gross deferred tax assets	25,912	24,239

Gross deferred tax liabilities:
Deferred policy acquisition costs	4,447	3,582
Investments	1,363	—
Fixed assets	401	401
Intangible assets	1,363	1,465
Other	1,730	1,625
Total gross deferred tax liabilities	9,304	7,073
Net deferred tax assets	$16,608	$17,166
Amounts and expiration dates of the operating loss carryforwards as of September 30, 2016 are as follows ($ in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$4,019
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	2,914
2012	2032	9,236
Total		$39,289
Atlas has not established a valuation allowance for its gross future deferred tax assets as of September 30, 2016 or as of December 31, 2015. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and nine month periods ended September 30, 2016 and 2015. Tax years 2012 through 2016 are subject to examination by the Internal Revenue Service ("IRS"). The IRS completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the five year lease term, which ends in May 2017. Atlas recognized $11,000 as an offset to rent expense for each of the three month periods ended September 30, 2016 and 2015. Total rental expense recognized on the headquarters building was $202,000 and $178,000 for the three month periods ended September 30, 2016 and 2015, respectively. Atlas recognized $32,000 as an offset to rent expense for each of the nine month periods ended September 30, 2016 and 2015. Total rental expense recognized on the headquarters building was $560,000 and $533,000 for the nine month periods ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, Atlas has the following future minimum rentals, related principally to office space, required under operating leases ($ in '000s):

Year	2016	2017	2018	2019	2020	2021 & Beyond	Total
Amount	$445	$1,283	$962	$961	$955	$1,057	$5,663
The Company has entered into subscription agreements to commit up to $8.5 million of capital to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, small business loans and equity securities. As of September 30, 2016, the unfunded commitment was $3.5 million.
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
In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or loss based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities. Atlas' proportionate share of these various premium or loss based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities is not material.
9. INTERNAL USE SOFTWARE AND OFFICE EQUIPMENT
Atlas held the following internal use software and office equipment as of September 30, 2016 and as of December 31, 2015 (excluding assets held for sale) ($ in '000s):

	September 30, 2016	December 31, 2015
Leasehold improvements	$520	$507
Internal use software	8,078	7,611
Computer equipment	2,470	2,225
Furniture and other office equipment	619	593
Total	11,687	10,936
Accumulated depreciation	(9,094)	(8,347)
Balance, end of period	$2,593	$2,589

Depreciation expense and amortization was $267,000 and $290,000 for the three month periods ended September 30, 2016 and 2015, respectively. Depreciation expense and amortization was $747,000 and $684,000 for the nine month periods ended September 30, 2016 and 2015, respectively. For the year ended December 31, 2015, depreciation expense and amortization was $966,000.

Effective July 1, 2015, the Company implemented a new policy management software and began amortizing the cost of the software. Total capitalized cost of the software was approximately $2.1 million. Amortization expense for the new software for the three and nine month periods ended September 30, 2016 was $113,000 and $309,000, respectively. Amortization expense for the policy management software for each of the three and nine month periods ended September 30, 2015 was $92,000. Amortization expense for the year ended December 31, 2015 was $186,000.
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
Gross premiums written and ceded premiums, losses and commissions as of and for the three and nine month periods ended September 30, 2016 and 2015 are as follows ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Direct premiums written	$60,721	$65,185	$170,101	$156,506
Assumed premiums written	12	130	3,010	357
Ceded premiums written	(8,535)	(13,345)	(35,585)	(27,962)
Net premiums written	$52,198	$51,970	$137,526	$128,901

Direct premiums earned	$54,634	$50,700	$161,295	$130,299
Assumed premiums earned	728	129	2,210	410
Ceded premiums earned	(12,111)	(9,163)	(36,699)	(20,572)
Net premiums earned	$43,251	$41,666	$126,806	$110,137

Ceded losses and loss adjustment expenses	$4,321	$4,859	$13,443	$8,691
Ceding commissions	3,052	2,368	9,284	4,888

11. UNPAID CLAIMS
Claims liabilities - The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2016 and 2015 were as follows ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Unpaid claims, beginning of period	$112,457	$126,458	$127,011	$102,430
Less: reinsurance recoverable	25,691	26,844	29,399	18,421
Net unpaid claims, beginning of period	86,766	99,614	97,612	84,009

Net reserves acquired	—	—	—	19,396

Change in retroactive reinsurance ceded	417	937	691	1,824

Incurred related to:
Current year	25,176	25,632	74,326	66,371
Prior years	(15)	(644)	349	(1,922)
	25,161	24,988	74,675	64,449

Paid related to:
Current year	12,099	9,373	25,839	19,830
Prior years	22,338	15,980	69,232	49,662
	34,437	25,353	95,071	69,492

Net unpaid claims, end of period	77,907	100,186	77,907	100,186
Add: reinsurance recoverable	22,412	23,554	22,412	23,554
Unpaid claims, end of period	$100,319	$123,740	$100,319	$123,740
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
The decrease in the estimated liability for claims incurred in prior reporting periods and related claims settlement costs ("favorable development") for the three month period ended September 30, 2016 primarily resulted from Atlas' participation in non-voluntary assigned risk pools offset by an increase ("unfavorable development") on the run-off surety program. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. For the three month period ended September 30, 2015, the favorable development was related to a reserve study on the run-off workers' compensation program and a recovery on a surety claim from a prior accident year.
The unfavorable development for the nine month period ended September 30, 2016 primarily resulted from Atlas' participation in non-voluntary assigned risk pools. For the nine month period ended September 30, 2015, the favorable development was primarily due to a redundancy in Gateway's commercial auto and other run-off programs' reserves offset by Atlas' participation in non-voluntary assigned risk pools.
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
Stock options - Stock option activity for the nine month periods ended September 30, 2016 and 2015 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$" ):

	Nine Month Periods Ended
	September 30, 2016		September 30, 2015
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	187,728	C$6.22	224,623	C$6.05

	Nine Month Periods Ended
	September 30, 2016		September 30, 2015
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	175,000	US$13.26
Granted	—	—	200,000	US$20.29
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 304,395 stock options that are exercisable as of September 30, 2016. The stock option grants outstanding have a weighted average remaining life of 7.07 years and have an intrinsic value of $2.5 million as of September 30, 2016. On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan.
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
Restricted shares - The activity for the restricted voting common shares and restricted share units for the nine month periods ended September 30, 2016 and 2015 are as follows:

	Nine Month Periods Ended
	September 30, 2016		September 30, 2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	348,155	$15.53	185,190	$12.20
Granted	—	—	200,000	17.99
Vested	(37,035)	12.20	(37,035)	12.20
Non-vested, end of period	311,120	$15.92	348,155	$15.53

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $388,000 and $1.2 million in share-based compensation expense, including income tax expense, for the three and nine month periods ended September 30, 2016, respectively. For the three and nine month periods ended September 30, 2015, we incurred $423,000 and $1.2 million, respectively, of share-based compensation expense, including income tax expense. Total unearned share-based compensation expense was $1.2 million related to all stock option grants and $2.4 million related to restricted voting common shares and restricted share units as of September 30, 2016. This unearned share-based compensation expense will be amortized over the next 41 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $111,000 and $74,000 for the three month periods ended September 30, 2016 and 2015, respectively. Company contributions were $328,000 and $225,000 for the nine month periods ended September 30, 2016 and 2015, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas also pays all administrative costs related to this plan. Atlas' costs incurred related to the matching portion of the ESPP were $56,000 and $36,000 for the three month periods ended September 30, 2016 and 2015, respectively, and $152,000 and $109,000 for the nine month periods ended September 30, 2016 and 2015, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

		September 30, 2016		December 31, 2015
	Shares Authorized	Shares Issued and Outstanding	Amount (in '000s)	Shares Issued and Outstanding	Amount (in '000s)
Preferred shares	100,000,000	4,000,000	$4,000	6,940,500	$6,941

Ordinary voting common shares	266,666,667	11,895,104	$36	11,883,025	$36
Restricted voting common shares	33,333,334	128,191	—	132,863	—
Total common shares	300,000,001	12,023,295	$36	12,015,888	$36
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
There were 22,224 and 29,631 non-vested restricted stock units ("RSUs") as of September 30, 2016 and December 31, 2015, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the nine month period ended September 30, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. The Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted voting common shares during the nine month period ended September 30, 2015 to a director and the officers, respectively. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the Company retired 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. At September 30, 2016, there were 4,000,000 preferred shares outstanding and all are beneficially owned or controlled by the former owner of Anchor. The Gateway preferred shares redeemed and retired during 2016 and the preferred shares issued during the first quarter of 2015 have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The estimate of the Anchor acquisition contingency could change in the future until all remaining claims are settled.
Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. The preferred shares are redeemable at the option of Atlas at a price of $1.00 per share plus accrued and unpaid dividends, subject to certain conditions, prior to the conversion date. Preferred shareholders are not entitled to vote. Preferred shares are convertible into ordinary voting common shares at the option of the former owner Anchor at any date after the fifth year of issuance at the rate of 0.05 ordinary voting common shares for each preferred share. The conversion rate is subject to change if the number of ordinary voting common shares or restricted voting common shares changes by way of an anti-dilution event.
The former owners of Gateway and Anchor earned $94,000 and $140,000, respectively, in dividends on the preferred shares during the nine month period ended September 30, 2016. On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. Through September 30, 2016, Atlas has accrued $286,000 in dividends on the preferred shares for the former owner of Anchor, which remain unpaid.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine month periods ended September 30, 2016 and 2015 consisted of the following ($ in '000s):

	Nine Month Periods Ended
	September 30, 2016	September 30, 2015
Balance, beginning of period	$10,235	$8,166
Acquisition costs deferred	15,506	16,517
Amortization charged to income	13,036	13,983
Balance, end of period	$12,705	$10,700
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
17. NOTE PAYABLE
On March 9, 2015, American Insurance Acquisition, Inc. ("American Acquisition"), a wholly-owned direct subsidiary of Atlas Financial Holdings, Inc., and parent of the ASI Pool Subsidiaries (defined below), entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 5.03% at September 30, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%, effectively 3.28% at September 30, 2016.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”). As of September 30, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of September 30, 2016, $2.4 million in funds were accessed from the Revolver and used to support Anchor's operations, of which $500,000 was accessed during 2016 while $100,000 was repaid during 2016. $17.0 million in funds were accessed against the Draw Amount as of September 30, 2016, of which $1.5 million was accessed during the third quarter of 2016, and a portion was used to repurchase preferred shares from the former owner of Gateway. $15.5 million of the Draw Amount was accessed in 2015 and contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of September 30, 2016. As of September 30, 2016, the unused funds for the Revolver and the Draw Amount were $2.6 million and $13.0 million, respectively.
For the three month period ended September 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $257,000 in connection with the Loan Agreement. For the three month period ended September 30, 2015, interest expense, including amortized loan costs, was $266,000. For the nine month period ended September 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $756,000 in connection with the Loan Agreement. For the nine month period ended September 30, 2015, interest expense, including amortized loan costs, was $447,000. As of September 30, 2016, unamortized bank fees associated with the Loan Agreement were $230,000. These bank fees will be amortized over the next 41 months.
Note payable outstanding as of September 30, 2016 and as of December 31, 2015 ($ in '000s):

	September 30, 2016	December 31, 2015
Revolver	$2,400	$2,000
Draw Amount	17,000	15,500
Total outstanding borrowings	19,400	17,500
Unamortized issuance costs	(230)	(281)
Total note payable	$19,170	$17,219
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
At September 30, 2016, our Insurance Subsidiaries had a combined statutory surplus of $133.3 million and had combined net written premiums and combined statutory net income for the nine month period ended September 30, 2016 of $137.5 million and $13.1 million, respectively.
At December 31, 2015, our Insurance Subsidiaries had a combined statutory surplus of $118.5 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2015 of $177.8 million and $12.7 million, respectively.

Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2016 or during the year ended December 31, 2015.
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

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
Third Quarter 2016 Financial Performance Summary (comparisons to Third Quarter 2015 unless otherwise noted):

•	Gross premium written decreased by 7.0% to $60.7 million, which included a decrease of 7.2% in our core commercial auto business

•	In-force premium at September 30, 2016 was $220.4 million, compared to $210.6 million at December 31, 2015 and $199.1 million at September 30, 2015

•	The combined ratio for the third quarter of 2016 improved by 4.7 percentage points to 83.5%

•	Underwriting income for the third quarter of 2016 improved to $7.1 million, compared to $4.9 million

•
Net income for the third quarter of 2016 was $6.5 million, or $0.51 per common share diluted, compared to $4.0 million, or $0.32 per common share diluted, representing a $0.19 or 59.4% increase from third quarter 2015

•	Book value per common share on September 30, 2016 was $11.81, compared to $10.15 at December 31, 2015 and $9.88 at September 30, 2015

•	Annualized return on equity was 17.9% as compared to 13.0% in the prior year same quarter

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2016 and 2015. Ratios are calculated as a percentage of net premium earned.
Selected financial information (in '000s, except per share data)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross premium written	$60,733	$65,315	$173,111	$156,863
Net premium earned	43,251	41,666	126,806	110,137
Net claims incurred	25,161	24,988	74,675	64,449
Underwriting expense:
Acquisition costs	5,013	4,988	13,036	13,983
Share based compensation	388	422	1,164	1,187
Expenses (recovered) incurred related to acquisitions and stock purchase agreements	(1,895)	—	(2,297)	1,920
Other underwriting expenses	7,439	6,325	20,212	15,595
Total underwriting expenses	10,945	11,735	32,115	32,685
Underwriting income	7,145	4,943	20,016	13,003
Net investment income	1,403	1,180	3,168	2,891
Income from operating activities, before tax	8,548	6,123	23,184	15,894
Interest expense	(257)	(266)	(756)	(447)
Realized gains and other income	681	235	1,304	573
Net income before tax	8,972	6,092	23,732	16,020
Income tax expense	2,476	2,068	7,525	5,923
Net income	$6,496	$4,024	$16,207	$10,097

Key Financial Ratios:
Loss ratio	58.2%	60.0%	58.9%	58.6%
Underwriting expense ratio:
Acquisition cost ratio	11.6%	12.0%	10.3%	12.7%
Share based compensation	0.9%	1.0%	0.9%	1.1%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements ratio	(4.4)%	—%	(1.8)%	1.7%
Other underwriting expense ratio	17.2%	15.2%	15.9%	14.2%
Total underwriting expense ratio	25.3%	28.2%	25.3%	29.7%
Combined ratio	83.5%	88.2%	84.2%	88.3%
Earnings per common share diluted	$0.51	$0.32	$1.27	$0.80
Book value per common share	$11.81	$9.88	$11.81	$9.88
Return on equity (annualized)	17.9%	13.0%	15.6%	11.4%

Three and nine month periods ended September 30, 2016 compared to the three and nine month periods ended September 30, 2015:
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
There are a number of other programs that were written by our subsidiaries prior to Atlas' acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. No new premiums are being written, however, a small amount of renewal business was recorded for the nine month period ended September 30, 2016. These policies will be non-renewed upon their next anniversary.
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business (in '000s)

	Three Month Periods Ended			Nine Month Periods Ended
	September 30, 2016	September 30, 2015	% Change	September 30, 2016	September 30, 2015	% Change
Commercial automobile	$60,356	$65,070	(7.2)%	$171,988	$155,930	10.3%
Surety	1	(32)	(103.1)%	(3)	175	(101.7)%
Other	376	277	35.7%	1,126	758	48.5%
	$60,733	$65,315	(7.0)%	$173,111	$156,863	10.4%
For the three month period ended September 30, 2016, gross premium written was $60.7 million compared to $65.3 million for the three month period ended September 30, 2015, representing a 7.0% decrease. The decrease was primarily due to a reduction in our excess taxi business. For the three month period ended September 30, 2016, gross premium written from commercial automobile was $60.4 million, representing a decrease of 7.2% relative to the three month period ended September 30, 2015. The decrease was primarily due to one excess taxi account that was not renewed during third quarter of 2016. Our gross written premium from our target accounts decreased 2.5% for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015. The decrease was due to decrease in taxi business offset by increase in limousine and paratransit business.
For the nine month period ended September 30, 2016, gross premium written was $173.1 million compared to $156.9 million for the nine month period ended September 30, 2015, representing a 10.4% increase. Gross premium written from commercial automobile for the nine month period ended September 30, 2016 was $172.0 million, representing an increase of 10.3% relative to the nine month period ended September 30, 2015. Our gross written premium from our target accounts increased 14.2% for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015. The Global Liberty acquisition accounted for 78.2% of the increase in gross written premium. The remaining increase in gross written premium for the nine month period ended September 30, 2016 is attributable to Atlas' continued geographic penetration as a result of the positive response from both new and existing agents and insureds to Atlas' value proposition.
In-force premium was $220.4 million, $210.6 million and $199.1 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The Company’s gross unearned premium reserve was $117.8 million, $108.2 million and $108.1 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2015 primarily resulted from the renewal of our Illinois taxi business effective January 1st and the growth in the states of California and New York. The increase in gross unearned premium reserves and in-force premium in comparison to September 30, 2015 primarily resulted from the growth in the states of California, Minnesota and Nevada.

Geographic Concentration
The following table summarizes gross premium written by state:
Gross premium written by state (in '000s)

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
New York	$21,340	35.1%	$25,922	39.7%	$53,680	31.0%	$46,888	29.9%
California	8,761	14.4%	7,870	12.0%	22,064	12.7%	15,667	10.0%
Louisiana	4,280	7.1%	4,498	6.9%	8,289	4.8%	9,626	6.1%
Pennsylvania	2,068	3.4%	1,126	1.7%	2,629	1.5%	2,369	1.5%
Virginia	1,913	3.2%	2,328	3.6%	5,580	3.2%	4,987	3.2%
Colorado	1,843	3.0%	1,732	2.7%	2,491	1.4%	2,055	1.3%
Ohio	1,838	3.0%	1,403	2.1%	4,459	2.6%	4,079	2.6%
Texas	1,652	2.7%	1,389	2.1%	5,805	3.4%	6,522	4.2%
Michigan	1,293	2.1%	2,976	4.6%	7,235	4.2%	10,088	6.4%
Washington	1,206	2.0%	894	1.4%	3,658	2.1%	2,789	1.8%
Other	14,539	24.0%	15,177	23.2%	57,221	33.1%	51,793	33.0%
Total	$60,733	100.0%	$65,315	100.0%	$173,111	100.0%	$156,863	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended September 30, 2015, we experienced growth in gross premium written in our core business in 23 states in the three month period ended September 30, 2016. We experienced quarter over quarter growth of greater than 100% in 3 of those 23 states, due to a continuing positive response from both new and existing agents to Atlas' value proposition and the current market environment. The decrease in New York gross premium written was primarily due to one excess taxi account that was not renewed during the third quarter of 2016.
Atlas saw similar geographic diversification for the nine month period ended September 30, 2016, during which 7 states experienced growth of 50% or more as compared to the nine month period ended September 30, 2015. Deploying our hyper-focused model and strong value proposition, organic growth was achieved in mature states like Washington, developing states like California and Virginia and through acquisition in the largest geographic market in our niche, New York.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation ("Swiss Re") for its commercial auto and general liability lines of business ("Quota Share") written by American Country, American Service and Gateway, or collectively "ASI Pool Subsidiaries." This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015, and then was decreased to 5% effective July 1, 2016. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.

For 2015, Global Liberty had a 20% quota share reinsurance with SCOR Reinsurance Company ("SCOR Re"). In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business ("Global Quota Share").
Ceded premium written decreased by 36.0% to $8.5 million for the three month period ended September 30, 2016, compared to $13.3 million for the three month period ended September 30, 2015, primarily due to Atlas' participation in the Quota Share and Global Quota Share. For the nine month period ended September 30, 2016, ceded written premium increased by 27.3% to $35.6 million compared to $28.0 million for the nine month period ended September 30, 2015, primarily due to an increase in limousine, paratransit and other higher limit business for which reinsurance costs are more expensive.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in force reinsurance treaties. Net premium written increased 0.4% to $52.2 million for the three month period ended September 30, 2016 compared to $52.0 million for the three month period ended September 30, 2015. Net premium written increased 6.7% to $137.5 million for the nine month period ended September 30, 2016 compared to $128.9 million for the nine month period ended September 30, 2015. These changes are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $43.3 million for the three month period ended September 30, 2016, a 3.8% increase compared to $41.7 million for the three month period ended September 30, 2015. These increases are attributed to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $1.4 million or 87.3% of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, New York, Virginia, and Nevada. Excluding the impact of Global Liberty's incremental premium, organic growth for the third quarter of 2016 was 0.6% on a year-over-year basis.
For the nine month period ended September 30, 2016, net premium earned increased 15.1% to $126.8 million compared to $110.1 million for the nine month period ended September 30, 2015, primarily due to the combined effects of the issues cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $10.5 million or 62.9% of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Colorado, Nevada, New York and Virginia. Excluding the impact of Global Liberty's incremental premium, organic growth for the nine month period ended September 30, 2016 was 6.7% on a year-over-year basis.
Based on a recent analysis of the niche markets on which we focus, we believe that the total vehicle count in these niche markets has increased approximately 19% in the past two years. Growth in vehicle count is predominately related to the limousine, livery and paratransit segments. At our current rate levels, we believe the size of the addressable market in terms of available premium has increased approximately 30% over this same two year period. We believe that our insurance companies can continue to grow within these specialty segments to a market share of 20% without having a disproportionate share of the market. Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin will exist.  These projections are subject to change should the competitive environment reverse from current trends.
Claims Incurred
The loss ratio relating to the claims incurred for the three month period ended September 30, 2016 was 58.2% compared to 60.0% for the three month period ended September 30, 2015. The loss ratio decreased slightly from the prior year period primarily due to the company's ongoing pricing activities.
The loss ratio relating to the claims incurred for the nine month period ended September 30, 2016 was 58.9% compared to 58.6% for the nine month period ended September 30, 2015. The loss ratio increase relative to the prior year period was primarily due to increase in the estimated liability for claims incurred in prior reporting periods and related claims settlement costs for non-voluntary assigned risk pools and the acquisition of Global Liberty offset by a decrease in the run-off surety program and pricing activity on the excess taxi program. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. Also, the loss ratio relating to claims incurred for the nine month period ended September 30, 2015 was unusually low due to favorable development on Gateway's commercial auto program reserves on claims incurred prior to Atlas' acquisition of Gateway.

Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share. Acquisition costs were $5.0 million for the three month period ended September 30, 2016, or 11.6% of net premium earned, as compared to 12.0% for the three month period ended September 30, 2015. The decrease in the ratio is primarily due to the increase in net earned premiums. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 15.6% and 14.9% for the three month periods ended September 30, 2016 and 2015, respectively.
The other underwriting expense ratio (including share based compensation expenses and expenses incurred related to acquisitions and stock purchase agreements) was 13.7% for the three month period ended September 30, 2016 compared to 16.2% for the three month period ended September 30, 2015. The decrease in the other underwriting expense ratio was primarily due to expenses recovered pursuant to the Gateway stock purchase agreement.
For the nine month period ended September 30, 2016, acquisition costs were $13.0 million, or 10.3% of net premium earned, as compared to 12.7% for the nine month period ended September 30, 2015. The decrease in the ratio is related to the Quota Share's ceding commissions. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 14.5% and 15.0% for the nine month periods ended September 30, 2016 and 2015, respectively.
For the nine month period ended September 30, 2016, the other underwriting expense ratio was 15.0% compared to 17.0% for the nine month period ended September 30, 2015. The decrease in the other underwriting expense ratio was due to an increase in expenses recovered pursuant to the Gateway stock purchase agreement offset by an increase in salary and benefit costs, professional service expenses related to predictive analytics and interactive website applications, bank charges and insurance department and other bureau assessments.
Also, while the Quota Share provides a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.
Combined Ratio
Atlas’ combined ratio for the three month period ended September 30, 2016 was 83.5%, compared to 88.2% for the three month period ended September 30, 2015. Atlas' combined ratio for the nine month period ended September 30, 2016 was 84.2%, compared to 88.3% for the nine month period ended September 30, 2015.
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

The table below indicates the impact of the Quota Share on the various components of the combined ratio for the three and nine month periods ended September 30, 2016 and 2015:

(in '000s, percentages to net earned premiums)	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Gross of Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$51,748	100.0%	$47,636	100.0%	$152,191	100.0%	$121,423	100.0%
Net claims incurred	29,616	57.2%	28,213	59.2%	87,858	57.7%	69,448	57.2%
Acquisition costs	8,053	15.6%	7,117	14.9%	22,061	14.5%	18,213	15.0%
Other insurance general and administrative expenses	7,440	14.5%	6,325	13.3%	20,213	13.2%	15,595	12.8%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements	(1,895)	(3.7)%	—	—%	(2,297)	(1.5)%	1,920	1.6%
Share based compensation expense	388	0.7%	422	0.9%	1,164	0.8%	1,187	1.0%
Total underwriting profit and combined ratio	$8,146	84.3%	$5,559	88.3%	$23,192	84.7%	$15,060	87.6%

Net of Quota Share:
Net premiums earned	$43,251	100.0%	$41,666	100.0%	$126,806	100.0%	$110,137	100.0%
Net claims incurred	25,161	58.2%	24,988	60.0%	74,675	58.9%	64,449	58.6%
Acquisition costs	5,013	11.6%	4,988	12.0%	13,036	10.3%	13,983	12.7%
Other insurance general and administrative expenses	7,440	17.2%	6,325	15.2%	20,213	15.9%	15,595	14.2%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements	(1,895)	(4.4)%	—	—%	(2,297)	(1.8)%	1,920	1.7%
Share based compensation expense	388	0.9%	422	1.0%	1,164	0.9%	1,187	1.1%
Total underwriting profit and combined ratio	$7,144	83.5%	$4,943	88.2%	$20,015	84.2%	$13,003	88.3%
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income increased by 18.9% to $1.4 million for the three months ended September 30, 2016, compared to $1.2 million during the three months ended September 30, 2015.  The gross annualized yield on our fixed income securities was 2.2% and 1.9% for the three month periods ended September 30, 2016 and 2015, respectively.  The gross annualized yield on our cash and cash equivalents was 0.1% for each of the three month periods ended September 30, 2016 and 2015.  The increase in net investment income from the prior year period is the result of higher returns on equity method securities, lower investment expenses, and higher interest income. For the three month period ended September 30, 2016, equity method investments and collateral loans generated investment income of $676,000, compared to investment income of $467,000 for the three month period ended September 30, 2015. The increase in investment income related to these investments was primarily the result of higher returns on equity method investments and collateral loans.
Net investment income increased by 9.6% to $3.2 million for the nine month period ended September 30, 2016, compared to $2.9 million for the nine month period ended September 30, 2015. These amounts are primarily comprised of interest income. The gross annualized yield on our fixed income securities was 2.2% and 2.1% for the nine month periods ended September 30, 2016 and 2015, respectively.  The gross annualized yield on our cash and cash equivalents was 0.1% for each of the nine month periods ended September 30, 2016 and 2015.  The increase in net investment income and gross investment yield from the prior year period is the result of the Anchor acquisition and favorable returns on certain securities. For the nine month period ended September 30, 2016, equity method investments and collateral loans generated investment income of $972,000, compared to investment income of $969,000 for the nine month period ended September 30, 2015. The investment income related to these investments was relatively flat compared to the prior year period. However, the gross investment yield on equity method investments decreased by 3.0% due to lower returns on certain limited partnerships offset by the impact of greater investment levels.

Net Realized Investment Gains
Net realized investment gains for the three month period ended September 30, 2016 were $630,000 compared to net realized investment gains of $91,000 for the three month period ended September 30, 2015. Net realized investment gains for the nine month period ended September 30, 2016 were $1.0 million compared to net realized investment gains of $272,000 for the nine month period ended September 30, 2015. The increases in net realized investment gains for both the three and nine month periods ended September 30, 2016 are the result of management's decision to sell certain securities to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $51,000 for the three month period ended September 30, 2016 and other income of $144,000 for the three month period ended September 30, 2015. Atlas recorded other income of $280,000 for the nine month period ended September 30, 2016 and other income of $301,000 for the nine month period ended September 30, 2015. The decreases for both the three and nine month periods ended September 30, 2016 are primarily the result of fee income from Plainview.
Expenses Related to Acquisitions and Stock Purchase Agreements
Atlas incurred no expenses related to acquisitions during each of the three month periods ended September 30, 2016 and 2015.
Atlas recovered $2.3 million of expenses pursuant to the contingent adjustments of the Gateway stock purchase agreement and retirement of preferred shares for the nine month period ended September 30, 2016. For the nine month period ended September 30, 2015, Atlas recognized total expenses of $1.9 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $978,000 were incurred to effect the business combination, including legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $942,000 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement.
Income before Income Taxes
Atlas generated pre-tax income of $9.0 million for the three month period ended September 30, 2016, compared to pre-tax income of $6.1 million for the three month period ended September 30, 2015, or a 47.3% increase over the prior year's third quarter. Atlas generated pre-tax income of $23.7 million for the nine month period ended September 30, 2016, compared to pre-tax income of $16.0 million for the nine month period ended September 30, 2015, or a 48.1% increase over the prior year period's pre-tax income. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Net Income and Earnings per Common Share
Atlas had net income of $6.5 million during the three month period ended September 30, 2016 compared to $4.0 million during the three month period ended September 30, 2015. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the three month period ended September 30, 2016 was $0.51 compared to $0.32 for the three month period ended September 30, 2015 primarily due to expenses recovered pursuant to the Gateway stock purchase agreement and expanding margins from pricing activities.
Atlas had net income of $16.2 million during the nine month period ended September 30, 2016 compared to $10.1 million during the nine month period ended September 30, 2015. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the nine month period ended September 30, 2016 was $1.27 compared to $0.80 for the nine month period ended September 30, 2015 primarily due to premium growth, improvement of underwriting expenses as a percentage of earned premiums, and investment income growth. The improvement in underwriting expenses as a percentage of earned premiums was primarily due to legal and professional services expenses incurred related to the Anchor acquisition and expenses incurred pursuant to the Gateway stock purchase agreement for the nine month period ended September 30, 2015 compared to recovery of some of the expenses related to the Gateway stock purchase agreement for the nine month period ended September 30, 2016.

The following chart illustrates Atlas’ potential dilutive common shares for the three and nine month periods ended September 30, 2016 and 2015:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Basic weighted average common shares outstanding	12,045,519	12,008,624	12,045,519	11,956,611
Dilutive potential ordinary shares:
Dilutive stock options	172,088	211,706	178,186	211,110
Dilutive shares upon preferred share conversion	522,397	573,444	522,397	573,444
Diluted weighted average common shares outstanding	12,740,004	12,793,774	12,746,102	12,741,165

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
Portfolio Composition
Atlas held securities with a fair value of $174.0 million as of September 30, 2016, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio (in '000s)

As of:	September 30, 2016	December 31, 2015
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,129	$23,483
States, municipalities and political subdivisions	11,613	22,154
Corporate
Banking/financial services	22,572	21,914
Consumer goods	8,856	7,735
Capital goods	8,815	15,095
Energy	4,023	4,406
Telecommunications/utilities	7,693	11,875
Health care	2,407	3,021
Total Corporate	54,366	64,046
Mortgage backed - agency	38,449	34,673
Mortgage backed - commercial	19,246	19,875
Total Mortgage Backed	57,695	54,548
Other asset backed	20,826	19,542
Total Fixed Income Securities	167,629	183,773
Equities	6,391	4,240
Totals	$174,020	$188,013
For the nine month period ended September 30, 2016, total investment holdings declined to $204.9 million due to the sale of fixed income securities and one equity method investment offset by the purchases of fixed income securities and equity method investments and favorable mark-to-market conditions of our fixed income and equity securities. We sold approximately $20.5 million of our fixed income securities holdings to support operations and to reinvest the sales proceeds in collateral loans.
Market volatility surrounding United Kingdom European Union membership referendum (the "Brexit vote") was quite short-lived. We expect the process of Britain leaving the Eurozone to take at least two years.  While certain decisions in that process may create pockets of market volatility, the fundamental economic impact is likely to be minimal and centered in Europe.  Most of the company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact on the domestic economy. Similar to Brexit, the outcome of the upcoming U.S. presidential election may create brief periods of market volatility, but we do not believe it will alter the fundamental outlook of the Company’s investment holdings.

Other Investments
The following table summarizes investments in equity method investments by investment type at September 30, 2016 and December 31, 2015 ($ in '000s):

	Unfunded Commitments	Carrying Value
	September 30, 2016	September 30, 2016	December 31, 2015
Real estate	$3,100	$9,868	$10,202
Insurance linked securities	—	9,090	8,747
Activist hedge funds	—	3,939	3,685
Venture capital	450	736	205
Total Equity Method Investments	$3,550	$23,633	$22,839
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas' interest is not deemed minor, and the investments are accounted for under the equity method of accounting. At September 30, 2016, the carrying value of the collateral loans was approximately $7.3 million versus approximately $98,000 at December 31, 2015. The increase in the carrying value of the collateral loans was due to the investment in three additional loans in 2016. At September 30, 2016, the carrying value of the limited partnerships was approximately $23.6 million versus approximately $22.8 million at December 31, 2015. The increase in the carrying value of the limited partnerships was primarily due to the purchase of investments offset by the return of capital. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value.
Liquidity and Cash Flow Risk
As of September 30, 2016, 35.9% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds, had contractual maturities of five years or less, compared to 36.1% as of December 31, 2015. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of September 30, 2016, the fixed income securities had a weighted average life of 4.0 years and a duration of 3.3 years, compared to a weighted average life of 4.1 years and a duration of 3.3 years, as of December 31, 2015. The slight decrease in weighted average life of the fixed income securities portfolio was the result of realigning cash flows to support operations. Changes in interest rates will have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
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
As of September 30, 2016, Atlas' allowance for bad debt was $872,000. Atlas' allowance for bad debt increased by $26,000 compared to $846,000 as of December 31, 2015. The increase in the allowance for bad debts was related to the re-estimation of the allowance during the nine month period ended September 30, 2016.

The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.5% rated ‘BBB’ or better as of September 30, 2016 compared to 99.3% as of December 31, 2015.
Credit ratings of fixed income securities portfolio (in '000s)

As of:	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount[1]	% of Total
AAA/Aaa[1]	$48,506	28.9%	$44,110	24.0%
AA/Aa1	69,622	41.5%	83,116	45.2%
A/A	24,089	14.4%	28,765	15.7%
BBB/Baa	24,576	14.7%	26,512	14.4%
BB	738	0.4%	1,270	0.7%
B	98	0.1%	—	—%
Total Fixed Income Securities	$167,629	100.0%	$183,773	100.0%
1 - During the nine month period ended September 30, 2016, our external investment portfolio manager switched rating agencies for U.S. treasury, agency and agency mortgage backed securities from Fitch or Moody's 'AAA' to S&P 'AA.' As a result, we have restated fair values of these fixed income securities as of December 31, 2015 using the S&P rating for comparative purposes.

Regardless of the outcome of the U.S. presidential election, we do not expect the value of the securities in our portfolio or the expectation for timely payment to be altered materially.
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the nine month periods ended September 30, 2016 and 2015.
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
The total fair value of the securities in an unrealized loss position as of September 30, 2016 was $28.0 million compared to $123.6 million as of December 31, 2015. This decrease was primarily driven by the positive changes in market values during the first nine months of 2016. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries. Under this contract, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Global Liberty historically maintained lower reinsurance retention limits. For the prior year, Global Liberty had a 20% quota share reinsurance with SCOR Re. In 2016, this contract was replaced by the Global Quota Share.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant losses as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $28.5 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of September 30, 2016 as compared to $32.7 million as of December 31, 2015. The decrease in the recoverable from third party reinsurers resulted from a decrease in ceded case and incurred but not reported (“IBNR”) reserves offset by the increase in amounts recoverable on paid claims.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation ("Gen Re"), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re and White Rock Insurance (SAC) Ltd. ("White Rock"). Great American has a financial strength rating of A+ from Standard & Poor’s, Gen Re has a financial strength rating of AA+ from Standard & Poor's, SCOR Re has a financial strength rating of Aa3 from Moody's, Swiss Re has a financial strength rating of Aa3 from Moody's, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter of credit and funds held on deposit.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR claims provision at September 30, 2016 and at December 31, 2015. The provision for unpaid claims decreased by 21.0% to $100.3 million as of September 30, 2016 compared to $127.0 million as of December 31, 2015. During the nine month period ended September 30, 2016, case reserves increased by 2.0% compared to December 31, 2015, and IBNR reserves decreased by 35.7%. The increases in case reserves was primarily due to an increase in reported claims from current and prior accident years for our commercial auto and non-voluntary assigned risk programs. The decrease in IBNR was primarily due to unfavorable development on reported claims from prior accident years for our commercial auto and non-voluntary assigned risk programs.
Provision for unpaid claims by type - gross of reinsurance ($ in '000s)

As of:	September 30, 2016	December 31, 2015	YTD% Change
Case reserves	$50,438	$49,441	2.0%
IBNR	49,881	77,570	(35.7)%
Total	$100,319	$127,011	(21.0)%

Provision for unpaid claims by line of business – gross of reinsurance ($ in '000s)

As of:	September 30, 2016	December 31, 2015	YTD% Change
Commercial automobile	$95,398	$116,377	(18.0)%
Other	4,921	10,634	(53.7)%
Total	$100,319	$127,011	(21.0)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in '000s)

As of:	September 30, 2016	December 31, 2015	YTD% Change
Commercial automobile	$74,934	$95,043	(21.2)%
Other	2,973	2,569	15.7%
Total	$77,907	$97,612	(20.2)%

The changes in the provision for unpaid claims, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2016 and 2015 were as follows ($ in '000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Unpaid claims, beginning of period	$112,457	$126,458	$127,011	$102,430
Less: reinsurance recoverable	25,691	26,844	29,399	18,421
Net unpaid claims, beginning of period	86,766	99,614	97,612	84,009

Net reserves acquired	—	—	—	19,396

Change in retroactive reinsurance ceded	417	937	691	1,824

Incurred related to:
Current year	25,176	25,632	74,326	66,371
Prior years	(15)	(644)	349	(1,922)
	25,161	24,988	74,675	64,449

Paid related to:
Current year	12,099	9,373	25,839	19,830
Prior years	22,338	15,980	69,232	49,662
	34,437	25,353	95,071	69,492

Net unpaid claims, end of period	77,907	100,186	77,907	100,186
Add: reinsurance recoverable	22,412	23,554	22,412	23,554
Unpaid claims, end of period	$100,319	$123,740	$100,319	$123,740
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
The favorable development for the three month period ended September 30, 2016 primarily resulted from Atlas' participation in non-voluntary assigned risk pools offset by unfavorable development on the run-off surety program. For the three month period ended September 30, 2015, the favorable development was related to a reserve study on the run-off workers' compensation program and a recovery on a surety claim from a prior accident year.
The unfavorable development for the nine month period ended September 30, 2016 primarily resulted from development of non-voluntary assigned risk pool reserves. For the nine month period ended September 30, 2015, the favorable development was primarily due to a redundancy in Gateway's commercial auto and other run-off programs' reserves offset by Atlas' participation in non-voluntary assigned risk pools.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance sheet arrangements
At September 30, 2016, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Ordinary Share
Book value per ordinary share was as follows:

As of: (in '000s, except share and per share data)	September 30, 2016	December 31, 2015
Shareholders' equity	$146,592	$129,622
Less: Preferred stock in equity	4,000	6,941
Less: Accumulated dividends on preferred stock	286	460
Common equity	$142,306	$122,221
Participative shares:
Common shares outstanding	12,023,295	12,015,888
Restricted stock units (RSUs)	22,224	29,631
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$11.81	$10.15
Year-to-date in 2016, book value per common share increased by $1.66 relative to December 31, 2015 as follows: an increase of $1.10 related to net income after tax (excluding expenses recovered pursuant to stock purchase agreements), an increase of $0.05 related to realized investment gains after tax, an increase of $0.24 related to the change in unrealized gains/losses after tax, a net increase of $0.10 related to share based compensation impacts, a $0.02 decrease related to preferred dividends and an increase of $0.19 related to expenses recovered pursuant to stock purchase agreements. The causes of these changes are attributed to the combined effects of the issues cited in the 'Net Premium Earned', 'Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' subsections of the 'Operating Results' section.

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
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 5.03% at September 30, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one-month LIBOR plus 2.75%, effectively 3.28% at September 30, 2016.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and

Amortization ratio. The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of the ASI Pool Subsidiaries. As of September 30, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.
As of September 30, 2016, $2.4 million in funds were accessed from the Revolver and used to support Anchor's operations, of which $500,000 was accessed during 2016 while $100,000 was repaid during 2016. $17.0 million in funds were accessed against the Draw Amount as of September 30, 2016, of which $1.5 million was accessed during the third quarter of 2016, and a portion was used to repurchase preferred shares from the former owner of Gateway. $15.5 million of the Draw Amount was accessed in 2015 and contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of September 30, 2016. As of September 30, 2016, the unused funds for the Revolver and the Draw Amount were $2.6 million and $13.0 million, respectively.
For the three month period ended September 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $257,000 in connection with the Loan Agreement. For the three month period ended September 30, 2015, interest expense, including amortized loan costs, was $266,000. For the nine month period ended September 30, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $756,000 in connection with the Loan Agreement. For the nine month period ended September 30, 2015, interest expense, including amortized loan costs, was $447,000. As of September 30, 2016, unamortized bank fees associated with the Loan Agreement were $230,000. These bank fees will be amortized over the next 41 months.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows (in ‘000s)

	Nine Month Period Ended	Twelve Month Period Ended
	September 30, 2016	December 31, 2015
Net cash flows (used in) provided by operating activities	$(3,312)	$8,477
Net cash flows (used in) provided by financing activities	(1,048)	17,645
Net cash flows provided by (used in) investing activities	10,514	(40,354)
Net increase (decrease) in cash	$6,154	$(14,232)
Cash used in operations during the nine month period ended September 30, 2016 was primarily due to the settlement of claims. Cash used in financing activities during the nine month period ended September 30, 2016 was the result of the repurchase of preferred shares from, and the payment of accrued dividends to, the former owner of Gateway, partially offset by net amounts borrowed from the under the Loan Agreement. Cash provided by investing activities during the nine month period ended September 30, 2016 was primarily a result of the sales of fixed income securities and other investments offset by acquisition of fixed income securities, equity securities and other investments.
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
At September 30, 2016, our Insurance Subsidiaries had a combined statutory surplus of $133.3 million and had combined net written premiums and combined statutory net income for the nine month period ended September 30, 2016 of $137.5 million and $13.1 million, respectively.

At December 31, 2015, our Insurance Subsidiaries had a combined statutory surplus of $118.5 million and had combined net written premiums and combined statutory net income for the twelve months ended December 31, 2015 of $177.8 million and $12.7 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2016 or during the year ended December 31, 2015.
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	October 31, 2016	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer