Form 10-K
period 2016-12-31
Atlas Financial Holdings, Inc.
filed 2017-03-13
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2016	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.003 par value per share	Nasdaq Stock Market

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
     Large Accelerated Filer ☐                            Accelerated Filer        ☑
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

There were 12,030,703 shares of the Registrant's common stock outstanding as of March 10, 2017, of which 11,902,512 are ordinary voting common shares and 128,191 are restricted voting common shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $184.0 million (based upon the closing sale price of the Registrant’s common shares on June 30, 2016).

For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2016

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
KAI received 4,601,621 restricted voting common shares of our company, then valued at $27.8 million, along with 18,000,000 non-voting preferred shares of our company, then valued at $18.0 million, and C$8.0 million cash for total consideration of C$60.8 million in exchange for 100% of the outstanding shares of American Acquisition and full payment of certain promissory notes. Investors in the American Acquisition private placement offering of subscription receipts received 1,327,834 of our ordinary voting common shares, plus warrants to purchase one ordinary voting common share of our company for each subscription receipt at C$6.00 at any time until December 31, 2013. Every 10 common shares of JJR VI held by the shareholders of JJR VI immediately prior to the reverse merger were, upon consummation of the merger, consolidated into one ordinary voting common share of JJR VI. Upon re-domestication in the Cayman Islands, these consolidated shares were then exchanged on a one-for-one basis for our ordinary voting common shares.
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
Under the terms of the stock purchase agreement, the purchase price equaled the adjusted book value of Camelot Services as of December 31, 2012, subject to certain pre and post-closing adjustments, including, among others, the future development of Gateway’s actual claims reserves for certain lines of business and the utilization of certain deferred tax assets over time. The total purchase price for all of Camelot Services’ outstanding shares was $14.3 million, consisting of a combination of cash and Atlas preferred shares. Consideration consisted of a $6.0 million dividend paid by Gateway immediately prior to the closing, $2.0 million of Atlas preferred shares (consisting of a total of 2,000,000 preferred shares) and $6.3 million in cash. Pursuant to the terms of the stock purchase agreement, the Company issued an additional 940,500 preferred shares due to the favorable development of Gateway’s actual claims reserves for certain lines of business during the first quarter of 2015. During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement due to the unfavorable development of Gateway’s actual claims reserves for certain lines of business. During the third quarter of 2016, the Company and the former owner of Camelot Services agreed to settle the additional consideration related to future claims development and utilization of certain tax assets. Atlas redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway.
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas' initial public offering in the United States. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. Since that time, Atlas' shares have traded on the NASDAQ under the symbol "AFH." The principal purposes of the initial offering in the United States were to create a public market in the United States for Atlas' ordinary voting common shares and thereby enable future access to the public equity markets in the United States by Atlas and its shareholders, and to obtain additional capital.
On June 5, 2013, Atlas delisted from the Toronto Stock Exchange.
On August 1, 2013, Atlas used the net proceeds from the U.S. initial public offering to partially fund the repurchase of 18,000,000 of its outstanding preferred shares owned by KAI for $16.2 million. These preferred shares had accrued dividends on a cumulative basis at a rate of $0.045 per share per year (4.5%) and were convertible into 2,286,000 common shares at the option of the holder after December 31, 2015. These shares were redeemed in their entirety for $0.90 for every dollar of outstanding face value plus accrued interest.
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary voting common shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities as described further below.
During the fourth quarter of 2014, Camelot Services was merged into American Acquisition.
On March 11, 2015, we acquired Anchor Holdings Group, Inc. ("Anchor Holdings"), a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York ("Global Liberty"), along with its affiliated entities, Anchor Group Management ("Anchor Management"), Plainview Premium Finance Company, Inc. ("Plainview Delaware") and Plainview Delaware's wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. ("Plainview California"), and together with Anchor Holdings, Global Liberty, Anchor Management, and Plainview Delaware, "Anchor," from an unaffiliated third party for a total purchase price of $23.2 million, consisting of a combination of cash and Atlas preferred shares, and is estimated at approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share). Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. During the fourth quarter of 2016, the company canceled 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement due to unfavorable development of Global Liberty's pre-acquisition claims reserves. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for period of five years from the date of acquisition.

Our core business is the underwriting of commercial automobile insurance policies, focusing on the "light" commercial automobile sector, which is carried out through American Country, American Service, Gateway and Global Liberty (collectively, our "Insurance Subsidiaries.")
Competitive Strengths
Our value proposition is driven by our competitive strengths, which include the following:
Focus on niche commercial insurance business. We target niche markets that support adequate pricing. We believe that we are able to adapt to changing market needs well in advance of our competitors through our strategic commitment and operating scale. We develop and deliver superior specialty commercial automobile insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit for our Insurance Subsidiaries. Although reserves were strengthened in connection with certain specific business segments primarily for older accident years, in more recent years we have experienced a favorable trend in loss ratios attributable to the increased composition of commercial automobile written premium as a percentage of our Insurance Subsidiaries' total written premium coupled with our ability to increase pricing and manage claims effectively.
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
Sophisticated underwriting and claims handling expertise. Atlas has extensive experience and expertise with respect to underwriting and claims management in our specialty area of insurance. Our well-developed underwriting and claims infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. We believe our underwriting and claims handling expertise provides enhanced risk selection, high quality service to our customers and greater control over claims costs. We are committed to maintaining this underwriting and claims handling expertise as a core competency as our volume of business increases. In recent years, we invested significantly in the use of machine learning based predictive analytics in both our underwriting and claims areas to further leverage this heritage.
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
Outlook
Over the past six years, through infrastructure re-organization, dispositions and by placing certain lines of business into run-off, our Insurance Subsidiaries have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce favorable underwriting results. Significant progress has been made in aligning the organization's infrastructure cost base to our expected revenue stream going forward. The core functions of the Insurance Subsidiaries were integrated into a common, best practice based, operating platform. Management believes that our Insurance Subsidiaries are well-positioned to return to the volume of premium they wrote in the recent past and continue to grow to proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability. Our Insurance Subsidiaries have a long heritage with respect to their continuing lines of business and will benefit from the efficient operating infrastructure currently in place. Through its Insurance Subsidiaries, Atlas actively wrote business in 42 states and the District of Columbia during 2016 utilizing our well-developed underwriting and claims methodology.
We believe that the most significant opportunities going forward are: (i) continually managing our independent retail agency and customer relationships, (ii) building business in previously untapped geographic markets to the extent that they meet our specific criteria where our Insurance Subsidiaries are licensed, but not active prior to Atlas' acquisition of these subsidiaries, and (iii) opportunistically acquiring books of business or similar insurance companies, provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions becoming or remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the Insurance Subsidiaries not successfully maintaining appropriate ratings from A.M. Best.
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
Expand our market presence. We are committed to continuing to diversify by leveraging our experience, historical data and market research to expand our business in previously untapped markets to the extent incremental markets meet our criteria. Utilizing our established brands and market relationships, we have made significant inroads in new states where we had no active business in recent years. We will continue to expand into additional states or product lines where we are licensed, but not currently active, to the extent that our market expansion criteria is met in a given state. In the alternative, we will endeavor to quickly adjust our pricing and underwriting or reduce our exposure to potentially underperforming products.
Acquire complementary books of business and insurance companies. We plan to opportunistically pursue acquisitions of complementary books of business and insurance companies provided market conditions support this activity. We will evaluate each acquisition opportunity based on its expected economic contribution to our results and support of our market expansion initiatives. Our acquisitions of Gateway and Anchor are consistent with this aspect of our strategy.
Market
The “light” commercial automobile policies we underwrite provide coverage for light weight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators.

Gross premium written from commercial automobile was $223.8 million, $207.8 million, and $119.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. As a percentage of the Insurance Subsidiaries’ overall book of business, commercial auto gross premium written represented 99.4%, 99.3%, and 97.6% of gross premium written for the years ended December 31, 2016, 2015, and 2014, respectively.
The “light” commercial automobile sector is a subset of the historically profitable commercial automobile insurance industry segment. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, underperforming the broader property & casualty ("P&C") industry. Over the longer-term however, commercial auto has outperformed the P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2015 the total market for commercial automobile liability insurance was approximately $31.3 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the total number of vehicles insured, the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess capacity and price competition followed by periods of reduced underwriting capacity and higher premium rates.
We believe that there is a positive correlation between the economy and commercial automobile insurance in general. However, operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle. The significant expansion of transportation network companies ("TNC") has resulted in a reduction in taxi vehicles available to insure; however, we believe that the aforementioned factor relating to medallion values has mitigated the overall decline. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during this period.
Currently, we distribute our products only in the United States. Through our Insurance Subsidiaries, we are licensed to write P&C insurance in 49 states plus the District of Columbia in the United States. The following table reflects, in percentages, the principal geographic distribution of gross premiums written for the year ended December 31, 2016. No other jurisdiction accounted for more than 5%.

Distribution of Gross Premium Written by Jurisdiction
New York	31.0%
California	13.2%
Illinois	5.5%

The diagram below outlines the states where we are focused on actively writing new insurance policies and where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment are favorable (the blue states in the below diagram).

WA
MT
ND
MN
NH
VT
ME
OR
ID
WY
SD
WI
MI
NY
MA
IA
NE
PA
RI
CT
NV
UT
CO
IL
IN
OH
NJ
KS
MO
KY
WV
VA
DE
CA
MD
TN
NC
DC
AZ
NM
OK
AR
SC
MS
AL
GA
LA
TX
FL
AK
HI
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
Agents receive commission as a percentage of premiums (generally 10%) as their primary compensation from us. Larger agents may also be eligible for profit sharing based on the growth and underwriting profitability related to their book of business with us. The quality of business presented and written by each independent retail agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented by their customers (as applicable) and overall underwriting profitability of the agent’s book of business. While we rely on our independent retail agents for distribution and customer support, underwriting and claims handling responsibilities are retained by us. Many of our agents have had direct relationships with our Insurance Subsidiaries for a number of years.

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
Our Company competes on a number of factors such as brand and distribution strength, pricing, agency relationships, policy support, claims service, and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our Company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of underwriting and claims professionals who are more familiar with issues common in specialty commercial automobile lines, and provides our customers with better service. In more recent years, we have also been leveraging machine learning based predictive analytics and other technologies, such as telematics, to further differentiate ourselves from our competitors.
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
To compete successfully in the specialty commercial insurance industry, we rely on our ability to: identify markets that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; offer diversified products and geographic platforms; practice effective claims management; reserve appropriately for unpaid claims and claims adjustment expenses; strive for cost containment through economies of scale where deemed appropriate; and, provide services and competitive commissions to our independent agents.
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

As a result, the speed with which an insurer can change prices in response to competition or increased costs depends, in part, on whether the premium rate laws and regulations (i) require prior approval of the premium rates to be charged, (ii) permit the insurer to file and use the forms, rates and rules immediately, subject to further review, or (iii) permit the insurer to immediately use the forms, rates and/or rules and to subsequently file them with the regulator. When state laws and regulations significantly restrict both underwriting and pricing, it can become more difficult for an insurer to make adjustments quickly in response to changes which could affect profitability. Historical results and actuarial work related thereto are often required to support rate changes and may limit the magnitude of such changes in a given period.
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (the “NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. As of December 31, 2016, the total adjusted capital of each of our Insurance Subsidiaries exceeded the minimum levels required under RBC requirements.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our Insurance Subsidiaries.
Employees
As of December 31, 2016, we had 230 full-time employees, 153 of whom work at the corporate headquarters in Elk Grove Village, Illinois, 10 of whom work in St. Louis, 62 of whom work in New York and 5 of whom work remotely. The Corporate and Other category includes executive, information technology, data integrity, finance and human resources. The Claims category includes in-house legal.

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
Reserve and Exposure Risks
The Insurance Subsidiaries’ provisions for unpaid claims and claims adjustment expenses may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we write. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims and claims adjustment expenses do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims and claims adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilize a third party actuarial firm to assist us in estimating the provision for unpaid claims and claims adjustment expenses. These estimates are based upon various factors, including:

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
As time passes and more information about the claims becomes known, the estimates are adjusted upward or downward to reflect this additional information. Because of the elements of uncertainty encompassed in this estimation process, and the extended time it can take to settle many of the more substantial claims, several years of experience may be required before a meaningful comparison can be made between actual claim costs and the original provision for unpaid claims and claims adjustment expenses. The development of the provision for unpaid claims and claims adjustment expenses is shown by the difference between estimates of claims liabilities as of the initial year end and the re-estimated liability at each subsequent year end. Favorable development (reserve redundancy) means that the original claims estimates were higher than subsequently determined or re-estimated. Unfavorable development (reserve deficiency) means that the original claims estimates were lower than subsequently determined or re-estimated.

Government regulators could require that we increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims and claims adjustment expenses cause a reduction in our Insurance Subsidiaries’ surplus which could cause a downgrading of our Insurance Subsidiaries’ ratings. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies.
For the companies that we acquired or will acquire, the provisions for unpaid claims and claims adjustment expenses may be inadequate at the time of purchase, which would result in a reduction in our net income and might adversely affect our financial condition.
We cannot guarantee that the provisions for unpaid claims and claims adjustment expenses of the companies that we acquired are or will be adequate. We became or will become responsible for the historical claims reserves established by the acquired company's management upon completion of acquisitions. While the stock purchase agreement provides for certain protections in this regard, there can be no assurances they will be sufficient to offset any adverse development to the acquired company's historical claims reserves. Any unfavorable development in an acquired company's claims reserves would reduce our net income and have an adverse effect on our financial position to the extent it exceeds the protections provided for in the stock purchase agreement related to each acquisition.
Our success depends on our ability to accurately price the risks we underwrite.
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay claims, claims adjustment expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of claims with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

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
Our Insurance Subsidiaries market and distribute automobile insurance products through a network of independent agents and other producers in the United States. We rely, and will continue to rely, heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. In the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in claims that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer, and thereafter, the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.

Our Insurance Subsidiaries may be unable to mitigate their risk or increase their underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, we may be adversely affected.
In order to reduce underwriting risk and increase underwriting capacity, our Insurance Subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our Insurance Subsidiaries’ insureds. During the year ended December 31, 2016, we had ceded premium written of $45.0 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.
Our Insurance Subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.
Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2016, we had an aggregate of $43.2 million of reinsurance recoverables, of which $36.3 million were unsecured. In addition, our reinsurance agreements are subject to specified limits, and we would not have reinsurance coverage to the extent that those limits are exceeded.
Effective immediately after the close of the Gateway transaction, we entered into a reinsurance agreement with a third party reinsurer, that covers all in-force premium and claims reserves for Gateway’s workers’ compensation program. Along with the reserves, any go-forward premium written for the workers’ compensation program will be ceded in its entirety to this third party reinsurer under the terms of this reinsurance agreement. While Gateway will remain liable to its insureds, we expect to have no net exposure to any claims related to this workers’ compensation business subsequent to the effective date of the acquisition, provided the reinsurer continues to make payments to us and otherwise complies with the terms of this reinsurance agreement, although no assurances thereof can be given.
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
Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our claims exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated claims and claims adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The occurrence of severe catastrophic events may have a material adverse effect on our financial results and financial condition.
Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business, most property and casualty insurance contains some exposure to catastrophic claims. We have only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our claims from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller claims in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our ability to write new business. These claims could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry claims from catastrophic events in recent years, and we expect that those factors will increase the severity of catastrophe claims in the future. It is also possible that catastrophic claims could have an impact on our investment portfolio.
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
Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our Insurance Subsidiaries. As a result, our only sources of income are dividends and other distributions from our Insurance Subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to them in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our Insurance Subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In the states of domicile of our Insurance Subsidiaries, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Prior to entering into any loan or certain other agreements between one or more of our Insurance Subsidiaries and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator, and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our Insurance Subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our Insurance Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.
Our Insurance Subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements may subject us to regulatory action.
Atlas' Insurance Subsidiaries are subject to minimum capital and surplus requirements imposed under laws of the states in which the companies are domiciled as well as in the states where we conduct business. Any failure by one of our Insurance Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Subsidiaries, which we may not be able to do.

We are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may reduce our profitability.
Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claims handling expenses and the unfunded amount of “covered” claims and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy's limit, the applicable guaranty fund covered claims obligation cap, or 100% of statutorily defined workers' compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including mandatory (a/k/a “involuntary”) insurance pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds, and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.
Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.
We depend on income from our securities portfolio for a substantial portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of investment grade fixed income securities. Despite the Company’s best efforts, we cannot predict which industry sectors or specific investments in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments. In addition, certain of our investments, including our investments in limited partnerships owning income producing properties, are illiquid and difficult to value.
Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including liquidity in such markets, the level and volatility of interest rates and, consequently, the value of fixed maturity securities. U.S. and global markets have experienced periods of volatility since mid-2007. Initiatives taken by the U.S. and foreign governments have helped to stabilize the financial markets and restore liquidity to the banking system and credit markets. In addition, markets in the United States and around the world experienced volatility in 2011 due, in part, to sovereign debt downgrades.  If market conditions were to deteriorate, our investment portfolio could be adversely affected.
Difficult conditions in the economy generally may materially and adversely affect our business, results of operations and statement of financial position, and these conditions may not improve in the near future.
Current market conditions and the potential for instability in the global financial markets present additional risks and uncertainties for our business. In particular, deterioration in the public debt markets could lead to additional investment losses and an erosion of capital as a result of a reduction in the fair value of investment securities.
Since 2007, the market has experienced the severe downturn associated with mortgage backed securities, and the follow-on impact to the broader financial sector. This environment created significant unrealized losses in our securities portfolio at certain stages in 2009. Since then, there have been periods of uncertainty for many reasons, including concerns about the credit-worthiness of countries within the European Union, uncertainty about the strength of the Chinese economy, the United Kingdom European Union membership referendum (the "Brexit vote") and the recent rapid rise in U.S. Treasury yields.
Risks from these events, or other currently unknown events could lead to worsening economic conditions, widening of credit spreads or bankruptcies which could negatively impact the financial position of the company.

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
We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary voting common shares. As a result, capital appreciation in the price of our ordinary voting common shares, if any, will be the only source of gain on an investment in our ordinary voting common shares. We have never declared or paid cash dividends on our common stock since Atlas' inception in 2010. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the insurance laws and regulations governing our Insurance Subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to Atlas, which may limit Atlas' ability to pay dividends to its common shareholders.
Unlike the holders of our ordinary voting common shares, holders of our preferred shares are entitled to dividends on a cumulative basis whether or not declared by our board of directors, at a rate of $0.045 per preferred share per year, which must be paid or declared and set apart before any dividend may be paid on our ordinary voting common shares. We paid $409,000 of preferred dividends during 2016 on the preferred shares held by the former owner of Gateway. All of the preferred shares held by the former owner of Gateway were repurchased on September 30, 2016, and therefore, no additional dividends will accrue on those preferred shares. During the fourth quarter of 2016, Atlas canceled the 4,000,000 preferred shares held by the former owner of Anchor. The cumulative amount of accrued and unpaid dividends to the former owner of Anchor was $333,000 as of December 31, 2016. As of December 31, 2016, the paid claims development on Global Liberty's pre-acquisition claims reserves was in excess of $4,000,000, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor. As of December 31, 2016, there were no preferred shares outstanding. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for period of five years from the date of acquisition.

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
As a holding company that owns insurance companies domiciled in the United States, we and our Insurance Subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters including but not limited to:

•	rate setting;

•	RBC ratio and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway's run-off and American Country's transportation workers' compensation business;

•	underwriting requirements related to Global Liberty's run-off property insurance program;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.
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

As a result of our administration of Gateway's run-off and American Country's transportation workers' compensation business, we are required to comply with state and federal laws governing the collection, transmission, security and privacy of health information that result in significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties. These laws and rules are subject to administrative interpretation and many are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act of 2002. The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various state laws and regulations addressing privacy issues, require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. Given the complexity of these privacy regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to maintain compliance with the privacy requirements of state and federal law is uncertain and the costs of compliance are significant.
Most states have adopted either statutes or regulations or have issued bulletins or informal rules that regulate the anticipated withdrawal of a product, line or sub-line of insurance business from the insurance marketplace in their state. While what constitutes a “withdrawal” or its equivalent under each state's statutory or regulatory scheme varies, our Insurance Subsidiaries can be subjected to regulatory requirements in connection with any withdrawal, including, but not limited to, making notice and/or plan filings with the applicable insurance regulator in certain states and possibly requiring the prior approval of the applicable state regulator. A failure by our Insurance Subsidiaries to comply with and satisfy these regulatory requirements in connection with any withdrawals could lead to regulatory fines, cause a distraction for management requiring us to continue to administer withdrawn business for longer than anticipated and could result in our Insurance Subsidiaries continuing to write undesirable business, which could have an adverse impact on our reserves, results of operations and financial condition.
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
As insurance industry practices and regulatory, judicial and industry conditions change, unexpected and unintended issues related to pricing, claims, coverage and business practices may emerge. Plaintiffs often target P&C insurers in purported class action litigation relating to claims handling and insurance sales practices. The resolution and implications of new underwriting, claims and coverage issues could have a negative effect on our business by extending coverage beyond our underwriting intent, increasing the size of claims or otherwise requiring us to change our practices. The effects of unforeseen emerging claims and coverage issues could negatively impact revenues, results of operations and reputation. Current and future court decisions and legislative activity may increase our exposure to these or other types of claims. Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. An unfavorable result with respect to even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

We have been and may be subject to governmental or administrative investigations and proceedings. Our Insurance Subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI in the past. As of this document’s filing date, KAI’s ownership is below 10%, and they are no longer considered an ultimate controlling party from a statutory perspective.  We remain subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states, including Connecticut and Texas.  Texas accounted for 3.9%, 5.0% and 6.0% of our net premiums earned for the   years ended December 31, 2016, 2015, and 2014, respectively. Prior to Atlas' acquisition of American Country, the Connecticut insurance commissioner issued an order prohibiting American Country from writing new policies, limiting it to only renewing existing policies in that state.  Currently, Global Liberty is our only insurance subsidiary that can write any business in Connecticut, but we may seek approval for our other Insurance Subsidiaries to write business in this state at some point in the future.  In 2009, the Texas Department of Insurance indicated to American Country and American Service that it was considering revoking their certificates of authority to write insurance business in Texas.  Following discussions with management of the subsidiaries’ former owner, KFSI, these Insurance Subsidiaries were allowed to retain their licenses, in part, in anticipation of a planned spin-off of the Insurance Subsidiaries outside of KFSI and subject to their maintenance of a statutory deposit in Texas.  If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state.  Any such limitation or prohibition could have a material adverse effect on our results of operations and financial conditions and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our Insurance Subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.
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
Failure to maintain the security of personal data and the availability of critical systems may result in lost business, reputational damage, legal costs and regulatory fines.
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
Some jurisdictions generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of P&C insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in that market.
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
The integration and management of acquired books of business, acquired businesses and other growth initiatives involve numerous risks that could adversely affect our profitability, and are contingent on many factors, including:

•	expanding our financial, operational and management information systems;

•	managing our relationships with independent agents, brokers, and legacy program managers, including maintaining adequate controls;

•	expanding our executive management and the infrastructure required to effectively control our growth;

•	maintaining ratings of our Insurance Subsidiaries;

•	increasing the statutory capital of our Insurance Subsidiaries to support growth in written premiums;

•	accurately setting claims provisions for new business where historical underwriting experience may not be available;

•	obtaining regulatory approval for appropriate premium rates where applicable; and

•	obtaining the required regulatory approvals to offer additional insurance products or to expand into additional states or other jurisdictions.
Our failure to grow our earned premiums or to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Engaging in acquisitions involves risks, and if we are unable to effectively manage these risks, our business may be materially harmed.
Acquisitions of similar insurance providers, such as Gateway and Global Liberty, are expected to be a material component of our growth strategy, subject to availability of suitable opportunities and market conditions. From time to time, we may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition, our share price may fall depending on numerous factors, including, but not limited to, the intended target, the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per share. Acquisitions entail numerous risks, including the following:

•	difficulties in the integration of the acquired business;

•	assumption of unknown material liabilities, including deficient provisions for unpaid claims and claims adjustment expenses;

•	diversion of management’s attention from other business concerns;

•	failure to achieve financial or operating objectives; and

•	potential loss of policyholders or key employees of acquired companies.
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
Our Memorandum of Association, Articles of Association and Code of Regulations and the corporate laws and the insurance laws of various states contain provisions that could impede an attempt to replace or remove management or directors or prevent the sale of the Insurance Subsidiaries that shareholders might consider to be in their best interests. These provisions include, among others:

•	requiring a vote of holders of 5% of the ordinary voting common shares to call a special meeting of shareholders;

•	requiring a two-thirds vote to amend the Articles of Association;

•	requiring the affirmative vote of a majority of the voting power of shares represented at a special meeting of shareholders; and

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
The commercial automobile insurance business is highly competitive, and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we have. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interest to compete solely on price, and we may from time to time experience a loss of market share during periods of intense price competition. Our business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect our ability to attract and retain profitable business. Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include, but are not limited to, vehicle make, model and year; driver age; territory; years licensed; claims history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. We believe our pricing model will generate future underwriting profits, however past performance is not a perfect indicator of future driver performance.
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
On September 22, 2016, A.M. Best affirmed the current financial strength ratings of "B" "Stable" for American Country, American Service and Gateway and "B+" "Negative" for Global Liberty. There is a risk that A.M. Best will not maintain these ratings in the future. If the Insurance Subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer, and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.
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
Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended ("IRC"), the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat our company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If our company was not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both our company and the recipients and holders of stock in our company, including that dividend distributions from our Insurance Subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards ("NOLs") that could have otherwise been utilized.

Our use of losses may be subject to limitations, and the tax liability of our company may be increased.
Our ability to utilize the NOLs is subject to the rules of Section 382 of the IRC. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent (5%) or more of our common stock or are otherwise treated as five percent (5%) stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.
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
Following this triggering event, the Company estimates that it will retain total tax effected federal NOLs of approximately $14.5 million as of December 31, 2016. Book value per common share was unaffected by this event, as the amount of lost net deferred tax assets were offset by a corresponding decrease in the valuation allowance that was already held against the majority of these assets.
Atlas has the following total NOLs as of December 31, 2016:
Net Operating Loss Carryforward by Expiry ($ in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,235
2015	2035	1
Total		$41,529
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 150 Northwest Point Boulevard, Elk Grove Village, Illinois 60007, USA. The facility consists of one office building totaling 176,844 net rentable square feet of office space on 7.2 acres. We are leasing approximately 30,600 square feet through November 2017 at $66,000 per month and an additional 2,500 square feet through May 2017 at $4,000 per month with a month to month extension option. Atlas purchased a building in the fourth quarter of 2016 to serve as the new corporate headquarters. This building is located at 953 American Lane, Schaumburg, Illinois 60173, USA and is three stories with approximately 110,000 square feet. An unaffiliated tenant currently leases one floor of the building. Atlas plans to move to the new location once the necessary renovations are completed in the late second or early third quarter of 2017. We believe that the new facility will be sufficient space to support the growth and expansion of our business.
We are leasing three additional office spaces.  The St. Louis, Missouri lease is 4,375 square feet of office space and effective through June 2021.  We currently pay a monthly rent equal to approximately $10,000. The Manhattan, New York lease is 1,796 square feet of office space and effective through February 2018. We currently pay a monthly rent equal to approximately $6,000. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through February 2022. We currently pay a monthly rent equal to approximately $60,000.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 1, 2017, there were approximately 1,790 shareholders of record of our ordinary voting common shares and one shareholder of record of our restricted voting common shares (all of which convert to ordinary voting common shares upon the sale of such shares by the sole shareholder, KAI, or its subsidiaries). Our ordinary voting common shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture ("TSXV") under the same symbol beginning January 6, 2011. On June 5, 2013, the Company delisted from the TSXV. As of March 10, 2017, there were 11,902,512 ordinary voting common shares and 128,191 restricted voting common shares outstanding.
Set forth below are the high and low closing prices of the ordinary voting common shares during 2016 and 2015:

Summary of Share Prices
	High	Low
2016
Fourth Quarter	$18.05	$15.30
Third Quarter	$17.69	$15.54
Second Quarter	$18.39	$16.67
First Quarter	$19.21	$16.70
2015
Fourth Quarter	$20.97	$18.22
Third Quarter	$19.83	$16.00
Second Quarter	$20.31	$17.79
First Quarter	$18.10	$15.87
During 2016, we repurchased 2,538,560 of preferred shares from the former owner of Gateway and paid all accrued dividends on these shares prior to the repurchase date. On December 31, 2016, we canceled 4,000,000 of preferred shares from the former owner of Anchor pursuant to the terms of the Anchor stock purchase agreement as described in Note 3, 'Acquisitions,' to the Consolidated Financial Statements. The cumulative amount of accrued and unpaid dividends as of December 31, 2016 was $333,000. As of December 31, 2016, the paid claims development on Global Liberty's pre-acquisition reserves was in excess of $4,000,000, and as a result, dividends will no longer accrue to the former owner of Anchor. As of December 31, 2016, there were no preferred shares outstanding. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for period of five years from the date of acquisition.
Due to insurance regulations there are restrictions on our Insurance Subsidiaries that currently materially limit the Company's ability to pay dividends. We did not pay any dividends to our common shareholders during 2015, 2016 or to date in 2017, and we have no current plans to pay dividends to our common shareholders.
During 2016, KAI sold 4,672 restricted voting common shares that converted to ordinary voting common shares.
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary voting common shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor.

Performance Graph
The following stock performance graph shows a comparison of cumulative total shareholder return of Atlas' ordinary voting common shares for the period beginning with the first day Atlas traded on the NASDAQ exchange, with the cumulative total return of the Russell 2000 Index and the SNL U.S. Insurance P&C Index. The graph assumes a $100 investment on February 12, 2013, the first day Atlas traded on the NASDAQ exchange, in Atlas common stock and for each index listed, and all dividends are assumed to be reinvested.

Company/Index	2/12/13	6/30/13	12/31/13	6/30/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16
Atlas Financial Holdings	100.00	150.42	247.39	254.79	274.29	333.28	334.45	289.41	303.36
Russel 2000 Index	100.00	107.17	128.42	132.51	134.70	141.11	128.76	131.61	156.19
SNL U.S. Insurance P&C Index	100.00	108.38	120.14	124.16	137.98	136.58	142.74	149.81	168.46

Equity Compensation Plan Information
The following table provides information regarding the number of shares of ordinary voting common shares to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a) [2]	Weighted average exercise price of outstanding options, warrants and rights (b) [3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [4]
Equity compensation plans approved by security holders [1]	562,728	*	626,782
1 The Company has no equity compensation plans that were not approved by its security holders.
2 Summation of 562,728 shares outstanding under the January 18, 2011, January 11, 2013, March 6, 2014 and the March 12, 2015 equity compensation plans
3 Average price not computed due to currency differences
4 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary voting common shares)
Purchases of Equity Securities
No unregistered securities were sold during the three month period ended December 31, 2016. No repurchases of equity securities were made during the three month period ended December 31, 2016.

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

	2016	2015	2014	2013	2012
	($ in '000s, except for share and per share data)

Net premiums earned	$171,058	$152,064	$98,124	$71,344	$38,709
Total revenue	177,579	156,851	101,618	74,027	42,791
Net income attributable to common shareholders	2,365	14,154	17,608	7,361	2,356
Earnings per common share basic	$0.20	$1.18	$1.61	$0.92	$0.38
Earnings per common share diluted	$0.19	$1.13	$1.56	$0.74	$0.38
Combined ratio	102.9%	88.2%	91.4%	94.2%	102.4%

Cash and invested assets	$224,779	$233,304	$179,994	$139,888	$120,824
Total assets	423,577	411,292	283,911	219,278	163,067
Notes payable	19,187	17,219	—	—	—
Total liabilities	296,235	281,670	174,512	155,580	103,203
Total shareholders' equity	127,342	129,622	109,399	63,698	59,864
Common shares	12,023,295	12,015,888	11,771,586	9,424,734	6,144,392
Book value per participative share outstanding	$10.54	$10.15	$9.08	$6.54	$6.55
For 2015 and 2014, we reclassified our presentation for costs related to acquisition and stock purchase agreements from non-operating expenses to other underwriting expenses. The reclassification increased the combined ratio by 1.2% and 0.7% for the years ended December 31, 2015 and 2014, respectively.
For 2015, total assets, notes payable and total liabilities were restated according to the adoption of Accounting Standards Update 2015-03. See Note 20, 'Change in Accounting Principle,' to the Consolidated Financial Statements for further discussion of the impact.
For 2013, we reclassified our presentation for interest expense from other underwriting expenses to non-operating expenses. The reclassification reduced the combined ratio by 0.2% for the year ended December 31, 2013.
These results include the acquisitions of Gateway on January 2, 2013 and Anchor on March 11, 2015, which will affect the comparability of the data. See Note 3, 'Acquisitions,' to the Consolidated Financial Statements for further discussion of the impact of these acquisitions.
Common shares for 2012 have been restated for the one-for-three stock split on January 29, 2013, and per share data has been restated to reflect the common share restatement.

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
Forward-looking statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Risk Factors.”
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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our Insurance Subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty ("P&C") insurance in 49 states and the District of Columbia in the United States. The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 42 states and the District of Columbia during 2016. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Over the past six years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the Insurance Subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Commercial Automobile
Our primary target market is made up of small to mid-size taxi, limousine, other livery (including certain "TNC" drivers/operators) and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day to day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment which over the long term has been historically profitable. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2015 the total market for commercial automobile liability insurance was approximately $31.3 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
We believe that there is a positive correlation between the economy and commercial automobile insurance in general. Operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions, which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle. The significant expansion of transportation network companies ("TNC") has resulted in a reduction in taxi vehicles available to insure; however, we believe that the aforementioned factor relating to medallion values has mitigated the overall decline. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during this period.
Surety
Our surety program primarily consists of U.S. Customs bonds (currently in run off). We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claims handling for the surety bonds written. This non-core program is 100% reinsured to an unrelated third party. For 2016, all policies were not renewed.
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
Atlas' workers' compensation related to taxi and other liability are ancillary products that are offered only to insureds who purchase our commercial automobile insurance products.
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

II. APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

◦	Fair value of financial assets;

◦	Impairment of financial assets;

◦	Deferred policy acquisition costs;

◦	Claims liabilities;

◦	Valuation of deferred tax assets;

◦	Business combination; and

◦	Reinsurance.
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see Note 1, 'Nature of Operations,' to the Consolidated Financial Statements.
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating fair value:
Fair values for bonds and equity securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services. Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted prices in active markets (Level 1), third party pricing models using available trade, bid and market information (Level 2) and internal models without observable market information (Level 3). The Company recognizes transfers between levels of the fair value hierarchy at the end of the period in which events occur impacting the availability of inputs to the fair value methodology. Typically, transfers from Level 2 to Level 3 occur due to collateral performance.
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2016, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than-temporary impairment ("OTTI") occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of income and comprehensive income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of income and comprehensive income to the extent that the fair value is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in accumulated other comprehensive income (losses), net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts' reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a charge to earnings. Refer to Note 5, 'Investments' to the Consolidated Financial Statements for further discussion of the other-than-temporary impairment on equity securities.
Deferred policy acquisition costs ("DPAC") - Atlas defers brokers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. The other underwriting and marketing costs include a percentage of salary and related expense, payroll taxes and travel of our marketing and underwriting employees. The percentage is derived from an annual persistency rate study using policy and vehicle counts to compute a hit ratio. The deferred costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.

Claims liabilities - The provision for unpaid claims and claims adjustment expenses represent the estimated liabilities for reported claims, plus those incurred but not yet reported and the related estimated claims adjustment expenses. Unpaid claims expenses are determined using case-basis evaluations and statistical analyses, including insurance industry claims data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claims and claims adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.
Atlas considers the impact of inflation when establishing adequate rates and estimating the provision for unpaid claims and claims adjustment expenses. We establish reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we write. Inflation has a larger impact the longer the time between the issuance of the policy and the final settlement of claims. Greater than expected claims costs above the established reserves will require an increase in claims reserves and reduce the earnings in the period the deficiency was established. We consider the impact of inflation on these reserves to establish policy rates that maintain adequate underwriting income.
Valuation of deferred tax assets - Deferred taxes are recognized using the asset and liability method of accounting. Under this method the future tax consequences attributable to temporary differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items are recognized in the financial statements by recording deferred tax assets ("DTAs") or deferred tax liabilities ("DTLs").
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
As of December 31, 2016, there was no valuation allowance recorded against the Company's DTA.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.
The valuations are finalized within twelve months of the close of the acquisition. The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the financial statements and presented separately on the income statement in the reporting period in which the adjustment amounts are determined.
Reinsurance - As part of Atlas' insurance risk management policies, portions of its insurance risk is ceded to reinsurers. Reinsurance premiums and claims adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and claims and claims adjustment expenses ceded to other companies have been reported as a reduction of premium revenue and incurred claims. Commissions paid to Atlas by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverables are recorded for that portion of paid and unpaid claims and claims adjustment expenses that are ceded to other companies. Prepaid reinsurance premiums are recorded for unearned premiums that have been ceded to other companies.

III. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
2016 Full Year Financial Performance Summary (comparisons to 2015 unless otherwise noted):

•	Gross premium written increased by 7.6% to $225.1 million, which included an increase of 7.7% in our core commercial auto business

•	In-force premium as of December 31, 2016 was $224.6 million, compared to $210.6 million as of December 31, 2015

•	The combined ratio increased by 14.7 percentage points to 102.9%, primarily as a result of a 19.1% impact from previously announced claims reserve strengthening related to prior accident years

•	There was an underwriting loss of $5.0 million, compared to underwriting income of $18.0 million, primarily due to $32.6 million of claims reserve strengthening related to prior accident years

•	Net income was $2.6 million, or $0.19 per common share diluted, compared to $14.4 million, or $1.13 per common share diluted, representing a decrease of 83.2% or $0.94.

•	Book value per common share as of December 31, 2016 was $10.54, compared to $10.15 as of December 31, 2015

•	Return on equity was 2.1% as compared to 12.1%

The following financial data is derived from Atlas’ consolidated financial statements for the years ended December 31, 2016, December 31, 2015, and December 31, 2014. Ratios are calculated as a percentage of net premium earned.
Selected Financial Information ($ in '000s, except for per share data)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Gross premium written	$225,095	$209,286	$122,432
Net premium earned	171,058	152,064	98,124
Net claims incurred	134,746	89,994	61,078
Underwriting expense:
Acquisition costs	18,803	18,592	14,048
Share-based compensation	1,552	1,613	1,470
Expenses (recovered) incurred related to acquisitions and stock purchase agreements[1]	(6,297)	1,941	694
Other underwriting expenses[2]	27,237	21,971	12,393
Total underwriting expenses	41,295	44,117	28,605
Underwriting (loss) income	(4,983)	17,953	8,441
Net investment income	4,824	3,976	3,110
(Loss) income from operating activities, before tax	(159)	21,929	11,551
Interest expense[2]	(1,026)	(694)	—
Realized gains and other income	1,697	811	384
Net income before tax	512	22,046	11,935
Tax benefit from release of valuation allowance	—	—	(9,446)
Income tax (benefit) expense	(2,134)	7,616	3,679
Net income	$2,646	$14,430	$17,702

Key Financial Ratios:
Loss ratio	78.8%	59.2%	62.3%
Underwriting expense ratio:
Acquisition cost ratio	11.0%	12.2%	14.3%
Share-based compensation ratio	0.9%	1.1%	1.5%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements ratio[1]	(3.7)%	1.3%	0.7%
Other underwriting expense ratio	15.9%	14.4%	12.6%
Total underwriting expense ratio[1]	24.1%	29.0%	29.1%
Combined ratio[1]	102.9%	88.2%	91.4%
Earnings per common share diluted	$0.19	$1.13	$1.56
Book value per common share	$10.54	$10.15	$9.08
Return on equity	2.1%	12.1%	20.5%
1 - For 2015 and 2014, we reclassified our presentation for costs related to acquisition and stock purchase agreements from non-operating expenses to other underwriting expenses. The reclassification increased the total underwriting expense ratio and the combined ratio by 1.3% and 0.7% for the years ended December 31, 2015 and 2014, respectively. The reclassification increased total underwriting expenses and decreased underwriting income and income from operating activities, before tax by $1.9 million and $694,000 for the years ended December 31, 2015 and 2014, respectively.
2 - For 2015, we restated our presentation for amortization of loan costs from other underwriting expense to interest expense in accordance with the Company's adoption of Accounting Standards Update 2015-03. As a result, other underwriting expense and total underwriting expense decreased and income from operating activities, before tax and interest expense increased by $56,000. This restatement had a negligible impact on the other underwriting expense ratio, the total underwriting expense ratio and the combined ratio for the year ended December 31, 2015.

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
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the claims experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated claims we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period.
Acquisition costs consist principally of brokerage and agent commissions and, to a lesser extent, premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses. We believe that because a portion of our personnel expenses are relatively fixed in nature, increased writings may improve our operating scale and may lead to reduced operating expense ratios.

Year ended December 31, 2016 compared to year ended December 31, 2015:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross Premium Written by Line of Business ($ in '000s)

Year Ended December 31,	2016	2015	% Change
Commercial automobile	$223,801	$207,767	7.7%
Surety	(2)	177	(101.1)%
Other	1,296	1,342	(3.4)%
Total	$225,095	$209,286	7.6%
For the year ended December 31, 2016, gross premium written was $225.1 million compared to $209.3 million for the year ended December 31, 2015, representing a 7.6% increase. This increase primarily resulted from growth in livery/limousine and para-transit gross premiums written of approximately $41.1 million offset by a $25.6 million decrease in taxi gross premiums written. The growth in livery/limousine and para-transit gross premiums written resulted from having a full year's worth of Global Liberty premium for 2016 as compared to the 9-1/2 months we had in 2015, coupled with market share growth in those products. The decrease in taxi business included overall reduction in available vehicles to insure, a $4.3 million excess taxi account and a few larger fleet accounts that were not renewed during 2016 due to our disciplined underwriting practice.

For the year ended December 31, 2016, gross premium written from commercial automobile was $223.8 million, representing a 7.7% increase relative to the year ended December 31, 2015. This increase is attributable to Atlas' continued geographic expansion as a positive response from both new and existing agents and insureds to Atlas' value proposition. We wrote $75.8 million and $86.8 million of new gross premium written business for the years ended December 31, 2016 and 2015, respectively. Of these amounts, Global Liberty, our most recent acquisition, contributed $19.3 million and $20.6 million in new premiums written for the years ended December 31, 2016 and 2015, respectively. With respect to our traditional commercial automobile, which excludes excess taxi, gross premium written was $215.7 million, an increase of 10.4% versus the year ended December 31, 2015. As a percentage of the Insurance Subsidiaries’ overall book of business, commercial auto gross premium written represented 99.4% of gross, and 99.9% of net, premium written for the year ended December 31, 2016 compared to 99.3% and 99.4%, respectively, during the year ended December 31, 2015.
In-force premium was $224.6 million and $210.6 million as of December 31, 2016 and December 31, 2015, respectively. The Company's gross unearned premium reserve was $113.2 million and $108.2 million as of December 31, 2016 and December 31, 2015, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2015 primarily resulted from growth in the states of California, Nevada, New Jersey, New York and Washington offset by a reduction in business in the state of Michigan.
Geographic Concentration
Gross Premium Written by State ($ in '000s)

Year Ended December 31,	2016		2015
New York	$69,737	31.0%	$61,331	29.3%
California	29,784	13.2%	24,592	11.8%
Illinois	12,398	5.5%	11,741	5.6%
Louisiana	10,337	4.6%	11,884	5.7%
Minnesota	9,542	4.3%	11,178	5.3%
Michigan	9,002	4.0%	12,178	5.8%
Nevada	7,966	3.5%	4,536	2.2%
Virginia	7,940	3.5%	7,134	3.4%
Texas	7,881	3.5%	9,462	4.5%
Ohio	5,942	2.6%	6,124	2.9%
Other	54,566	24.3%	49,126	23.5%
Total	$225,095	100.0%	$209,286	100.0%
As illustrated by the table above, 31.0% of Atlas’ gross premium written year ended December 31, 2016 came from New York and 58.6% came from the five states currently producing the most premium volume, as compared to 58.2% for the year ended December 31, 2015. Global Liberty experienced the highest gross premium written growth among the Insurance Subsidiaries for the year ended December 31, 2016 in these top five states due to having a full year's worth of premium in 2016.
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
For 2015, Global Liberty had a 20% quota share reinsurance agreement with SCOR Reinsurance Company ("SCOR Re"). In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business ("Global Quota Share").
Ceded premium written increased 13.7% to $45.0 million for the year ended December 31, 2016 compared with $39.6 million for the year ended December 31, 2015 primarily due to Atlas' participation in the Quota Share and Global Quota Share, product mix and overall gross premium growth. As our limousine and para-transit business grows, we expect ceded premium written to increase because, under the current market conditions, the reinsurance costs are more expensive for these products. Excluding the Quota Share and Global Quota Share, ceded premiums written were $13.4 million and $10.5 million for the years ended December 31, 2016 and 2015, respectively.

Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in-force reinsurance treaties. Net premium written increased 6.1% to $180.1 million for the year ended December 31, 2016 compared with $169.7 million for the year ended December 31, 2015. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned increased by $19.0 million to $171.1 million for the year ended December 31, 2016, a 12.5% increase compared with $152.1 million for the year ended December 31, 2015. The increase in net premiums earned is attributable to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above. Global Liberty accounted for $11.0 million of this increase. The remaining increase in net earned premiums resulted from organic growth primarily in the states of California, Minnesota, Nevada, New York and Virginia.
Based on a ongoing analysis of the niche markets on which we focus, we believe that the total number of rides, and accordingly vehicle count, in these niche markets continues to grow.  In 2016 we saw a decline in our taxi business as some passengers and drivers migrated to a transportation network market.  However, this was generally offset by corresponding growth in our limousine and livery business.  Growth in vehicle count in our limousine and livery business is positively influenced by passengers and drivers increasingly participating in the transportation network market and we anticipate that it may outpace reductions in taxi business over time.  Growth in our para-transit business is correlated with demographic trends in the U.S.  We believe that our Insurance Subsidiaries can continue to grow these specialty products to within a market share of 20% without having a disproportionate share of the market.  Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin still exists. These projections are subject to change should the competitive environment reverse from current trends.
Net Claims Incurred
The loss ratio relating to the net claims incurred for the year ended December 31, 2016 was 78.8% compared to 59.2% for the year ended December 31, 2015. The loss ratio increase was primarily the result of the Company's re-estimation of its unpaid claims liabilities on prior accident years, creating a 19.6% increase in loss ratio for the year ended December 31, 2016. Atlas experienced $32.6 million in unfavorable prior accident year development for the year ended December 31, 2016. The unfavorable development is primarily from our core commercial automobile liability line. Excluding pre-acquisition Global Liberty claims reserve development, the development of our core lines on prior accident years was $23.2 million for the year ended December 31, 2016. Michigan commercial automobile claims accounted for approximately 62.5% of this development.
As a percentage of the Company’s policy count, business written in the state of Michigan was reduced significantly on a year-over-year basis beginning in 2013 as a result of relative underperformance. In 2012, Michigan business represented 18.5% of total policy count; in the past year, policies in that state represented 4.5% of the total. Despite the reduction in relative exposure, losses paid in connection with Michigan claims have been disproportionate, representing 21% of all loss amounts paid in 2016 for commercial auto liability claims. Claims paid under $25,000 represented 43% of the total paid in the state with average severity in this cohort increasing 24% on a year over year basis in 2016. In particular, average severity for personal injury protection (“PIP”) coverage, which is mandatory in Michigan, paid in 2016 increased by 115% as compared to 2015, litigated PIP claim settlements increased by 25% year over year and PIP claims closing without payment decreased from 50% to 32%. Severity trends for large claims were more stable. In total, based on claim payment made through year-end 2016, Michigan claims for policy years 2010 through 2015 exceeded the amount that would have been proportionate by approximately $23 million.
Atlas will only write its products in states where it believes the Company can generate an above average underwriting profit. Having taken actions to eliminate this exposure, the Company anticipates business in Michigan to be less than 1% of Atlas’ in-force business by the end of 2017.
As a specialist, Atlas puts a priority on addressing changes in our market in a nimble way. To this end, in recent years Atlas enhanced and initiated numerous underwriting and claim related processes designed to leverage our expertise in the specialty light commercial auto sector, including the elevated use of predictive analytics. We have proactively compressed settlement time, particularly with respect to larger claims, providing earlier visibility into potentially changing claim trends. It is important to acknowledge our entire claims team’s excellent work, including our Michigan adjusters who are diligently addressing the challenges in that market. Observations from the year-end 2016 reserve analysis that led to the conclusion that reserve strengthening for older years appears appropriate also confirm our belief that the changes made in our claim process may yield an overall better result in our ultimate loss costs going forward. The Company is committed to learn from the factors surrounding our reserve strengthening to ensure we can react to changes in our industry and niche as quickly as possible in the future.

Pre-acquisition Global Liberty claims reserve development was $7.9 million for the year ended December 31, 2016. The remaining unfavorable prior year development of $1.5 million for the year ended December 31, 2016 is attributable to assigned risk pools and run-off non-core business.
We expect the loss ratio for our excess taxi program to remain within the range of 45% to 50% of net earned premiums. We believe that our extensive experience and expertise with respect to underwriting and claims management in all our commercial lines will allow us to maintain or improve loss ratios going forward. The Company is committed to retain this claims handling expertise as a core competency as the volume of business increases.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share and Global Quota Share. Acquisition costs were $18.8 million for the year ended December 31, 2016, or 11.0% of net premium earned, as compared to 12.2% for the year ended December 31, 2015. The decrease in the ratio is primarily due to the Quota Share's and Global Quota Share's ceding commissions. On a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition costs would have been 15.1% for the year ended December 31, 2016, as compared to 14.7% for the year ended December 31, 2015.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to acquisitions and stock purchase agreements) was 13.1% for the year ended December 31, 2016 compared to 16.8% for the year ended December 31, 2015. Expenses recovered pursuant to stock purchase agreements lowered the other underwriting expense ratio by 3.7% for the year ended December 31, 2016. Bad debt expense totaled $2.4 million for the year ended December 31, 2016 compared to $622,000 for the year ended December 31, 2015. The increase resulted from the re-estimation of the allowance and the reserving for specific premium receivable accounts past due. Bad debt expense increased the other underwriting expense ratio by 1.4% for the year ended December 31, 2016. Changes in our Quota Share reinsurance during 2016 had an impact on the reported other underwriting expense ratio when comparing year to year. On a pro-forma basis, without the effect of the Quota Share, the other underwriting expense ratio would have been 11.0% for the year ended December 31, 2016 compared to 14.9% for the year ended December 31, 2015. The growth of our core lines and our increasing operational scale has had a positive impact on this ratio.
Also, while the Quota Share and Global Quota Share provide a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the income statement. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.
Combined Ratio
Atlas' combined ratio for the year ended December 31, 2016 was 102.9%, compared to 88.2% for the year ended December 31, 2015.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio, and the underwriting expense ratio. The change in underwriting profitability is attributable to the factors described in the 'Net Premium Earned', ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’ sections above.

The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the years ended December 31, 2016 and 2015:

($ in '000s, percentages to net earned premiums)
Year Ended December 31,	2016		2015
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%
Net premiums earned	$204,228	100.0%	$170,737	100.0%
Net claims incurred[1]	151,873	74.4%	99,394	58.2%
Acquisition costs	30,827	15.1%	25,093	14.7%
Other insurance general and administrative expenses[2]	27,237	13.3%	21,971	12.9%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements[3]	(6,297)	(3.1)%	1,941	1.1%
Share-based compensation expense	1,552	0.8%	1,613	0.9%
Total underwriting (loss) profit and combined ratio	$(964)	100.5%	$20,725	87.8%

Net of Quota Share and Global Quota Share:
Net premiums earned	$171,058	100.0%	$152,064	100.0%
Net claims incurred	134,746	78.8%	89,994	59.2%
Acquisition costs	18,803	11.0%	18,592	12.2%
Other insurance general and administrative expenses[2]	27,237	15.9%	21,971	14.4%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements[3]	(6,297)	(3.7)%	1,941	1.3%
Share-based compensation expense	1,552	0.9%	1,613	1.1%
Total underwriting (loss) profit and combined ratio	$(4,983)	102.9%	$17,953	88.2%
1 - For 2016, net claims incurred, gross of the quota share, for the current accident year was $115.2 million with a combined ratio impact of 56.5%. For the prior accident years net claims incurred, gross of the quota share was $36.7 million with a combined ratio impact of 17.9%.
2 - For 2015, we restated our presentation for amortization of loan costs from other underwriting expense to interest expense in accordance with the Company's adoption of Accounting Standards Update 2015-03. The restatement decreased other insurance general and administrative expense and increased the total underwriting profit by $56,000. The restatement had a negligible impact on the other insurance general and administrative expense ratio and the combined ratio for the year ended December 31, 2015. For 2015, we combined our presentation of amortization of intangible assets and other insurance general and administrative expenses.
3 - For 2015, we reclassified our presentation for costs related to acquisition and stock purchase agreements from non-operating expenses to other underwriting expenses. The reclassification decreased both gross and net total underwriting profit by $1.9 million, increased the gross combined ratio by 1.1% and increased the net combined ratio by 1.3% for the year ended December 31, 2015.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, increased by 21.3% to $4.8 million for the year ended December 31, 2016, compared to $4.0 million for the year ended December 31, 2015. These amounts are primarily comprised of interest income. This increase was primarily due to the acquisition of Anchor and change in investment mix with higher yields. The gross yield on our fixed income securities was 2.2% for each of the years ended December 31, 2016 and 2015. The gross yield on our cash and cash equivalents was 0.1% for each of the years ended December 31, 2016 and 2015. For the year ended December 31, 2016, equity method investments and collateral loans generated investment income of $1.9 million, compared to investment income of $1.3 million for the year ended December 31, 2015. This increase is primarily due to interest income on our collateral loan investments.

Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from the sales of investments. Net realized investment gains for the year ended December 31, 2016 were $1.2 million compared to $455,000 for the year ended December 31, 2015. This increase resulted primarily from gains on the sale of state/political subdivision and corporate fixed income securities under favorable market conditions.
Other Income
Atlas recorded other income for the year ended December 31, 2016 of $467,000 compared to other income of $356,000 for the year ended December 31, 2015. The increase in other income resulted from rental income and the recovery of previously escheated funds.
Expenses Related to Acquisitions and Stock Purchase Agreements
Atlas recovered $6.3 million of expenses pursuant to the contingent adjustments of the Gateway and Anchor stock purchase agreements that included the redemption and cancellation of preferred shares for the year ended December 31, 2016. For the year ended December 31, 2015, Atlas recognized total expenses of $1.9 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $999,000 were incurred to effect the business combination and included legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $942,000 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement.
Income before Income Taxes
Atlas generated pre-tax income of $512,000 for the year ended December 31, 2016 compared to pre-tax income of $22.0 million for year ended December 31, 2015. The causes of these changes are attributed to the combined effects of the reasons cited in the 'Net Premium Earned', 'Net Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax (Benefit) Expense
Atlas recognized $2.1 million of tax benefit for the year ended December 31, 2016 and recognized $7.6 million of tax expense for the year ended December 31, 2015. The following table reconciles the U.S. statutory marginal income tax rate of 35.0% to the effective tax rate for the years ended December 31, 2016 and 2015:
Tax Rate Reconciliation ($ in '000s)

Year Ended December 31,	2016		2015
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$179	35.0%	$7,716	35.0%
Nondeductible expenses	24	4.7%	124	0.6%
Tax-exempt income	(39)	(7.6)%	(89)	(0.4)%
State tax (net of federal benefit)	28	5.5%	118	0.5%
Nondeductible acquisition accounting adjustment	(2,204)	(430.5)%	329	1.5%
Change in statutory tax rate	—	—%	(471)	(2.1)%
Other	(122)	(23.9)%	(111)	(0.6)%
Provision for income taxes for continuing operations	$(2,134)	(416.8)%	$7,616	34.5%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by IRC Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries that could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
Net Income and Earnings per Common Share
Atlas had net income of $2.6 million for the year ended December 31, 2016 compared to $14.4 million for the year ended December 31, 2015. After taking the impact of the liquidation preference of the preferred shares into consideration, the earnings per common share diluted for the year ended December 31, 2016 was $0.19 versus earnings per common share diluted of $1.13 for the year ended December 31, 2015.

The following chart illustrates Atlas' potential dilutive common shares for the years ended December 31, 2016 and 2015:

Year Ended December 31,	2016	2015
Basic weighted average common shares outstanding	12,045,519	11,975,579
Dilutive potential ordinary shares:
Dilutive stock options	177,364	186,656
Dilutive shares upon preferred share conversion	—	573,444
Diluted weighted average common shares outstanding	12,222,883	12,735,679
The effects of convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. For the year ended December 31, 2016, all exercisable stock options were deemed to be dilutive and all of the convertible preferred shares were deemed to be anti-dilutive. The potentially dilutive impact for the convertible preferred stock excluded from the calculation due to anti-dilution is 441,357 common shares for the year ended December 31, 2016. For the year ended December 31, 2015, all of the convertible preferred shares and all exercisable stock options were deemed to be dilutive.

Year ended December 31, 2015 compared to year ended December 31, 2014:
Gross Premium Written
The following table summarizes gross premium written by line of business.
Gross Premium Written by Line of Business ($ in '000s)

Year Ended December 31,	2015	2014	% Change
Commercial automobile	$207,767	$119,539	73.8%
Surety	177	2,959	(94.0)%
Other	1,342	(66)	(2133.3)%
Total	$209,286	$122,432	70.9%
For the year ended December 31, 2015, gross premium written was $209.3 million compared to $122.4 million for the year ended December 31, 2014, representing a 70.9% increase. Global Liberty accounted for $39.8 million or 45.6% of this increase of gross premium written. Total gross premium written related to the excess taxi program was $12.4 million and $13.0 million for the years ended December 31, 2015 and 2014, respectively, and is included in the "commercial automobile" line of business.
For the year ended December 31, 2015, gross premium written from commercial automobile was $207.8 million, representing a 73.8% increase relative to the year ended December 31, 2014. This substantial increase is primarily the result of the planned expansion of the commercial auto business. Excluding Global Liberty, we wrote $66.2 million and $44.8 million of new gross premium written business for the years ended December 31, 2015 and 2014, respectively. With respect to our traditional commercial automobile, which excludes excess taxi, gross premium written was $195.4 million, an increase of 83.4% versus the year ended December 31, 2014. As a percentage of the Insurance Subsidiaries’ overall book of business, commercial auto gross premium written represented 99.3% of gross, and 99.4% of net, premium written for the year ended December 31, 2015 compared to 97.6% and 99.6%, respectively, during the year ended December 31, 2014.
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
As illustrated by the table above, 29.3% of Atlas’ gross premium written for the year ended December 31, 2015 came from New York and 58.2% came from the five states currently producing the most premium volume, as compared to 55.8% for the year ended December 31, 2014. Our commitment to expanding geographically resulted in 29 states with more than $1 million in written premium in 2015 compared to 23 in 2014.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in-force reinsurance treaties. The percentage of premium ceded is driven by the business mix within our total premium base. From the period of April 1, 2014 to March 31, 2015, the Quota Share's cession rate was 5%. We increased this percentage to 15% effective April 1, 2015. As a result of the Quota Share, the acquisition of Global Liberty and overall gross premium growth, we saw our ceded premium written increase 259.7% to $39.6 million for the year ended December 31, 2015 compared with $11.0 million for the year ended December 31, 2014. Excluding the Quota Share and Global Quota Share, ceded premiums written were $10.5 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively.

Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in-force reinsurance treaties. Net premium written increased 52.3% to $169.7 million for the year ended December 31, 2015 compared with $111.4 million for the year ended December 31, 2014. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $152.1 million for the year ended December 31, 2015, a 55.0% increase compared with $98.1 million for the year ended December 31, 2014. The increase in net premiums earned is attributable to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Claims Incurred
The loss ratio relating to the net claims incurred for the year ended December 31, 2015 was 59.2% compared to 62.3% for the year ended December 31, 2014. The loss ratio improvement relative to the prior year was primarily the result of Atlas' core commercial auto program, creating a 1.2% decrease in loss ratio for the year ended December 31, 2015. Atlas experienced $166,000 in unfavorable prior year development for the year ended December 31, 2015. Unfavorable prior accident year development on non-core lines and assigned risk pools was $870,000 for the year ended December 31, 2015. This increase was offset by favorable prior accident year development of $475,000 and $230,000 on our core lines and pre-acquisition Global Liberty claims reserves, respectively. This favorable development on our core lines was attributable to our traditional taxi and excess taxi products.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share. Acquisition costs were $18.6 million for the year ended December 31, 2015, or 12.2% of net premium earned, as compared to 14.3% for the year ended December 31, 2014. On a pro-forma basis, without the effect of the Quota Share, the acquisition costs would have been 14.7% for the year ended December 31, 2015, as compared to 14.6% for the year ended December 31, 2014.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to acquisitions and stock purchase agreements) was 16.8% for the year ended December 31, 2015 compared to 14.8% for the year ended December 31, 2014. This increase in the ratio was primarily due the effects of the Quota Share. On a pro-forma basis, without the effect of the Quota Share, the other underwriting costs would have been 14.9% for the year ended December 31, 2015, as compared to 14.7% for the year ended December 31, 2014.
Combined Ratio
Atlas' combined ratio for the year ended December 31, 2015 was 88.2%, compared to 91.4% for the year ended December 31, 2014. The change in underwriting profitability is attributable to the factors described in the 'Net Premium Earned', ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’ sections above.

The table below indicates the impact of the Quota Share on various components of the combined ratio for the years ended December 31, 2015 and 2014:

($ in '000s, percentages to net earned premiums)
Year Ended December 31,	2015		2014
Gross of Quota Share:	Amount	%	Amount	%
Net premiums earned	$170,737	100.0%	$99,223	100.0%
Net claims incurred	99,394	58.2%	61,629	62.1%
Acquisition costs	25,093	14.7%	14,447	14.6%
Other insurance general and administrative expenses[1]	21,971	12.9%	12,393	12.5%
Expenses incurred related to acquisitions and stock purchase agreements[2]	1,941	1.1%	694	0.7%
Share-based compensation expense	1,613	0.9%	1,470	1.5%
Total underwriting profit and combined ratio	$20,725	87.8%	$8,590	91.4%

Net of Quota Share:
Net premiums earned	$152,064	100.0%	$98,124	100.0%
Net claims incurred	89,994	59.2%	61,078	62.3%
Acquisition costs	18,592	12.2%	14,048	14.3%
Other insurance general and administrative expenses[1]	21,971	14.4%	12,393	12.6%
Expenses incurred related to acquisitions and stock purchase agreements[2]	1,941	1.3%	694	0.7%
Share-based compensation expense	1,613	1.1%	1,470	1.5%
Total underwriting profit and combined ratio	$17,953	88.2%	$8,441	91.4%
1 - For 2015, we restated our presentation for amortization of loan costs from other underwriting expense to interest expense in accordance with the Company's adoption of Accounting Standards Update 2015-03. The restatement decreased other insurance general and administrative expense and increased the total underwriting profit by $56,000. The restatement had a negligible impact on the other insurance general and administrative expense ratio and the combined ratio for the year ended December 31, 2015. For 2015, we combined our presentation of amortization of intangible assets and other insurance general and administrative expenses.
2 - For 2015 and 2014, we reclassified our presentation for costs related to acquisition and stock purchase agreements from non-operating expenses to other underwriting expenses. The reclassification decreased both gross and net total underwriting profit by $1.9 million and $694,000, respectively, increased the gross combined ratio by 1.1% and 0.7%, respectively, and increased the net combined ratio by 1.3% and 0.7%, respectively, for the years ended December 31, 2015 and 2014.
Net Investment Income
Net investment income, net of investment expenses, increased by 27.8% to $4.0 million for the year ended December 31, 2015, compared to $3.1 million for the year ended December 31, 2014. These amounts are primarily comprised of interest income. This increase was primarily due to higher return on certain securities in our investment portfolio. The gross yield on our fixed income securities was 2.2% for each of the years ended December 31, 2015 and 2014.  The gross yield on our cash and cash equivalents was 0.1% for each of the years ended December 31, 2015 and 2014.  For the year ended December 31, 2015, equity method investments and collateral loans generated investment income of $1.3 million, compared to investment income of $693,000 for the year ended December 31, 2014. The increase resulted from favorable changes to the equity in investees.
Net Realized Investment Gains
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

Expenses Related to Acquisitions and Stock Purchase Agreements
For the year ended December 31, 2015, Atlas recognized total expenses of $1.9 million related to the acquisition of Anchor and pursuant to the contingent adjustments relative to the Gateway stock purchase agreement. The Anchor costs of $999,000 were incurred to effect the business combination and included legal fees, advisory services, accounting fees, and internal general and administrative costs. The Gateway expense of $942,000 related to the terms of the Gateway stock purchase agreement and the issuance of preferred shares pursuant to the terms of such agreement.
For the year ended year ended December 31, 2014, Atlas recognized $694,000 of expenses related to the acquisition of Anchor.
Income before Income Taxes
Atlas generated pre-tax income of $22.0 million for the year ended December 31, 2015 compared to pre-tax income of $11.9 million for year ended December 31, 2014. The causes of these changes are attributed to the combined effects of the reasons cited in the 'Net Premium Earned', 'Net Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' sections above.
Income Tax Expense (Benefit)
Atlas recognized $7.6 million of tax expense for the year ended December 31, 2015 and recognized $5.8 million of tax benefit for the year ended December 31, 2014. The Company was able to reverse its deferred tax asset valuation allowance to offset substantially all current income tax expense for the year ended December 31, 2014. The following table reconciles the U.S. statutory marginal income tax rate of 35.0% and 34.0% to the effective tax rate for the years ended December 31, 2015 and 2014, respectively:
Tax Rate Reconciliation ($ in '000s)

Year Ended December 31,	2015		2014
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$7,716	35.0%	$4,058	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	(9,446)	(79.1)%
Nondeductible expenses	124	0.6%	136	1.1%
Tax-exempt income	(89)	(0.4)%	—	—%
State tax (net of federal benefit)	118	0.5%	11	0.1%
Tax net operating loss limitation write-down (excluding valuation allowance)	—	—%	(519)	(4.3)%
Nondeductible acquisition accounting adjustment	329	1.5%	—	—%
Change in statutory tax rate	(471)	(2.1)%	—	—%
Other	(111)	(0.6)%	(7)	(0.1)%
Provision for income taxes for continuing operations	$7,616	34.5%	$(5,767)	(48.3)%
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by IRC Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries that could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of valuation allowance.
As part of our on-going analysis of deferred tax assets, management has assessed both positive and negative evidence according to guidance provided by the FASB. Based on this guidance we have determined that it is more likely than not that the Company will be able to fully utilize its DTAs as a result of the significant positive evidence and the lack of negative evidence. As such we have evaluated our valuation allowance and determined that all DTAs net of DTLs are available to offset income in all future periods and no valuation allowance is needed. This conclusion is based upon management’s evaluation of the new information it has analyzed and not from management’s new evaluation or new interpretation of information that was available in a previous financial reporting period. Accordingly, the Company recorded a reversal of its deferred tax asset valuation allowance of $9.4 million for the year ended December 31, 2014 commensurate with this conclusion.

Net Income and Earnings per Common Share
Atlas' net income was $14.4 million for the year ended December 31, 2015 versus net income of $17.7 million for the year ended December 31, 2014. After taking the impact of the liquidation preference of the preferred shares into consideration, the earnings per common share diluted for the year ended December 31, 2015 was $1.13 versus earnings per common share diluted of $1.56 for the year ended December 31, 2014.
The following chart illustrates Atlas' potential dilutive common shares for the years ended December 31, 2015 and 2014:

Year Ended December 31,	2015	2014
Basic weighted average common shares outstanding	11,975,579	10,937,181
Dilutive potential ordinary shares:
Dilutive stock options	186,656	150,407
Dilutive shares upon preferred share conversion	573,444	254,000
Diluted weighted average common shares outstanding	12,735,679	11,341,588
For the years ended December 31, 2015 and 2014, all of the convertible preferred shares and all exercisable stock options were deemed to be dilutive.

IV. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

($ in '000s, except for share and per share data)	December 31, 2016	December 31, 2015
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $157,451and $185,455)	$156,487	$183,773
Equity securities, at fair value (cost $5,598 and $4,147)	6,223	4,240
Other investments	32,181	22,937
Total Investments	194,891	210,950
Cash and cash equivalents	29,888	22,354
Accrued investment income	1,228	1,036
Premiums receivable (net of allowance of $2,366 and $846)	77,386	82,529
Reinsurance recoverables on amounts paid	7,786	3,277
Reinsurance recoverables on amounts unpaid	35,370	29,399
Prepaid reinsurance premiums	13,372	17,412
Deferred policy acquisition costs	13,222	10,235
Deferred tax asset, net	18,498	17,166
Goodwill	2,726	2,726
Intangible assets, net	4,535	4,925
Property and equipment, net	11,770	2,589
Other assets	12,905	6,694
Total Assets	$423,577	$411,292

Liabilities
Claims liabilities	$139,004	$127,011
Unearned premiums	113,171	108,202
Due to reinsurers	8,369	10,781
Notes payable, net	19,187	17,219
Other liabilities and accrued expenses	16,504	18,457
Total Liabilities	$296,235	$281,670

Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: December 31, 2016 - 0 and December 31, 2015 - 6,940,500. Liquidation value $1.00 per share	$—	$6,941
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: December 31, 2016 - 11,895,104 and December 31, 2015 - 11,883,025	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2016 - 128,191 and December 31, 2015 - 132,863	—	—
Additional paid-in capital	199,244	198,041
Retained deficit	(71,718)	(74,364)
Accumulated other comprehensive loss, net of tax	(220)	(1,032)
Total Shareholders’ Equity	$127,342	$129,622
Total Liabilities and Shareholders’ Equity	$423,577	$411,292

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
Portfolio Composition
Atlas held securities with a fair value of $162.7 million as of December 31, 2016, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair Value of securities portfolio ($ in '000s)

As of December 31,	2016	2015
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,474	$23,483
States, municipalities and political subdivisions	10,470	22,154
Corporate
Banking/financial services	22,852	21,914
Consumer goods	8,593	7,735
Capital goods	7,873	15,095
Energy	3,735	4,406
Telecommunications/utilities	7,617	11,875
Health care	1,357	3,021
Total Corporate	52,027	64,046
Mortgage Backed
Mortgage backed - agency	34,014	34,673
Mortgage backed - commercial	21,158	19,875
Total Mortgage Backed	55,172	54,548
Other asset backed	16,344	19,542
Total Fixed Income Securities	$156,487	$183,773
Equities	6,223	4,240
Totals	$162,710	$188,013
Total investment holdings declined to $194.9 million due to the sale of investments and the return of capital to support operations and to purchase the building and land for the Company's new headquarters in Schaumburg, Illinois.
Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact from global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe it will alter the fundamental outlook of the Company’s investment holdings.

Other Investments
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of December 31, 2016, the carrying values of these other investments were approximately $32.2 million versus approximately $22.9 million as of December 31, 2015. The carrying values of the equity method limited partnerships were $24.9 million and $22.8 million as of December 31, 2016 and December 31, 2015, respectively. The increase in the carrying value of the limited partnerships was primarily due to the purchase of investments and favorable changes in the net book value of certain limited partnerships offset by the return of capital. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $7.2 million and $98,000 as of December 31, 2016 and December 31, 2015, respectively. The increase in the carrying value of the collateral loans was due to the investment in three additional loans in 2016.
The following table summarizes investments in equity method investments by investment type as of December 31, 2016 and December 31, 2015:

($ in '000s)	Unfunded Commitments	Carrying Value
As of December 31,	2016	2016	2015
Real estate	$2,497	$10,514	$10,202
Insurance linked securities	—	9,178	8,747
Activist hedge funds	—	4,336	3,685
Venture capital	300	906	205
Total Equity Method Investments	$2,797	$24,934	$22,839
Liquidity and Cash Flow Risk
The following table summarizes the amortized cost and fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated.
Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity Date ($ in '000s)

As of December 31,	2016			2015
	Amortized Cost	Fair Value	%	Amortized Cost	Fair Value	%
Due in less than one year	$8,729	$8,732	5.6%	$11,494	$11,518	6.3%
Due in one through five years	43,772	43,808	28.0%	55,371	54,752	29.8%
Due after five through ten years	27,618	27,263	17.4%	35,462	35,148	19.1%
Due after ten years	5,389	5,168	3.3%	8,645	8,265	4.5%
Total contractual maturity	85,508	84,971	54.3%	110,972	109,683	59.7%
Total mortgage and asset backed	71,943	71,516	45.7%	74,483	74,090	40.3%
Total	$157,451	$156,487	100.0%	$185,455	$183,773	100.0%
As of December 31, 2016, 33.6% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 36.1% as of December 31, 2015. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of December 31, 2016, the fixed income securities had a weighted average life of 4.1 years and a duration of 3.4 years, compared to a weighted average life of 4.1 years and a duration of 3.3 years as of December 31, 2015. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company's long-term debt and interest payable divided by total shareholders' equity. The Company's debt-to-equity ratio as of December 31, 2016 and December 31, 2015 was 15.2% and 14.9%, respectively. The increase is primarily the result of the redemption and cancellation of preferred shares and additional draws on our line of credit with Fifth Third Bank. Refer to the 'Shareholders' Equity' and 'Liquidity and Capital Resources' subsections of the 'Financial Condition' section for further information.

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
As of December 31, 2016, Atlas' allowance for bad debt was $2.4 million, compared to $846,000 as of December 31, 2015. This increase in the allowance for bad debt was related to the re-estimation of the allowance and the reserving for specific premium receivable accounts past due.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.2% rated ‘BBB’ or better as of December 31, 2016 compared to 99.3% as of December 31, 2015.
Credit Ratings of Fixed Income Securities Portfolio ($ in '000s)

As of December 31,	2016		2015
	Amount	% of Total	Amount[1]	% of Total
AAA/Aaa[1]	$44,521	28.5%	$44,110	24.0%
AA/Aa1	64,324	41.1%	83,116	45.2%
A/A	23,427	15.0%	28,765	15.7%
BBB/Baa	22,886	14.6%	26,512	14.4%
BB	1,114	0.7%	1,270	0.7%
B	215	0.1%	—	—%
Total Fixed Income Securities	$156,487	100.0%	$183,773	100.0%
1 - In 2016, our external investment portfolio manager switched rating agencies for U.S. Treasury, agency and mortgage backed securities from Fitch or Moody's 'AAA' to S&P 'AA.' As a result, we have restated fair values of these fixed income securities as of December 31, 2015 using the S&P rating for comparative purposes.
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the years ended December 31, 2016, 2015, and 2014.
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
The total fair value of the securities in an unrealized loss position as of December 31, 2016 was $91.9 million compared to $123.6 million as of December 31, 2015. This decrease was primarily driven by the positive changes in market value during 2016. Atlas has the ability and intent to hold the securities in an unrealized loss position until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Due from Reinsurers and Other Insurers
Atlas purchases reinsurance from third parties in order to reduce its liability on individual risks and its exposure to large claims. Reinsurance is coverage purchased by one insurance company from another for part of the risk originally underwritten by the purchasing (ceding) insurance company. The practice of ceding insurance to reinsurers allows an insurance company to reduce its exposure to claims by size, geographic area, and type of risk or on a particular policy. An effect of ceding insurance is to permit an insurance company to write additional insurance for risks in greater number or in larger amounts than it would otherwise insure independently, based on its statutory capital, risk tolerance and other factors.

Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one claim of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries. Under this contract, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This facility gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Global Liberty historically maintained lower reinsurance retention limits. For 2015, Global Liberty had a 20% quota share reinsurance with SCOR Re. In 2016, this contract was replaced by the Global Quota Share.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $43.2 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of December 31, 2016 as compared to $32.7 million as of December 31, 2015. The increase in the recoverable from third party reinsurers resulted from an increase in incurred but not reported (“IBNR”) reserves and an increase in amounts recoverable on paid claims. The increase in amounts recoverable on paid claims is related to the timing of the settlement of the Quota Share balances.
Estimating amounts of reinsurance recoverables is also impacted by the uncertainties involved in the establishment of provisions for unpaid claims and claims adjustment expenses. As underlying reserves potentially develop, the amounts ultimately recoverable may vary from amounts currently recorded. Atlas’ reinsurance recoverables are generally unsecured, with the exception of the new reinsurance agreement established as a condition to close the Gateway acquisition, which is secured by a letter of credit valued at 150% of the claims and claims adjustment expense reserves. Atlas regularly evaluates its reinsurers, and the respective amounts recoverable, and an allowance for uncollectible reinsurance is provided for, if needed.
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation ("Gen Re"), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. and White Rock Insurance (SAC) Ltd. ("White Rock"). Great American has a financial strength rating of A1 from Moody's, Gen Re has a financial strength rating of AA+ from Standard & Poor's, SCOR Re has a financial strength rating of Aa3 from Moody's, Swiss Re has a financial strength rating of Aa3 from Moody's, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers' compensation program that was exited during 2013 and are fully secured by a letter of credit and funds held on deposit.
Deferred Tax Asset
Components of Deferred Tax ($ in '000s)

As of December 31,	2016	2015
Deferred tax assets:
Losses carried forward	$14,535	$12,656
Unpaid claims liabilities and unearned premiums	8,546	8,122
Tax credits	662	662
Investments	—	36
Commissions	1,269	1,306
All other	2,184	1,457
Total gross deferred tax assets	27,196	24,239

Deferred tax liabilities:
Deferred policy acquisition costs	4,628	3,582
Investments	475	—
Fixed assets	559	401
Intangible assets	1,328	1,465
All other	1,708	1,625
Total gross deferred tax liabilities	8,698	7,073
Net deferred tax assets	$18,498	$17,166

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
Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.5 million as of December 31, 2016.
Atlas has the following total net operating loss carryforwards as of December 31, 2016:
Net Operating Loss Carryforward by Expiry ($ in '000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,235
2015	2035	1
Total		$41,529
Buildings and Land
In the fourth quarter of 2016, Atlas purchased a property in Schaumburg, Illinois to serve as the new corporate headquarters to replace the current headquarters when our current office space lease expires in 2017. The building and land were purchased for $9.3 million.
On November 13, 2015, Atlas sold one of its two properties located in Alabama and recognized a loss of $20,000. The remaining property is listed for sale for an amount greater than its carried value.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of December 31, 2016 and as of December 31, 2015. The provision for unpaid claims and claims adjustment expenses increased by 9.4% to $139.0 million as of December 31, 2016 compared to $127.0 million as of December 31, 2015. During the year ended December 31, 2016, case reserves increased by 5.4% compared to December 31, 2015, while IBNR reserves increased by 12.0%. The increase in case reserves resulted from management's review of outstanding unpaid personal injury protection claims, particularly in the state of Michigan. The increase in IBNR related primarily to premium growth and updates in the estimated costs on outstanding unpaid claims.
Provision for Unpaid Claims by Type - Gross of Reinsurance ($ in '000s)

As of December 31,	2016	2015	YTD% Change
Case reserves	$52,132	$49,441	5.4%
IBNR	86,872	77,570	12.0%
Total	$139,004	$127,011	9.4%
Provision for Unpaid Claims by Line of Business – Gross of Reinsurance ($ in '000s)

As of December 31,	2016	2015	YTD% Change
Commercial automobile liability	$132,732	$115,950	14.5%
Other	6,272	11,061	(43.3)%
Total	$139,004	$127,011	9.4%

Provision for Unpaid Claims by Line of Business - Net of Reinsurance Recoverables ($ in '000s)

As of December 31,	2016	2015	YTD% Change
Commercial automobile liability	$101,220	$95,173	6.4%
Other	2,414	2,439	(1.0)%
Total	$103,634	$97,612	6.2%
The other line of business is comprised of Gateway's truck and workers' compensation programs (currently in run off), American Service's non-standard personal lines business (currently in run off), Atlas' workers' compensation related to taxi, other liability, Global Liberty's homeowners program (currently in run off) and assigned risk pool business. See MD&A, 'Overview' section for further information regarding these lines of business.
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the years ended December 31, 2016, 2015, and 2014 were as follows ($ in '000s):

For the year ended December 31,	2016	2015	2014
Unpaid claims and claims adjustment expenses, beginning of period	$127,011	$102,430	$101,385
Less: reinsurance recoverable	29,399	18,421	18,144
Net unpaid claims and claims adjustment expenses, beginning of period	97,612	84,009	83,241

Net reserves acquired	—	19,396	—

Change in retroactive reinsurance ceded	107	2,037	2,415

Incurred related to:
Current year	102,133	89,828	61,680
Prior years	32,613	166	(602)
	134,746	89,994	61,078
Paid related to:
Current year	39,652	32,402	19,427
Prior years	89,179	65,422	43,298
	128,831	97,824	62,725

Net unpaid claims and claims adjustment expenses, end of period	$103,634	$97,612	$84,009
Add: reinsurance recoverable	35,370	29,399	18,421
Unpaid claims and claims adjustment expenses, end of period	$139,004	$127,011	$102,430
The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results may deviate, perhaps substantially, from the best estimates made. The change to the provision for unpaid claims and claims adjustment expenses is consistent with the changes in written premium. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.
The financial statements are presented on a calendar year basis for all data. Claims payments and changes in reserves, however, may be made on accidents that occurred in prior years, not solely on business that is currently insured. Calendar year claims consist of payments and reserve changes that have been recorded in the financial statements during the applicable reporting period, without regard to the period in which the accident occurred. Calendar year results do not change after the end of the applicable reporting period, even as new claim information develops. Accident year claims consist of payments and reserve changes that are assigned to the period in which the accident occurred. Accident year results will change over time as the estimates of claims change due to payments and reserve changes for all accidents that occurred during that period.

Atlas experienced $32.6 million in unfavorable prior accident year development for the year ended December 31, 2016 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. In the fourth quarter, the Company performed a comprehensive review of its reserves as a result of changing loss payment trends identified through year-end actuarial work, and ultimately decided that it was appropriate to strengthen reserves. Excluding pre-acquisition Global Liberty reserve development, the development of our core lines on prior accident years was $23.2 million for the year ended December 31, 2016. Michigan commercial automobile claims accounted for approximately 62.5% of this development. Pre-acquisition Global Liberty reserve development was $7.9 million for the year ended December 31, 2016. The remaining unfavorable prior year development of $1.5 million for the year ended December 31, 2016 is attributable to assigned risk pools and run-off non-core business. See MD&A, 'Results of Operations,' '2016 vs 2015,' 'Net Claims Incurred' for further information on the development reported in the Consolidated Financial Statements for the year ended December 31, 2016.
Atlas experienced $166,000 in unfavorable prior year development for the year ended December 31, 2015 as reflected as incurred related to prior years in the table above. Prior accident year development on non-core lines and assigned risk pools was $870,000 for the year ended December 31, 2015. This increase was offset by favorable prior accident year development of $475,000 and $230,000 on our core lines and pre-acquisition Global Liberty claims reserves, respectively. This favorable development on our core lines was attributable to our traditional taxi and excess taxi products.
Atlas experienced favorable prior year development during the year ended December 31, 2014 of $352,000 on its core lines and $250,000 on its non-core lines as reflected as incurred related to prior years in the table above. The favorable development on our core lines was primarily related to pre-acquisition Gateway claims reserves.
Contractual Obligations
The table below summarizes future payments under contractual obligations and estimated claims settlements for the year ended December 31, 2016:

($ in '000s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$19,400	$—	$3,900	$15,500	$—
Operating leases	5,778	1,703	1,993	1,936	146
Estimated claims liabilities, net of reinsurance	103,634	48,515	39,984	11,033	4,102
Total	$128,812	$50,218	$45,877	$28,469	$4,248
Notes payable does not include the interest payments and non-utilization fees related to the balance outstanding as of December 31, 2016. The interest rate is variable based on the one-month LIBOR rate and non-utilization fees are variable based on the level of borrowing. The notes payable require interest-only payments until the principal is due. Refer to 'Liquidity and Capital Resource' section below for further discussion of the notes payable.
The operating leases do not include the future sublease income related to Atlas' New York lease due to the uncertain timing of the commencement of the sublease.
Estimated claims liabilities are calculated based on actuarial assumptions and may differ from actual future claims settlements. The amounts in the table above have been presented net of reinsurance.
As of December 31, 2016, we had contractual obligations to provide additional funds for investments in limited liability investments included in other investments for up to $2.8 million not included in the table above. There is no certainty of when these amounts will be required to be provided.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the years ended years ended December 31, 2016, 2015, and 2014:
Changes in Shareholders' Equity

($ in '000s)	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Share-holders' Equity
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income	—	—	—	—	17,702	—	17,702
Proceeds from U.S. public offering, net of offering costs	—	6	—	25,015	—	—	25,021
Other comprehensive income	—	—	—	—	—	1,509	1,509
Share-based compensation	—	—	—	1,469	—	—	1,469
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	14,430	—	14,430
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive loss	—	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	—	145	—	—	145
Share-based compensation	—	2		1,817	—	—	1,819
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	2,646	—	2,646
Preferred dividends paid	—	—	—	(409)	—	—	(409)
Retirement of preferred shares	(6,941)	—	—	—	—	—	(6,941)
Other comprehensive income	—	—	—	—	—	812	812
Share-based compensation	—	—	—	1,612	—	—	1,612
Balance December 31, 2016	$—	$36	$—	$199,244	$(71,718)	$(220)	$127,342
As of March 10, 2017, there were 11,902,512 ordinary voting common shares outstanding and 128,191 restricted voting common shares outstanding.
The holders of restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, "Kingsway"). The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway owned shares are sold to non-affiliates of Kingsway. During 2016, 4,672 restricted voting common shares were converted to ordinary voting common shares due to the sale by Kingsway of the shares to a non-affiliate.
There were 22,224 and 29,631 non-vested restricted stock units ("RSUs") as of December 31, 2016 and December 31, 2015, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the year ended December 31, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. During the year ended December 31, 2015, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted voting common shares to a director and the officers, respectively. During the year ended December 31, 2015, the Company issued 36,895 ordinary voting common shares to a director as a result of exercising options. These shares were granted and issued under the Company's Equity Incentive Plan.

During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, Atlas canceled 4,000,000 preferred shares held by the former owner of Anchor pursuant to the terms of the Anchor stock purchase agreement. As of December 31, 2016, there were no outstanding preferred shares. The Gateway preferred shares redeemed and canceled during 2016 and the preferred shares issued during the first quarter of 2015 have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of the Gateway acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The Anchor cancellation was recorded as a recovery of acquisition expense.
Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shareholders are not entitled to vote.
The former owners of Gateway and Anchor earned $94,000 and $187,000, respectively, in dividends on the preferred shares during the year ended December 31, 2016. On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. The cumulative amount of accrued and unpaid dividends to the former owner of Anchor was $333,000 as of December 31, 2016. As of December 31, 2016, the paid claims development on Global Liberty's pre-acquisition reserves was in excess of $4.0 million, and as a result, pursuant to the terms of Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor. As of December 31, 2016, there were no preferred shares outstanding. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for period of five years from the date of acquisition.
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary voting common shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities.
Book Value per Ordinary Share
Book value per ordinary share was as follows:

($ in '000s, except for shares and per share data)	December 31, 2016	December 31, 2015
Shareholders' equity	$127,342	$129,622
Less: Preferred stock in equity	—	6,941
Less: Accumulated dividends on preferred stock	333	460
Common equity	$127,009	$122,221
Participative shares:
Common shares outstanding	12,023,295	12,015,888
Restricted stock units (RSUs)	22,224	29,631
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$10.54	$10.15
Book value per common share increased by $0.39 relative to December 31, 2015 as follows: a decrease of $0.38 related to net income after tax (excluding expenses recovered pursuant to stock purchase agreements), an increase of $0.07 related to realized investment gains after tax, an increase of $0.07 related to the change in unrealized gains/losses after tax, a net increase of $0.13 related to share-based compensation impacts, a $0.02 decrease related to preferred dividends and an increase of $0.52 related to expenses recovered pursuant to stock purchase agreements. The causes of these changes are attributed to the combined effects of the reasons cited in the 'Net Premium Earned', 'Net Claims Incurred', 'Acquisition Costs and Other Underwriting Expenses', 'Net Investment Income', 'Net Realized Investment Gains', and 'Other Income' subsections of the 'Operating Results' section.

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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion in the MD&A's 'Investments Overview and Strategy' section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations.
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
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 5.27% as of December 31, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%, effectively 3.52% as of December 31, 2016. This $5.0 million revolving line of credit may be drawn upon until May 7, 2018 and replaces the $10.0 million revolving line of credit American Acquisition previously had in place with Fifth Third Bank under the Former Loan Agreement.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries maintaining a combined statutory net worth in an amount not less than $60 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (the "EBITDA Ratio"). The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of the ASI Pool Subsidiaries.
At December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.  In February 2017, American Acquisition filed its statutorily required financial statements for the year ended December 31, 2016, which are used to determine on-going compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening described in this annual report on Form 10-K and its effect on American Acquisition’s December 31, 2016 financial statements, American Acquisition is not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017.  American Acquisition has a thirty day period to cure this covenant non-compliance and the Company and American Acquisition have been in discussions with the lender regarding a modification to the loan covenants to more specifically address the effects of reserve modifications and/or obtaining a waiver with respect to the existing non-compliance.
As of December 31, 2016, $3.9 million in funds were accessed from the Revolver, of which $2,000,000 was accessed during 2016, including a portion that was used to repurchase preferred shares from the former owner of Gateway while $100,000 was repaid during 2016. $15.5 million in funds were accessed against the Draw Amount as of December 31, 2016. All $15.5 million of the Draw Amount was accessed in 2015 and contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan

Agreement as of December 31, 2016. As of December 31, 2016, the unused funds for the Revolver and the Draw Amount were $1.1 million and $14.5 million, respectively. The unused funds for the Draw Amount can no longer be drawn.
For the year ended December 31, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $1.0 million in connection with the Loan Agreement. For the year ended December 31, 2015, interest expense, including amortized loan costs, was $694,000. As of December 31, 2016, unamortized bank fees associated with the Loan Agreement were $213,000. These bank fees will be amortized over the next 38 months.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

For the years ended December 31,	2016	2015	2014
Net cash flows provided by operating activities	$170	$8,814	$13,716
Net cash flows provided by (used in) investing activities	8,412	(40,354)	(11,963)
Net cash flows (used in) provided by financing activities	(1,048)	17,308	25,022
Net increase (decrease) in cash	$7,534	$(14,232)	$26,775
Cash provided by operations during the years ended December 31, 2016, 2015, and 2014 was primarily as a result of net income. We receive most premiums in advance of the payment of claims. Our ability to generate positive operating cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the year ended December 31, 2016 was due to the net sale of invested assets offset by the purchase of a building and land to be used for the Company's future headquarters. Cash used by investing activities during the years ended December 31, 2015 and 2014 was due to the net purchase of invested assets and the acquisition of Anchor. For the year ended December 31, 2015, investing activities included $11.0 million in cash used in the Anchor acquisition net of the cash received.
Cash used in financing activities during the year ended December 31, 2016 resulted from the buyback of preferred shares pursuant to the Gateway stock purchase agreement partially offset by the proceeds from the Revolver and Draw Amount. Cash provided by financing activities during the year ended December 31, 2015 resulted from proceeds from the Revolver and Draw Amount and the exercise of options. Cash provided by financing activities during the year ended December 31, 2014 was the result of the capital raise in the second quarter of 2014.
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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million, and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code, and New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Subsidiaries is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve month period.
Net loss computed under statutory-basis accounting was $1.3 million, $1.2 million, $1.1 million, and $49,000 for American Country, American Service, Gateway and Global Liberty, respectively, for the year ended December 31, 2016. Net income for the year ended December 31, 2015 was $3.4 million, $6.1 million, $2.0 million, and $1.2 million for American Country, American Service, Gateway and Global Liberty, respectively. The combined statutory capital and surplus of the Insurance Subsidiaries was $113.9 million and $118.5 million as of December 31, 2016 and December 31, 2015, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the years ended December 31, 2016 and 2015.

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
With a weighted average contractual duration of 3.4 years, changes in interest rates will have a modest market value impact on the Atlas fixed income portfolio relative to longer duration portfolios. Atlas can, and typically does, hold bonds to maturity by matching duration with the anticipated liquidity needs.
Atlas' available-for-sale equity securities are primarily subject to equity price risk. Equity price risk is the risk of loss in the fair value of equity securities due to the adverse changes in equity prices. The available-for-sale equity securities portfolio is approximately 3.2% of Atlas' total investment portfolio, and any adverse impact from equity price risk would not be material to Atlas' investment portfolio.
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
Atlas’ available-for-sale fixed income securities held as of December 31, 2016 were $156.5 million. A 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before taxes by approximately $137,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before taxes by $194,000. Atlas uses a 1 year time period with a 100 basis point increase and decrease to determine the impact on the fixed income security portfolio.
A 100 basis point increase would have also decreased other comprehensive income by approximately $5.6 million due to “mark-to-market” requirements; however, holding investments to maturity would mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates. Atlas uses the duration of the portfolio to determine the impact on other comprehensive income from 100 basis point changes in the interest rate.
Atlas' notes payable have variable interest components subject to interest rate risk. As of December 31, 2016, Atlas has a $15.5 million line of credit outstanding with interest at one-month LIBOR plus 4.5% and a $3.9 million revolving line of credit outstanding that bears interest at one-month LIBOR plus 2.75%. Total notes payable subject to interest rate risk as of December 31, 2016 was $19.4 million. For the sensitivity analysis, an instantaneous 100 basis point increase and decrease are assumed on the outstanding balance as of December 31, 2016. An instantaneous 100 basis point increase in the one-month LIBOR rate would increase interest payments on notes payable by $194,000. Conversely, an instantaneous 100 basis point decrease would decrease interest payments on notes payable by $194,000.

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
Liquidity and Cash Flow Risk
Liquidity risk is the risk of having insufficient cash resources to meet current financial obligations without raising funds at unfavorable rates or selling assets on a forced basis. Liquidity risk arises from general business activities and in the course of managing the assets and liabilities of Atlas. There is the risk of loss to the extent that the sale of a security prior to its maturity is required to provide liquidity to satisfy policyholder and other cash outflows. Cash flow risk arises from risk that future inflation of policyholder cash flow exceeds returns on long-term investment securities. The purpose of liquidity and cash flow management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity and cash flow requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for claims and claims adjustment expense payments and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable and may create increased liquidity requirements.
Underwriting Risk
Underwriting risk is the risk that the total cost of claims and acquisition expenses will exceed premiums received and can arise from numerous factors, including pricing risk, reserving risk, catastrophic claims risk, reinsurance coverage risk and the risk that claims and claims adjustment expense reserves are not sufficient.

Item 8. Financial Statements and Supplemental Schedules
Report of Independent Registered Public Accounting Firm
on Internal Controls over Financial Reporting

Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited Atlas Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atlas Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Atlas Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Atlas Financial Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 13, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Atlas Financial Holdings, Inc.

We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statements schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Financial Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlas Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 13, 2017

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in '000s, except for share and per share data)

	December 31, 2016	December 31, 2015
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $157,451and $185,455)	$156,487	$183,773
Equity securities, at fair value (cost $5,598 and $4,147)	6,223	4,240
Other investments	32,181	22,937
Total Investments	194,891	210,950
Cash and cash equivalents	29,888	22,354
Accrued investment income	1,228	1,036
Premiums receivable (net of allowance of $2,366 and $846)	77,386	82,529
Reinsurance recoverables on amounts paid	7,786	3,277
Reinsurance recoverables on amounts unpaid	35,370	29,399
Prepaid reinsurance premiums	13,372	17,412
Deferred policy acquisition costs	13,222	10,235
Deferred tax asset, net	18,498	17,166
Goodwill	2,726	2,726
Intangible assets, net	4,535	4,925
Property and equipment, net	11,770	2,589
Other assets	12,905	6,694
Total Assets	$423,577	$411,292

Liabilities
Claims liabilities	$139,004	$127,011
Unearned premiums	113,171	108,202
Due to reinsurers	8,369	10,781
Notes payable, net	19,187	17,219
Other liabilities and accrued expenses	16,504	18,457
Total Liabilities	$296,235	$281,670
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: December 31, 2016 - 0 and December 31, 2015 - 6,940,500. Liquidation value $1.00 per share	$—	$6,941
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: December 31, 2016 - 11,895,104 and December 31, 2015 - 11,883,025	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2016 - 128,191 and December 31, 2015 - 132,863	—	—
Additional paid-in capital	199,244	198,041
Retained deficit	(71,718)	(74,364)
Accumulated other comprehensive loss, net of tax	(220)	(1,032)
Total Shareholders’ Equity	$127,342	$129,622
Total Liabilities and Shareholders’ Equity	$423,577	$411,292
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in '000s, except for share and per share data)

Consolidated Statements of Income	Year Ended December 31,
	2016	2015	2014
Net premiums earned	$171,058	$152,064	$98,124
Net investment income	4,824	3,976	3,110
Net realized investment gains	1,230	455	382
Other income	467	356	2
Total revenue	177,579	156,851	101,618
Net claims incurred	134,746	89,994	61,078
Acquisition costs	18,803	18,592	14,048
Other underwriting expenses	28,399	23,269	13,863
Amortization of intangible assets	390	315	—
Interest expense	1,026	694	—
Expenses (recovered) incurred pursuant to stock purchase agreements	(6,297)	942	—
Expenses incurred related to acquisition of subsidiaries	—	999	694
Total expenses	177,067	134,805	89,683
Income from operations before income tax expense	512	22,046	11,935
Income tax (benefit) expense	(2,134)	7,616	(5,767)
Net income	2,646	14,430	17,702
Less: Preferred share dividends	281	276	94
Net income attributable to common shareholders	$2,365	$14,154	$17,608

Basic weighted average common shares outstanding	12,045,519	11,975,579	10,937,181
Earnings per common share basic	$0.20	$1.18	$1.61
Diluted weighted average common shares outstanding	12,222,883	12,735,679	11,341,588
Earnings per common share diluted	$0.19	$1.13	$1.56

Consolidated Statements of Comprehensive Income

Net income	$2,646	$14,430	$17,702

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	855	(1,912)	2,029
Reclassification to income of net realized investment gains	394	203	257
Effect of income tax	(437)	597	(777)
Other comprehensive income (loss)	812	(1,112)	1,509
Total comprehensive income	$3,458	$13,318	$19,211

See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in '000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Share-holders' Equity
Balance December 31, 2013	$2,000	$28	$—	$169,595	$(106,496)	$(1,429)	$63,698
Net income	—	—	—	—	17,702	—	17,702
Proceeds from U.S. public offering, net of offering costs	—	6	—	25,015	—	—	25,021
Other comprehensive income	—	—	—	—	—	1,509	1,509
Share-based compensation	—	—	—	1,469	—	—	1,469
Balance December 31, 2014	$2,000	$34	$—	$196,079	$(88,794)	$80	$109,399
Net income	—	—	—	—	14,430	—	14,430
Issuance of preferred shares	4,941	—	—	—	—	—	4,941
Other comprehensive loss	—	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	—	145	—	—	145
Share-based compensation	—	2	—	1,817	—	—	1,819
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	2,646	—	2,646
Preferred dividends paid	—	—	—	(409)	—	—	(409)
Retirement of preferred shares	(6,941)	—	—	—	—	—	(6,941)
Other comprehensive income	—	—	—	—	—	812	812
Share-based compensation	—	—	—	1,612	—	—	1,612
Balance December 31, 2016	$—	$36	$—	$199,244	$(71,718)	$(220)	$127,342
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in '000s)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$2,646	$14,430	$17,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,000	966	856
Share-based compensation expense	1,612	1,819	1,469
Amortization of deferred gain on sale of headquarters building	(43)	(43)	(43)
Amortization of intangible assets	390	315	—
Deferred income taxes	452	(174)	(8,776)
Net realized gains	(1,230)	(455)	(382)
Gain in equity of investees	(1,271)	(1,238)	(632)
Amortization of bond premiums and discounts	1,217	1,525	756
Amortization of financing costs	67	56	—
Expenses (recovered) incurred pursuant to stock purchase agreements	(6,623)	941	—
Net changes in operating assets and liabilities (net of acquisition):
Premiums receivable and other assets, net	(1,067)	(26,188)	(11,826)
Due from reinsurers and other insurers	(6,440)	(7,931)	(2,925)
Deferred policy acquisition costs	(2,987)	(240)	(1,492)
Accrued investment income	(192)	(13)	34
Claims liabilities	11,993	(6,150)	1,045
Unearned premiums	4,969	26,276	14,718
Due to reinsurers and other insurers	(2,412)	3,542	(157)
Other liabilities and accrued expenses	(1,911)	1,376	3,369
Net cash flows provided by operating activities	170	8,814	13,716

Investing activities:
Purchase of subsidiary (net of cash acquired)	—	(10,956)	—
Purchases of:
Fixed income securities	(58,061)	(78,921)	(31,671)
Equity securities	(2,000)	(3,340)	(1,969)
Other investments	(11,404)	(7,332)	(12,500)
Property, equipment and other	(10,181)	(713)	(1,167)
Proceeds from sale and maturity of:
Fixed income securities	86,013	59,395	35,332
Equity securities	615	1,402	12
Other investments	3,430	—	—
Assets held for sale	—	111	—
Net cash flows provided by (used in) investing activities	8,412	(40,354)	(11,963)

Financing activities:
Preferred share buyback	(2,539)	—	—
Proceeds from U.S. public offering, net of offering costs	—	—	25,021
Proceeds from notes payable, net of financing costs	2,000	17,663	—
Repayment of notes payable	(100)	(500)	—
Preferred dividends paid	(409)	—	—
Options exercised	—	145	1
Net cash flows (used in) provided by financing activities	(1,048)	17,308	25,022

Net change in cash and cash equivalents	7,534	(14,232)	26,775

Cash and cash equivalents, beginning of period	22,354	36,586	9,811
Cash and cash equivalents, end of period	$29,888	$22,354	$36,586

Supplemental disclosure of cash information:	Year Ended December 31,
	2016	2015	2014
Cash paid for:
Income taxes	$7,015	$8,636	$3,308
Interest	885	567	—

Supplemental disclosure of noncash investing and financing activities:
Issuance of preferred shares related to purchase of subsidiary	$—	$4,000	$—
Issuance of preferred shares pursuant to Gateway stock purchase agreement	—	941	—
Redemption of preferred shares related to Gateway stock purchase agreement	(2,297)	—	—
Cancellation of preferred shares pursuant to Anchor stock purchase agreement	(4,000)	—	—
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The Insurance Subsidiaries distribute their insurance products through a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. Atlas' core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries share common management and operating infrastructure.
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

The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are included in consolidated financial statements:
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
Global Liberty Insurance Company of New York (New York)
Plainview Premium Finance Company, Inc. (Delaware)
Plainview Premium Finance Company of California, Inc. (California)
Anchor Group Management, Inc. (New York)
Estimates and assumptions - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements, such changes could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability, deferred tax asset valuation and business combinations.
Financial instruments - Financial instruments are recognized and derecognized using trade date accounting, since that is the date Atlas contractually commits to the purchase or sale with the counterparty.
Effective interest method - For securities other than mortgage backed and asset backed, Atlas utilizes the effective interest method to calculate the amortized cost of the financial asset and to amortize or accrete the discount or premium over the remaining life. The effective interest rate is the rate that discounts the estimated future cash flows through the expected life of the financial instrument. Mortgage backed and asset backed securities are valued using the retrospective adjustment method, which uses the effective interest method and includes anticipated prepayments. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of available-for-sale securities are based on the net proceeds and the adjusted cost of the securities sold using the specific identification method.
Cash and cash equivalents - Cash and cash equivalents include cash and highly liquid securities with original maturities of 90 days or less.
Available for sale - Investments in fixed income and equity securities are classified as available for sale. Securities are classified as available for sale when Atlas may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income tax, included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.
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
Under Accounting Standards Codification ("ASC"), with respect to an investment in an impaired debt security, other-than-temporary impairment ("OTTI") occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the consolidated statements of income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the consolidated statements of income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts' reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a charge to earnings.
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for investments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas' fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas' investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security's credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer's industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2016, this process did not generate any significant difference in the rating assessment between Atlas' review and the rating agencies.
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
When anticipated claims, claims adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in any of the years ended December 31, 2016, 2015, and 2014.
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
Goodwill – Atlas recognized goodwill as part of the acquisition of Anchor Holdings Group, Inc. The amounts recognized represent the cost of the acquisition above the fair value of the net assets acquired. Atlas reviews goodwill at least annually for impairment. Atlas concluded that there was no goodwill impairment in either of the years ended December 31, 2016 and 2015.
Intangible assets – Atlas recognized intangible assets as part of the acquisitions of Gateway and Anchor Holdings Group, Inc. The intangible assets are classified as either indefinite-lived or definite-lived depending on whether the useful lives can be identified. Atlas indefinite-lived intangible assets consist of state insurance licenses, and these intangible assets are reviewed for impairment at least annually. Atlas concluded that there was no indefinite-lived intangible asset impairment in any of the years ended December 31, 2016, 2015, and 2014. Definite-lived intangible assets are amortized over their useful lives on a straight-line basis except for customer related intangibles, which are on an accelerated basis. Atlas definite-lived intangible assets consist of trade names and trademarks with useful lives of 15 years and customer relationships with useful lives of 10 years.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.

The valuations are finalized within 12 months of the close of the acquisition (not including claims reserve development consideration, if applicable). The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the financial statements and presented separately on the income statement in the reporting period in which the adjustment amounts are determined.
Property and equipment – Buildings, office equipment, and internal use software are stated at historical cost less depreciation. Subsequent costs are included in the asset’s carrying amount or capitalized as a separate asset only when it is probable that future economic benefits will be realized. Land is stated at historical cost. Repairs and maintenance are recognized as an expense during the period incurred. Depreciation on buildings and building improvements are provided on a straight-line basis over the estimated useful life of 33 years. Depreciation on equipment is provided on a straight-line basis over the estimated useful lives which range from 5 years for vehicles, 5 years for furniture, 5 years for enterprise software and 3 years for all other software and computer equipment and the term of the lease for leased equipment.
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
Claims liabilities - The provision for unpaid claims represent the estimated liabilities for reported claims, plus those incurred but not yet reported and the related estimated claims adjustment expenses, such as legal fees. Unpaid claims adjustment expenses are determined using case-basis evaluations and statistical analyses, including insurance industry claims data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claims and claims adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.
Reinsurance - As part of Atlas’ insurance risk management policies, portions of its insurance risk is ceded to reinsurers. Reinsurance premiums and claims expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and claims ceded to other companies have been reported as a reduction of premium revenue and claims incurred. Commissions paid to Atlas by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverables are recorded for that portion of paid and unpaid claims and claims adjustment expenses that are ceded to other companies. Prepaid reinsurance premiums are recorded for unearned premiums that have been ceded to other companies.
Share-based compensation - Atlas has a share-based compensation plan that is described in Note 12, 'Share-Based Compensation,' to the Consolidated Financial Statements. Atlas uses the fair-value method of accounting to determine and account for equity settled transactions and to determine stock-based compensation for awards granted to employees and non-employees. For stock-based compensation for awards granted to employees and non-employees that include a performance provision, the Monte-Carlo simulation model is utilized to determine fair value. Stock-based compensation prior to 2015 was valued using the Black-Scholes option pricing model. Compensation expense is recognized over the period that the stock options vest, with a corresponding increase to additional paid in capital.
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
2. NEW ACCOUNTING STANDARDS
Pertinent Accounting Standard Updates ("ASUs") are issued from time to time by the Financial Accounting Standards Board ("FASB") and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2017 have been adopted by the company.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The provisions of this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the quantitative analysis. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted after January 1, 2017. Atlas has goodwill associated with one of the insurance subsidiaries and is subject to annual goodwill impairment testing. The adoption of this ASU is not expected to have an impact on the consolidated financial statements. Atlas is planning on early adoption beginning with the 2017 goodwill impairment testing.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). This update adds references to the SEC Staff comments on how a company should evaluate ASUs that will be adopted in the future to ASU 2014-09, ASU 2016-02 and ASU 2016-13. This ASU was effective upon issuance and has been adopted by Atlas. As such, Atlas has reviewed these disclosures and all disclosures pertaining to ASUs that will be adopted to provide additional qualitative information.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The provisions of this update modify the income tax consequences for intra entity transaction not involving inventory. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the prescribed modified retrospective approach. Atlas has a number of fixed income securities that were transferred between companies owned by Atlas creating temporary tax differences that will be reversed upon adoption as an adjustment to retained earnings. The current balance of this adjustment is not considered material to the consolidated financial statement results. The amount of the adjustment may decline as certain of these securities mature or are sold.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The provisions of this update address the diversity in practice of eight issues on the cash flow statement. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date by retrospectively restating all required amounts for the periods presented in the consolidated financial statements. Atlas' current presentation of the cash flows statement is not expected to change as a result of this ASU. Atlas is planning on electing the cumulative earnings approach for distributions from equity method investees upon adoption, which is consistent with current practice.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas does not currently have any investments with credit losses recorded therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements. Atlas will continue to monitor the investment portfolio and other financial instruments until adoption for any changes.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The provisions of this update simplify certain areas around share-based compensation transactions including income taxes and cash flow classifications. Each amendment within this update has specific guidance on the method of application, which includes prospective, retrospective, and modified retrospective applications. For public entities, this guidance is effective for years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas did not have any tax "windfall" net operating loss carryforwards as of January 1, 2017, therefore no cumulative effect adjustment is needed. All tax related cash flows will be included in the operating section of the Consolidated Statements of Cash Flows with other taxes retrospectively. Reclassifications will be made between the "Share-based compensation expense" and "Premiums receivable and other assets, net" lines of "Operating activities" for all prior periods. Atlas is making the election to estimate future forfeitures, which is consistent with current accounting treatment.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The provisions of this update impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The update requires the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the modified retrospective approach to restate beginning with the earliest period presented. See Note 8, 'Commitments and Contingencies,' to the Consolidated Financial Statements for further discussion of the future lease commitments. The adoption of this update is expected to increase both assets and liabilities, equally, on the Consolidated Statements of Financial Positions by the present value of the leases at each reporting date. There is no expected impact to any of Atlas' current financial covenants as a result of the increase to reported liabilities.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company plans on adopting the update on the required effective date. Atlas has a small portion of its investment portfolio invested in equities covered within the scope of this ASU that will require an adjustment to retained earnings upon adoption. The amount of the adjustment is not expected to be material to the consolidated financial statements. While the current impact of adoption is not expected to be material, the impact of this ASU could potentially add volatility to the company's earnings as a result of market risk.
In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The new disclosures, which are required for annual periods beginning after December 31, 2015 and for interim periods beginning after December 31, 2016, are intended to provide additional information about insurance liabilities including the nature, amount, timing, and uncertainty of future cash flows related to those liabilities. The Company adopted this new disclosure in the fourth quarter of 2016. See Note 11, 'Claims Liabilities,' to the Consolidated Financial Statements for the additional disclosures required under this ASU.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new disclosures require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this disclosure are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this new disclosure in the first quarter of 2016. See Note 20, 'Change in Accounting Principle,' to the Consolidated Financial Statements for further discussion.
The FASB issued ASU 2014-09, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. Updates may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized at the date of initial application. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only for interim and annual periods beginning after December 15, 2016. The Company plans to adopt the update on the required effective date. While these updates to Topic 606 are expected to have a significant impact on many companies, most of Atlas' revenue is derived from transactions that do not fall within the scope of Topic 606, namely insurance contracts and lease income. The adoption of these ASUs are not expected to have a material impact on the consolidated financial statements. Atlas will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606.
All other recently issued pronouncements with effective dates after December 31, 2016 are not expected to have a material impact on the Consolidated Financial Statements.
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
Under the terms of the stock purchase agreement, the purchase price was based on the combined U.S. GAAP book value of Anchor as of December 31, 2014. The total purchase price for the combined entities of Anchor was $23.2 million, consisting of a combination of cash and Atlas preferred shares, and is estimated at approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share), subject to the future development of Global Liberty’s actual claims reserves for certain lines of business during the five year period after the acquisition. During the fourth quarter of 2016, Atlas canceled all 4,000,000 of the preferred shares pursuant to the terms of the Anchor stock purchase agreement due to the adverse development of Global Liberty’s pre-acquisition claims reserves.

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

($ in '000s, except per share information)	Year Ended
	December 31, 2015	December 31, 2014
Revenue	$162,311	$134,883
Income from operations before income tax expense[1]	23,601	16,212
Net income[1]	15,420	20,370
Earnings per common share basic [1]	$1.26	$1.84
Earnings per common share diluted [1]	$1.21	$1.77
1 - Excludes expenses incurred in the connection with the Anchor acquisition
From the date of acquisition through December 31, 2015, Anchor earned revenue of $27.5 million and net income of $2.4 million.
The value of certain assets and liabilities acquired are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes. The valuations were finalized during the year ended December 31, 2015 (not including claims reserve development consideration). The changes upon finalization to the preliminary valuation of assets and liabilities resulted in an adjustment to identifiable intangible assets, goodwill, deferred tax and other liabilities. The following table presents the adjusted values of assets acquired and liabilities assumed for the Anchor acquisition based on its estimated fair value on March 11, 2015.

($ in '000s)
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

The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $4.5 million and $2.7 million, respectively. The Company recorded an adjustment to the purchase price allocation and amortization related to the identified intangible assets during the fourth quarter of 2015. Atlas recognized amortization expense of $390,000 and $315,000 for the years ended December 31, 2016 and 2015, respectively, related to intangible assets acquired in the Anchor transaction. Atlas incurred no transaction expenses related to the Anchor acquisition for the year ended December 31, 2016, $999,000 in transaction expenses for the year ended December 31, 2015 and $694,000 in transaction expenses for the year ended December 31, 2014.
Intangible Assets
The following table presents a summary of definite-lived intangible assets by major asset class as of December 31, 2016 and December 31, 2015:

($ in '000s)
As of December 31, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$217	$1,583
Customer relationship	10 years	2,700	488	2,212
State insurance licenses	Indefinite	740	—	740
		$5,240	$705	$4,535

As of December 31, 2015	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$97	$1,703
Customer relationship	10 years	2,700	218	2,482
State insurance licenses	Indefinite	740	—	740
		$5,240	$315	$4,925
Estimated future amortization expense for definite-lived intangible assets is $390,000 for each of the next five years.
Acquisition of Gateway Insurance Company
In 2013 we acquired Camelot Services, Inc. ("Camelot Services"), a privately owned insurance holding company, and its sole subsidiary Gateway from an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.
Under the terms of the stock purchase agreement, additional consideration may be paid to the seller, or returned to us by the seller, depending upon, among other things, the future development of Gateway’s actual claims reserves for certain lines of business and the utilization of certain deferred tax assets over time. During the third quarter of 2016, the Company and the former owner of Camelot Services agreed to settle the additional consideration related to future claim development and the utilization of certain tax assets. Atlas redeemed all 2,538,560 of the remaining preferred shares issued as additional consideration and paid all accrued dividends.
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an indefinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the years ended December 31, 2016, 2015, and 2014 related to intangible assets acquired in the Gateway transaction.

4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit ("RSU") (collectively, the "common shares") for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 are as follows ($ in '000s, except share and per share amounts):

Year Ended December 31,	2016	2015	2014
Basic:
Income from operations before income tax expense	$512	$22,046	$11,935
Income tax (benefit) expense	(2,134)	7,616	(5,767)
Net income	$2,646	$14,430	$17,702
Less: Preferred share dividends	281	276	94
Net income attributable to common shareholders for earnings per common share basic	$2,365	$14,154	$17,608
Basic weighted average common shares outstanding	12,045,519	11,975,579	10,937,181
Earnings per common share basic	$0.20	$1.18	$1.61

Diluted:
Basic weighted average common shares outstanding	12,045,519	11,975,579	10,937,181
Dilutive potential ordinary shares:
Dilutive stock options outstanding	177,364	186,656	150,407
Dilutive shares upon preferred share conversion	—	573,444	254,000
Diluted weighted average common shares outstanding	12,222,883	12,735,679	11,341,588
Earnings per common share diluted	$0.19	$1.13	$1.56
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the "if-converted" method).
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares and preferred shares potentially convertible to ordinary voting common shares at the option of the holder at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share related to the Gateway acquisition, all of which were redeemed during the third quarter of 2016, are considered to have been redeemed on the last day of the third quarter of 2016) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.0500 ordinary voting common shares for each preferred share related to the Anchor acquisition, all of which were canceled as of December 31, 2016). Refer to Note 14, 'Share Capital,' to the Consolidated Financial Statements for further discussion regarding the redemption and cancellation of the preferred shares.
The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. For the year ended December 31, 2016, all exercisable stock options were deemed to be dilutive and all of the convertible preferred shares were deemed to be anti-dilutive. The potentially dilutive impact for the convertible preferred stock excluded from the calculation due to anti-dilution is 441,357 common shares for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, all of the convertible preferred shares and all exercisable stock options were deemed to be dilutive.

5. INVESTMENTS
The cost or amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows as of ($ in '000s):

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,716	$15	$(257)	$22,474
States, municipalities and political subdivisions	10,647	25	(202)	10,470
Corporate
Banking/financial services	22,890	105	(143)	22,852
Consumer goods	8,637	45	(89)	8,593
Capital goods	7,807	109	(43)	7,873
Energy	3,689	88	(42)	3,735
Telecommunications/utilities	7,746	22	(151)	7,617
Health care	1,376	3	(22)	1,357
Total Corporate	52,145	372	(490)	52,027
Mortgage Backed
Mortgage backed - agency	34,332	98	(416)	34,014
Mortgage backed - commercial	21,277	132	(251)	21,158
Total Mortgage Backed	55,609	230	(667)	55,172
Other asset backed	16,334	39	(29)	16,344
Total Fixed Income Securities	$157,451	$681	$(1,645)	$156,487
Equities	5,598	625	—	6,223
Totals	$163,049	$1,306	$(1,645)	$162,710

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,555	$12	$(84)	$23,483
States, municipalities and political subdivisions	21,974	232	(52)	22,154
Corporate
Banking/financial services	21,963	117	(166)	21,914
Consumer goods	7,813	43	(121)	7,735
Capital goods	15,524	127	(556)	15,095
Energy	4,807	—	(401)	4,406
Telecommunications/utilities	12,298	27	(450)	11,875
Health care	3,038	—	(17)	3,021
Total Corporate	65,443	314	(1,711)	64,046
Mortgage Backed
Mortgage backed - agency	34,874	112	(313)	34,673
Mortgage backed - commercial	19,961	158	(244)	19,875
Total Mortgage Backed	54,835	270	(557)	54,548
Other asset backed	19,648	14	(120)	19,542
Total Fixed Income Securities	$185,455	$842	$(2,524)	$183,773
Equities	4,147	139	(46)	4,240
Totals	$189,602	$981	$(2,570)	$188,013

The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in '000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of December 31,	2016
	Amortized Cost	Fair Value
Due in less than one year	$8,729	$8,732
Due in one through five years	43,772	43,808
Due after five through ten years	27,618	27,263
Due after ten years	5,389	5,168
Total contractual maturity	85,508	84,971
Total mortgage and asset backed	71,943	71,516
Total	$157,451	$156,487
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
There were no other-than-temporary impairments recorded for the years ended December 31, 2016, 2015, and 2014 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company's investments in fixed income securities and equities is presented as follows ($ in '000s):

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$16,187	$(257)	$—	$—	$16,187	$(257)
States, municipalities and political subdivisions	7,604	(202)	—	—	7,604	(202)
Corporate
Banking/financial services	12,429	(143)	132	—	12,561	(143)
Consumer goods	5,453	(83)	222	(6)	5,675	(89)
Capital goods	3,224	(37)	100	(6)	3,324	(43)
Energy	229	(1)	959	(41)	1,188	(42)
Telecommunications/utilities	2,620	(73)	962	(78)	3,582	(151)
Health care	476	(22)	—	—	476	(22)
Total Corporate	24,431	(359)	2,375	(131)	26,806	(490)
Mortgage Backed
Mortgage backed - agency	21,818	(372)	2,092	(44)	23,910	(416)
Mortgage backed - commercial	10,235	(205)	2,053	(46)	12,288	(251)
Total Mortgage Backed	32,053	(577)	4,145	(90)	36,198	(667)
Other asset backed	977	(2)	4,118	(27)	5,095	(29)
Total Fixed Income Securities	$81,252	$(1,397)	$10,638	$(248)	$91,890	$(1,645)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$9,712	$(49)	$3,256	$(35)	$12,968	$(84)
States, municipalities and political subdivisions	5,870	(46)	553	(6)	6,423	(52)
Corporate
Banking/financial services	12,216	(161)	595	(5)	12,811	(166)
Consumer goods	6,044	(121)	—	—	6,044	(121)
Capital goods	9,425	(428)	755	(128)	10,180	(556)
Energy	3,862	(337)	544	(64)	4,406	(401)
Telecommunications/utilities	8,811	(450)	—	—	8,811	(450)
Health care	3,021	(17)	—	—	3,021	(17)
Total Corporate	43,379	(1,514)	1,894	(197)	45,273	(1,711)
Mortgage Backed
Mortgage backed - agency	25,168	(255)	1,921	(58)	27,089	(313)
Mortgage backed - commercial	10,022	(129)	3,445	(115)	13,467	(244)
Total Mortgage Backed	35,190	(384)	5,366	(173)	40,556	(557)
Other asset backed	16,203	(113)	1,084	(7)	17,287	(120)
Total Fixed Income Securities	$110,354	$(2,106)	$12,153	$(418)	$122,507	$(2,524)
Equities	1,062	(46)	—	—	1,062	(46)
Totals	$111,416	$(2,152)	$12,153	$(418)	$123,569	$(2,570)

As of December 31, 2016, we held 316 individual fixed income securities that were in an unrealized loss position, of which 39 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2015, we held 435 and 1 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 35 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the years ended December 31, 2016 and 2015, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the years ended December 31, 2016, 2015, and 2014 ($ in '000s):

Year Ended December 31,	2016	2015	2014
Total investment income
Interest income	$3,747	$3,371	$2,848
Dividends	—	43	20
Income from other investments	1,942	1,344	693
Investment expenses	(865)	(782)	(451)
Net investment income	$4,824	$3,976	$3,110
The following table presents the aggregate proceeds, gross realized gains and gross realized losses from sales of fixed income securities and equities for the years ended December 31, 2016, 2015, and 2014 ($ in '000s):

	2016			2015			2014
	Proceeds from Sales	Gains on Sales	Losses on Sales	Proceeds from Sales	Gains on Sales	Losses on Sales	Proceeds from Sales	Gains on Sales	Losses on Sales
Fixed income securities	$57,938	$1,284	$(119)	$38,401	$574	$(86)	$24,942	$425	$(59)
Equities	662	65	—	1,402	69	(81)	13	6	—
Total	$58,600	$1,349	$(119)	$39,803	$643	$(167)	$24,955	$431	$(59)
The following table summarizes the components of net investment realized gains (losses) for the years ended December 31, 2016, 2015, and 2014 ($ in '000s):

Year Ended December 31,	2016	2015	2014
Fixed income securities	$1,165	$487	$366
Equities	65	(12)	6
Other	—	(20)	10
Net investment realized gains	$1,230	$455	$382
Other Investments:
Atlas' other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or catastrophe bonds. Atlas accounts for these limited partnership investments using the equity method of accounting. As of December 31, 2016, the carrying values of these other investments were approximately $32.2 million versus approximately $22.9 million as of December 31, 2015. The carrying values of the equity method limited partnerships were $24.9 million and $22.8 million as of December 31, 2016 and December 31, 2015, respectively. The carrying value of these investments is Atlas' share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $7.2 million and $98,000 as of December 31, 2016 and December 31, 2015, respectively.

The following table summarizes investments in equity method investments by investment type as of December 31, 2016 and December 31, 2015 ($ in '000s):

	Unfunded Commitments	Carrying Value
As of December 31,	2016	2016	2015
Real estate	$2,497	$10,514	$10,202
Insurance linked securities	—	9,178	8,747
Activist hedge funds	—	4,336	3,685
Venture capital	300	906	205
Total Equity Method Investments	$2,797	$24,934	$22,839
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan's expected future repayment cash flows. As of December 31, 2016 and as of December 31, 2015, the Company had no valuation allowances established for impaired loans.
Collateral pledged:
As of December 31, 2016 and 2015, bonds and term deposits with a fair value of $15.1 million and $15.8 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of December 31, 2016 and as of December 31, 2015, the amounts of such pledged securities were $5.6 million and $3.6 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
The following table summarizes Atlas' investments at fair value as of December 31, 2016 and December 31, 2015 ($ in '000s):

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,474	$—	$—	$22,474
States, municipalities and political subdivisions	—	10,470	—	10,470
Corporate
Banking/financial services	—	22,852	—	22,852
Consumer goods	—	8,593	—	8,593
Capital goods	—	7,873	—	7,873
Energy	—	3,735	—	3,735
Telecommunications/utilities	—	7,617	—	7,617
Health care	—	1,357	—	1,357
Total Corporate	—	52,027	—	52,027
Mortgage Backed
Mortgage backed - agency	—	34,014	—	34,014
Mortgage backed - commercial	—	21,158	—	21,158
Total Mortgage Backed	—	55,172	—	55,172
Other asset backed	—	16,344	—	16,344
Total Fixed Income Securities	$22,474	$134,013	$—	$156,487
Equities	6,223	—	—	6,223
Totals	$28,697	$134,013	$—	$162,710

December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$23,483	$—	$—	$23,483
States, municipalities and political subdivisions	—	22,154	—	22,154
Corporate
Banking/financial services	—	21,914	—	21,914
Consumer goods	—	7,735	—	7,735
Capital goods	—	15,095	—	15,095
Energy	—	4,406	—	4,406
Telecommunications/utilities	—	11,875	—	11,875
Health care	—	3,021	—	3,021
Total Corporate	—	64,046	—	64,046
Mortgage Backed
Mortgage backed - agency	—	34,673	—	34,673
Mortgage backed - commercial	—	19,875	—	19,875
Total Mortgage Backed	—	54,548	—	54,548
Other asset backed	—	19,542	—	19,542
Total Fixed Income Securities	$23,483	$160,290	$—	$183,773
Equities	4,240	—	—	4,240
Totals	$27,723	$160,290	$—	$188,013

Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of December 31, 2016. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of December 31, 2016 and December 31, 2015. There were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2016 and 2015.
7. INCOME TAXES
Atlas' effective tax rate was (416.8)%, 34.5%, and (48.3)% for the years ended December 31, 2016, 2015, and 2014, respectively. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in '000s):

Year Ended December 31,	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$179	35.0%	$7,716	35.0%	$4,058	34.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—%	—	—%	(9,446)	(79.1)%
Nondeductible expenses	24	4.7%	124	0.6%	136	1.1%
Tax-exempt income	(39)	(7.6)%	(89)	(0.4)%	—	—%
State tax (net of federal benefit)	28	5.5%	118	0.5%	11	0.1%
Tax net operating loss limitation write-down (excluding valuation allowance)	—	—%	—	—%	(519)	(4.3)%
Nondeductible acquisition accounting adjustment	(2,204)	(430.5)%	329	1.5%	—	—%
Change in statutory tax rate	—	—%	(471)	(2.1)%	—	—%
Other	(122)	(23.9)%	(111)	(0.6)%	(7)	(0.1)%
Provision for income taxes for continuing operations	$(2,134)	(416.8)%	$7,616	34.5%	$(5,767)	(48.3)%
Income tax (benefit) expense consists of the following for the years ended December 31, 2016, 2015, and 2014 ($ in '000s):

Year Ended December 31,	2016	2015	2014
Current tax (benefit) expense	$(2,586)	$7,790	$3,009
Deferred tax expense (benefit), net of change in valuation allowance	452	(174)	(8,776)
Total	$(2,134)	$7,616	$(5,767)
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
On July 22, 2013, due to shareholder activity, a "triggering event" as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company's net operating loss and other carryforwards will be limited as a result of this "ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company's shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $14.5 million as of December 31, 2016.

The components of deferred income tax assets and liabilities as of December 31, 2016 and December 31, 2015 are as follows ($ in '000s):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Losses carried forward	$14,535	$12,656
Unpaid claims liabilities and unearned premiums	8,546	8,122
Tax credits	662	662
Investments	—	36
Commissions	1,269	1,306
All other	2,184	1,457
Total gross deferred tax assets	27,196	24,239

Deferred tax liabilities:
Deferred policy acquisition costs	4,628	3,582
Investments	475	—
Fixed assets	559	401
Intangible assets	1,328	1,465
All other	1,708	1,625
Total gross deferred tax liabilities	8,698	7,073
Net deferred tax assets	$18,498	$17,166
Amounts and expiration dates of the operating loss carryforwards as of December 31, 2016 are as follows ($ in '000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,235
2015	2035	1
Total		$41,529
Atlas has not established a valuation allowance for its gross future deferred tax assets as of December 31, 2016 or as of December 31, 2015. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. The Company, therefore, released its remaining valuation allowance as of December 31, 2014.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2016, 2015, and 2014. The IRS completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax. Tax years 2013 and years thereafter are subject to examination by the Internal Revenue Service ("IRS").

8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of the headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the five year lease term, which ends in May 2017. Atlas recognized $43,000 as an offset to rent expense for the years ended December 31, 2016, 2015, and 2014. Total rental expense recognized on the headquarters building was $743,000, $704,000 and $707,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in rental expense on the headquarters building for the year ended December 31, 2016 was primarily due to the leasing of additional space.
As of December 31, 2016, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year ($ in '000s):

Year	2017	2018	2019	2020	2021	2022 & Beyond	Total
Amount	$1,033	$997	$996	$990	$946	$146	$5,108
Excluded from the table above is the remaining amount for the headquarter building due to a remaining noncancelable lease term of less than one year and future sublease income related to an existing lease due to the uncertain timing of the beginning of the sublease. Total rental expense for the headquarter building in 2017 will be approximately $661,000.
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of December 31, 2016, the unfunded commitments are $2.8 million.
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
Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claims handling expenses and the unfunded amount of “covered” claims and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy's limit, the applicable guaranty fund covered claims obligation cap, or 100% of statutorily defined workers' compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged.
In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities. Atlas' proportionate share of these various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers' compensation second-injury funds, reinsurance funds and other state insurance facilities is not material.

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of December 31, 2016 and December 31, 2015 (excluding assets held for sale) ($ in '000s):

As of December 31,	2016	2015
Buildings	$7,425	$—
Land	1,840	—
Building improvements	139	—
Leasehold improvements	527	507
Internal use software	8,078	7,611
Computer equipment	2,464	2,225
Furniture and other office equipment	586	593
Total	$21,059	$10,936
Accumulated depreciation	(9,289)	(8,347)
Total property and equipment, net	$11,770	$2,589
Depreciation expense and amortization was $1.0 million, $966,000, and $856,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
During the year ended December 31, 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace the current leased office space in the late second or early third quarter of 2017. Atlas plans to move into the new location after the necessary renovations are completed. There is currently an unaffiliated tenant leasing one of the three floors of the new building. There was no depreciation expense related to the building recorded for the year ended December 31, 2016.
Effective July 1, 2015, the Company implemented a new policy management software and began amortizing the cost of the software. Total capitalized cost of the software was approximately $2.1 million. Amortization expense for the new software for the years ended December 31, 2016 and 2015 were $401,000 and $186,000, respectively.
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
Atlas monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Letters of credit are maintained for any unauthorized reinsurer to cover ceded unearned premium, ceded claims and claims adjustment expense reserve balances and ceded paid claims. These policies mitigate the risk of credit quality or dispute from becoming a danger to financial strength. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables.

Premiums written, premiums earned and amounts related to reinsurance as of and for the years ended December 31, 2016, 2015, and 2014 are as follows ($ in '000s):

	2016	2015	2014
Direct premiums written	$221,723	$208,570	$122,339
Assumed premiums written	3,372	716	93
Ceded premiums written	(45,028)	(39,609)	(11,011)
Net premiums written	$180,067	$169,677	$111,421

Direct premiums earned	$217,053	$182,376	$107,587
Assumed premiums earned	3,074	634	126
Ceded premiums earned	(49,069)	(30,946)	(9,589)
Net premiums earned	$171,058	$152,064	$98,124

Ceded claims and claims adjustment expenses	32,496	19,113	8,783
Ceding commissions	12,065	7,798	2,374

Reinsurance recoverables on unpaid claims and claims adjustment expenses	35,370	29,399	18,421
Prepaid reinsurance premiums	13,372	17,412	3,628
Reinsurance recoverables on paid claims and claims adjustment expenses	7,786	3,277	2,230

11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the years ended December 31, 2016, 2015, and 2014 were as follows ($ in '000s):

As of the year ended December 31,	2016	2015	2014
Unpaid claims and claims adjustment expenses, beginning of period	$127,011	$102,430	$101,385
Less: reinsurance recoverable	29,399	18,421	18,144
Net unpaid claims and claims adjustment expenses, beginning of period	97,612	84,009	83,241

Net reserves acquired	—	19,396	—

Change in retroactive reinsurance ceded	107	2,037	2,415

Incurred related to:
Current year	102,133	89,828	61,680
Prior years	32,613	166	(602)
	134,746	89,994	61,078
Paid related to:
Current year	39,652	32,402	19,427
Prior years	89,179	65,422	43,298
	128,831	97,824	62,725

Net unpaid claims and claims adjustment expenses, end of period	103,634	97,612	84,009
Add: reinsurance recoverable	35,370	29,399	18,421
Unpaid claims and claims adjustment expenses, end of period	$139,004	$127,011	$102,430
The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results may deviate, perhaps substantially, from the best estimates made.

Atlas experienced $32.6 million in unfavorable prior accident year development for the year ended December 31, 2016 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Excluding pre-acquisition Global Liberty reserve development, the development of our core lines on prior accident years was $23.2 million for the year ended December 31, 2016. Michigan commercial automobile claims accounted for approximately 62.5% of this development. Pre-acquisition Global Liberty claims reserve development was $7.9 million for the year ended December 31, 2016. The remaining unfavorable prior year development of $1.5 million for the year ended December 31, 2016 is attributable to assigned risk pools and run-off of non-core business.
Atlas experienced $166,000 in unfavorable prior year development for the year ended December 31, 2015 as reflected as incurred related to prior years in the table above. Prior accident year development on non-core lines and assigned risk pools was $870,000 for the year ended December 31, 2015. This increase was offset by favorable prior accident year development of $475,000 and $230,000 on our core lines and pre-acquisition Global Liberty claims reserves, respectively. This favorable development on our core lines was attributable to our traditional taxi and excess taxi products.
Atlas experienced favorable prior year development during the year ended December 31, 2014 of $352,000 on its core lines and $250,000 on its non-core lines as reflected as incurred related to prior years in the table above. The favorable development on our core lines was primarily related to pre-acquisition Gateway claims reserves.
Short-duration insurance contracts
For purposes of this discussion, Atlas will disaggregate data based on the type of coverage into commercial automobile liability, including personal injury protection, and all other lines. Commercial automobile liability is the main line of business that Atlas operates. All other lines includes commercial automobile physical damage, taxi workers' compensation, other liability and Atlas' short duration lines that are currently in run-off. Amounts related to the Gateway and Global Liberty acquisitions have been included retrospectively for all years presented in the tables below.
Claims payments and changes in reserves may be made on accidents that occurred in prior years, not solely on business that is currently insured. Calendar year claims consist of payments and reserve changes that have been recorded in the financial statements during the applicable reporting period, without regard to the period in which the accident occurred. Calendar year results do not change after the end of the applicable reporting period, even as new claim information develops. Accident year claims consist of payments and reserve changes that are assigned to the period in which the accident occurred. Accident year results will change over time as the estimates of claims change due to payments and reserve changes for all accidents that occurred during that period.

The following is information about incurred and paid claims and claims adjustment expenses development for the year ended December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2007 to 2015, is presented as unaudited supplementary information.
Commercial Automobile Liability

Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in '000s, except cumulative number of reported claims)
	For the Years Ended December 31,										As of the year ended December 31, 2016
Accident Year	2007 unaudited	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	Incurred but Not Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
2007	$30,198	$29,158	$29,811	$31,068	$33,028	$33,249	$34,160	$34,146	$34,448	$34,644	$19	19,853
2008		29,391	29,434	29,225	29,543	27,922	28,015	27,474	28,005	28,496	68	15,763
2009			37,394	40,309	43,889	43,604	42,909	42,326	42,987	43,728	121	13,230
2010				35,877	34,677	35,711	37,026	37,205	38,002	38,841	251	8,562
2011					31,044	38,822	34,887	34,720	35,136	36,080	241	7,819
2012						35,948	37,839	38,972	40,429	44,627	810	9,353
2013							48,449	48,636	53,656	64,687	617	11,658
2014								61,145	53,005	69,555	3,787	14,438
2015									69,060	67,184	9,078	18,407
2016										80,824	38,517	16,457
Total									Total	$508,666

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in '000s)
	For the Years Ended December 31,
Accident Year	2007 unaudited	2008 unaudited	2009[1] unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016
2007	$5,392	$12,698	$3,030	$13,901	$22,937	$29,255	$31,398	$33,134	$33,787	$34,524
2008		6,201	(6,438)	7,256	16,010	20,234	23,282	25,060	27,039	28,136
2009			(3,218)	10,711	24,468	31,784	36,385	39,664	42,030	43,287
2010				10,097	20,483	26,654	31,300	34,831	37,051	38,187
2011					8,725	18,980	24,978	29,660	33,217	35,324
2012						8,385	18,230	26,995	35,563	41,587
2013							10,358	27,198	43,117	59,973
2014								15,404	38,257	60,486
2015									18,597	49,556
2016										21,850
Total										$412,910
All outstanding liabilities before 2007, net of reinsurance										149
Liabilities for claims and allocated claims adjustment expenses, net of reinsurance										$95,905

[1] - year 2009 - negative amounts resulted from the commutation of reinsurance agreements

Other short-duration lines

Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in '000s, except cumulative number of reported claims)
	For the Years Ended December 31,										As of the year ended December 31, 2016
Accident Year	2007 unaudited	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	Incurred but Not Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
2007	$23,699	$25,236	$26,956	$26,184	$25,705	$25,467	$25,601	$25,488	$25,475	$25,513	$5	33,296
2008		34,673	38,502	36,796	36,489	36,580	36,576	36,222	36,254	36,260	8	47,049
2009			35,688	34,764	34,626	35,453	36,343	36,202	36,736	37,061	93	27,846
2010				26,884	27,729	24,714	24,922	24,392	24,456	24,477	24	14,330
2011					20,315	22,176	22,310	21,782	22,122	22,941	599	10,001
2012						13,054	12,723	13,634	13,854	13,934	129	3,614
2013							5,897	4,754	4,556	4,687	18	2,148
2014								6,645	6,849	6,978	116	2,937
2015									8,320	8,616	277	3,942
2016										9,357	277	4,397
Total									Total	$189,824

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in '000s)
	For the Years Ended December 31,
Accident Year	2007 unaudited	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016
2007	$12,845	$20,777	$20,384	$23,725	$24,392	$24,769	$25,016	$25,385	$25,410	$25,492
2008		21,304	23,263	30,657	33,915	35,442	36,112	36,149	36,222	36,224
2009			11,296	25,422	30,343	33,186	34,375	35,785	36,164	36,499
2010				14,182	20,420	22,596	23,812	24,225	24,368	24,414
2011					11,517	17,419	19,696	20,939	21,600	22,235
2012						6,446	9,789	11,554	12,782	13,343
2013							4,195	4,602	4,603	4,612
2014								6,154	6,677	6,728
2015									7,886	8,154
2016										9,413
Total										$187,114
All outstanding liabilities before 2007, net of reinsurance										830
Liabilities for claims and allocated claims adjustment expenses, net of reinsurance										$3,540
Incurred claims and allocated claim adjustment expenses, net of reinsurance, show how the initial estimate of incurred claims develop for each of the past 10 accident years. Incurred but not reported liabilities, net of reinsurance, by accident year are estimates that are based on the difference between the reported claims and the estimate of the ultimate paid claims and claims adjustment expenses for known and unknown claims. These estimates involve actuarial and statistical projections at a given point in time of what we expect the cost of the ultimate settlement and administration of known and unknown claims. The process reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilize a third party actuarial firm to assist us in the estimation process.
The cumulative number of reported claims for commercial automobile liability was calculated using actual number of claims at the feature/coverage level. For the other lines, claim counts were calculated using actual claim counts at the feature/coverage level for all claims excluding those from assigned risk pools and surety. The actual claim counts for assigned risk pools and surety may not be available for all years presented and are therefore not included in the reported claims amounts.

The reconciliation of the net incurred and paid claims and claims adjustment expenses development tables to the liability for claims and claims adjustment expenses in the consolidated statement of financial position as of December 31, 2016 is as follows ($ in '000s):

As of December 31,	2016
Net outstanding liabilities:
Commercial automobile liability	$95,905
Other short-duration lines	3,540
Unpaid claims and allocated claims adjustment expenses, net of reinsurance	99,445

Reinsurance recoverable on unpaid claims and claims adjustment expenses:
Commercial automobile liability	31,511
Other short-duration lines	3,859
Total reinsurance recoverable on unpaid claims and claims adjustment expenses	35,370

Unallocated claims adjustment expenses	5,550
Retroactive reinsurance ceded	(1,361)
Total	4,189

Unpaid claims and claims adjustment expenses, gross of reinsurance	$139,004
The following is supplementary information about the average annual percentage payout of incurred claims by age, net of amounts recoverable from reinsurers, for the year ended December 31, 2016 (amounts are unaudited).

Years	1	2	3	4	5	6	7	8	9	10
Commercial automobile liability	19.2%	21.2%	20.0%	21.3%	14.0%	9.6%	5.2%	4.9%	2.9%	2.1%
Other short-duration lines	66.4%	18.8%	8.0%	7.0%	3.1%	2.1%	0.6%	0.9%	0.1%	0.3%
12. SHARE-BASED COMPENSATION
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

Stock options - Stock option activity for the years ended December 31, 2016 and 2015 follows (prices in Canadian dollars designated with "C$" and United States dollars designated with "US$"):

	2016		2015
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	224,623	C$6.05
Granted	—	—	—	—
Exercised	—	—	(36,895)	C$5.21
Outstanding, end of period	187,728	C$6.22	187,728	C$6.22

	2016		2015
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	175,000	US$13.26
Granted	—	—	200,000	US$20.29
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
Information about options outstanding as of December 31, 2016 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	96,060	96,060
January 11, 2013	January 11, 2023	91,668	91,668
March 6, 2014	March 6, 2024	175,000	116,667
March 12, 2015	March 12, 2025	200,000	—
Total		562,728	304,395
There are 304,395 stock options that are exercisable as of December 31, 2016. The stock option grants outstanding have a weighted average remaining life of 6.82 years and have an intrinsic value of $3.4 million as of December 31, 2016. On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan.
The awards vest in 5 equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.  As of December 31, 2016, performance targets linked to these awards were not achieved and therefore no vesting has occurred.
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

Restricted shares - The activity for the restricted voting common shares and restricted share units for the years ended December 31, 2016 and 2015 are as follows:

	2016		2015
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	348,155	$15.53	185,190	$12.20
Granted	—	—	200,000	17.99
Vested	(37,035)	12.20	(37,035)	12.20
Non-vested, end of period	311,120	$15.92	348,155	$15.53
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the income statement. Atlas recognized $1.6 million, $1.8 million and $1.5 million in share-based compensation expense, including income tax expense, for the years ended December 31, 2016, 2015, and 2014, respectively. Total unearned share-based compensation expense was $1.0 million related to all stock option grants and $2.2 million related to restricted voting common shares and restricted share units as of December 31, 2016. This unearned share-based compensation expense will be amortized over the next 38 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas' matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $424,000, $300,000, and $204,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas' matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. For the years ended December 31, 2016, 2015, and 2014, Atlas' costs incurred related to the matching portion of the ESPP were $199,000, $151,000, and $113,000, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

As of December 31,		2016		2015
	Shares Authorized	Shares Issued and Outstanding	Amount ($ in '000s)	Shares Issued and Outstanding	Amount ($ in '000s)
Preferred Shares	100,000,000	—	$—	6,940,500	$6,941

Ordinary voting common shares	266,666,667	11,895,104	$36	11,883,025	$36
Restricted voting common shares	33,333,334	128,191	—	132,863	—
Total common shares	300,000,001	12,023,295	$36	12,015,888	$36

All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, "Kingsway"). The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway-owned shares are sold to non-affiliates of Kingsway. During 2016, 4,672 restricted voting common shares were converted to ordinary voting common shares due to the sale by Kingsway of the shares to a non-affiliate.
There were 22,224 and 29,631 non-vested restricted stock units ("RSUs") as of December 31, 2016 and December 31, 2015, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the year ended December 31, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. During the year ended December 31, 2015, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs and 200,000 non-vested restricted voting common shares to a director and the officers, respectively. During the year ended December 31, 2015, the Company issued 36,895 ordinary voting common shares to a director as a result of exercising options. These shares were granted and issued under the Company's Equity Incentive Plan.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the company canceled 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. As of December 31, 2016, there were no outstanding preferred shares. The preferred shares redeemed and canceled during 2016 and the preferred shares issued during the first quarter of 2015 pursuant to the Gateway stock purchase agreement have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the income statement in the period that the contingency is re-estimated. The Anchor cancellation was recorded as a recovery of acquisition expense.
Preferred shareholders are entitled to dividends on a cumulative basis, whether or not declared by the Board of Directors, at the rate of $0.045 per share per year (4.5%) and may be paid in cash or in additional preferred shares at the option of Atlas. In liquidation, dissolution or winding-up of Atlas, preferred shareholders receive the greater of $1.00 per share plus all declared and unpaid dividends or the amount they would receive in liquidation if the preferred shares had been converted to restricted voting common shares or ordinary voting common shares immediately prior to liquidation. Preferred shareholders are not entitled to vote.
The former owners of Gateway and Anchor earned $94,000 and $187,000, respectively, in dividends on the preferred shares during the year ended December 31, 2016. On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. As of December 31, 2016, Atlas has accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remains unpaid. As of December 31, 2016, the paid claims development on Global Liberty's pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor. As of December 31, 2016, there were no preferred shares outstanding.
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary voting common shares were offered in a subsequent public offering in the United States at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities.
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

Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, typically 12 months. Deferred policy acquisition costs for the years ended December 31, 2016, 2015, and 2014 ($ in '000s) were:

Year Ended December 31,	2016	2015	2014
Balance, beginning of period	$10,235	$8,166	$6,674
Acquisition costs deferred	21,790	20,661	15,540
Amortization charged to income	(18,803)	(18,592)	(14,048)
Balance, end of period	$13,222	$10,235	$8,166
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio was allocated to other than fixed income (“OTFI”) investments in investment vehicles which are considered related-party transactions and which represented 8.4% and 3.6% of invested assets of the Company as of December 31, 2016 and December 31, 2015, respectively.  In these transactions, one or more of the Company’s directors or entities affiliated with such directors may invest in and manage these vehicles.  Under the Company’s current investment guidelines, OTFI investments (including any related party OTFI investments) may not exceed the lesser of a total of 15% of the Company’s overall invested assets or 50% of the Company’s statutory surplus (“Allowable OTFI Allocation”), with no new single investment to represent more than 20% of the Company’s Allowable OTFI Allocation assets at the time said investment is made. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors.  The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

($ in ‘000s, except per share data)
	2016
	Q4	Q3	Q2	Q1
Gross premium written	$51,984	$60,733	$48,353	$64,025
Net premium earned	44,252	43,251	41,802	41,753
Net (loss) income	(13,561)	6,496	4,900	4,811
Net (loss) income attributable to common shareholders	(13,608)	6,423	4,822	4,728
(Loss) earnings per common share basic	$(1.13)	$0.53	$0.40	$0.39
(Loss) earnings per common share diluted	$(1.13)	$0.51	$0.38	$0.38

($ in ‘000s, except per share data)
	2015
	Q4	Q3	Q2	Q1
Gross premium written	$52,423	$65,315	$46,575	$44,973
Net premium earned	41,927	41,666	38,304	30,167
Net income	4,333	4,024	3,936	2,137
Net income attributable to common shareholders	4,253	3,943	3,856	2,102
Earnings per common share basic	$0.35	$0.33	$0.32	$0.18
Earnings per common share diluted	$0.34	$0.32	$0.31	$0.17
18. NOTES PAYABLE
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

On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit ("Draw Amount"), which can be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 5.27% as of December 31, 2016. The Loan Agreement also includes a $5.0 million revolving line of credit ("Revolver") that bears interest at one month LIBOR plus 2.75%, effectively 3.52% as of December 31, 2016. This $5.0 million revolving line of credit may be drawn upon until May 7, 2018 and replaces the $10.0 million revolving line of credit American Acquisition previously had in place with Fifth Third Bank under the Former Loan Agreement.
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
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (the "EBITDA Ratio"). The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”).
At December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.  In February 2017, American Acquisition filed its statutorily required financial statements for the year ended December 31, 2016, which are used to determine on-going compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening described in this annual report on Form 10-K and its effect on American Acquisition’s December 31, 2016 financial statements, American Acquisition is not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017.  American Acquisition has a thirty day period to cure this covenant non-compliance and the Company and American Acquisition have been in discussions with the lender regarding a modification to the loan covenants to more specifically address the effects of reserve modifications and/or obtaining a waiver with respect to the existing non-compliance.
As of December 31, 2016, $3.9 million in funds were accessed from the Revolver, of which $2,000,000 was accessed during 2016, including a portion that was used to repurchase preferred shares from the former owner of Gateway while $100,000 was repaid during 2016. $15.5 million in funds were accessed against the Draw Amount as of December 31, 2016. All $15.5 million of the Draw Amount was accessed in 2015 and contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. No letters of credit were issued under the terms of this Loan Agreement as of December 31, 2016. As of December 31, 2016, the unused funds for the Revolver and the Draw Amount were $1.1 million and $14.5 million, respectively. The unused funds for the Draw Amount can no longer be drawn.
For the year ended December 31, 2016, American Acquisition incurred interest expense, including amortized loan costs, of $1.0 million in connection with the Loan Agreement. For the year ended December 31, 2015, interest expense, including amortized loan costs, was $694,000. As of December 31, 2016, unamortized bank fees associated with the Loan Agreement were $213,000. These bank fees will be amortized over the next 38 months.
Notes payable outstanding as of December 31, 2016 and 2015 ($ in '000s) were:

	December 31, 2016	December 31, 2015
Revolver	$3,900	$2,000
Draw Amount	15,500	15,500
Total outstanding borrowings	19,400	17,500
Unamortized issuance costs	(213)	(281)
Total notes payable	$19,187	$17,219

19. STATUTORY INFORMATION
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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million, and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code, and New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Subsidiaries is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve month period.
Net loss computed under statutory-basis accounting was $1.3 million, $1.2 million, $1.1 million, and $49,000 for American Country, American Service, Gateway and Global Liberty, respectively, for the year ended December 31, 2016. Net income for the year ended December 31, 2015 was $3.4 million, $6.1 million, $2.0 million, and $1.2 million for American Country, American Service, Gateway and Global Liberty, respectively. The combined statutory capital and surplus of the Insurance Subsidiaries was $113.9 million and $118.5 million as of December 31, 2016 and December 31, 2015, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the years ended December 31, 2016 and 2015.
20. CHANGE IN ACCOUNTING PRINCIPLE
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
The following line items presented in the Consolidated Statements of Financial Position as of December 31, 2015 were affected by the adoption of the new disclosure:

($ in '000s)	As Originally Reported	As Adjusted	Effect of Change

Impact on Assets as of December 31, 2015:
Other assets[1]	$6,975	$6,694	$(281)
Total Assets	411,573	411,292	(281)
Impact on Liabilities and Shareholders' Equity as of December 31, 2015:
Notes payable	17,500	17,219	(281)
Total Liabilities	281,951	281,670	(281)
Total Liabilities and Shareholders' Equity	411,573	411,292	(281)
1 - Other assets as of December 31, 2015 includes the balance previously reported as Assets held for sale under the column "As Originally Reported"

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
Based on management’s evaluation as of December 31, 2016, our president and chief executive officer and our vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting is effective as of December 31, 2016.
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
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our proxy statement relating to our 2017 annual general meeting of shareholders ("Proxy Statement"), which information is incorporated by reference in this Annual Report on Form 10-K.
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

10.23
Modification of Loan Documents, dated May 7, 2016, by and between American Insurance Acquisition, Inc. and Fifth Third Bank (incorporated by reference from our current report on Form 8-K filed May 10, 2016)

21	List of Subsidiaries
23.1	Consent of BDO USA, LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.
(2) Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed on November 4, 2012.
(*) Management contracts and compensatory plans or agreements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC. (Registrant)
/s/ Paul A. Romano By: Paul A. Romano (Vice President and Chief Financial Officer)
March 13, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 13, 2017
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 13, 2017
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 13, 2017
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 13, 2017
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 13, 2017
/s/ John T. Fitzgerald John T. Fitzgerald	Director	March 13, 2017

Schedule II – Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income

($ in '000s)	Year ended December 31,
	2016	2015	2014
Net investment gain	$—	$7	$16
Other underwriting (income) expense	(4,550)	2,566	1,825
Income (loss) from operations before income tax	4,550	(2,559)	(1,809)
Income tax benefit	(559)	(577)	(498)
Income (loss) before equity in net income of subsidiaries	$5,109	$(1,982)	$(1,311)
Equity in net (loss) income of subsidiaries	(2,463)	16,412	19,013
Net income	$2,646	$14,430	$17,702

Other comprehensive income (loss):
Changes in net unrealized gains (losses)	855	(1,912)	2,029
Reclassification to income of net realized gains	394	203	257
Effect of income tax	(437)	597	(777)
Other comprehensive income (loss) for the period	812	(1,112)	1,509
Total comprehensive income	$3,458	$13,318	$19,211

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in '000s, except share and per share data)	December 31,
	2016	2015
Assets
Cash and cash equivalents	$271	$162
Accounts receivable and other assets	—	479
Deferred tax asset, net	3,404	766
Investment in subsidiaries	126,564	128,215
Total Assets	$130,239	$129,622

Liabilities
Other liabilities and accrued expenses	$2,897	$—
Total Liabilities	$2,897	$—

Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: December 31, 2016 - 0 and December 31, 2015 - 6,940,500. Liquidation value $1.00 per share	$—	$6,941
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: December 31, 2016 - 11,895,104 and December 31, 2015 - 11,883,025	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2016 - 128,191 and December 31, 2015 - 132,863	—	—
Additional paid-in capital	199,244	198,041
Retained deficit	(71,718)	(74,364)
Accumulated other comprehensive loss, net of tax	(220)	(1,032)
Total Shareholders’ Equity	127,342	129,622
Total Liabilities and Shareholders’ Equity	$130,239	$129,622

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

($ in '000s)	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$2,646	$14,430	$17,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiaries	2,463	(16,412)	(19,013)
Share-based compensation expense	1,612	1,819	1,469
Deferred income taxes	(417)	(251)	(301)
Expenses (recovered) incurred pursuant to stock purchase agreements	(6,623)	941	—
Net changes in operating assets and liabilities:
Accounts receivable and other assets	479	(476)	22
Other liabilities and accrued expenses	2,897	(34)	(112)
Net cash flows provided by (used in) operating activities	3,057	17	(233)

Investing activities:
Capital contributions made to subsidiaries	—	(23,428)	(1,650)
Net cash flows used in investing activities	—	(23,428)	(1,650)

Financing activities:
Preferred share buyback	(2,539)	—	—
Proceeds from U.S. public offering, net of offering costs	—	—	25,021
Preferred dividends paid	(409)	—	—
Options exercised	—	145	1
Net cash flows (used in) provided by financing activities	(2,948)	145	25,022
Net change in cash and cash equivalents	109	(23,266)	23,139
Cash and cash equivalents, beginning of year	162	23,428	289
Cash and cash equivalents, end of year	$271	$162	$23,428

Supplemental disclosure of cash information:

Cash (recovered) paid for:
Income taxes	$(3,464)	$85	$(210)

Supplemental disclosure of noncash investing and financing activities:
Issuance of preferred shares related to acquisition of subsidiary	$—	$4,000	$—
Issuance of preferred shares related to Gateway stock purchase agreement	—	941	—
Redemption of preferred shares related to Gateway stock purchase agreement	(2,297)	—	—
Cancellation of preferred shares related to Anchor stock purchase agreement	(4,000)	—	—

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
Atlas has no material contingencies, long-term debt obligations or guarantees.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

($ in '000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2016
Premiums earned	$217,053	$(49,069)	$3,074	$171,058	1.8%

December 31, 2015
Premiums earned	$182,376	$(30,946)	$634	$152,064	0.4%

December 31, 2014
Premiums earned	$107,587	$(9,589)	$126	$98,124	0.1%

Schedule V – Valuation and qualifying accounts

($ in '000s)	Balance at Beginning of Period	Charged to Expenses	Other Additions	Deductions	Balance at End of Period
December 31, 2016
Allowance for uncollectible receivables	$846	$2,397	$12	$(889)	$2,366
Valuation allowance for deferred tax assets	—	—	—	—	—

December 31, 2015
Allowance for uncollectible receivables	$560	$566	$8	$(288)	$846
Valuation allowance for deferred tax assets	—	—	—	—	—

December 31, 2014
Allowance for uncollectible receivables	$776	$505	$172	$(893)	$560
Valuation allowance for deferred tax assets	9,446	(9,446)	—	—	—

Schedule VI - Supplemental information concerning property-casualty insurance operations

($ in '000s)	Year Ended December 31,
	2016	2015	2014
Deferred policy acquisition costs	$13,222	$10,235	$8,166
Claims liabilities	139,004	127,011	102,430
Unearned premiums	113,171	108,202	58,950
Net premiums earned	171,058	152,064	98,124
Net investment income	4,824	3,976	3,110
Claims and claims adjustment expenses incurred
Current year	102,133	89,828	61,680
Prior year	32,613	166	(602)
Amortization of deferred policy acquisition costs	18,803	18,592	14,048
Paid claims and claims adjustment expenses	128,831	97,824	62,725
Gross premium written	225,095	209,286	122,432