Form 10-K/A
period 2016-12-31
Atlas Financial Holdings, Inc.
filed 2017-03-22
CIK 1539894

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

Explanatory Note

Atlas Financial Holdings, Inc. (the "Company") is filing this Amendment No. 1 to the Annual Report on Form 10K/A (this "Amendment") to amend its Annual Report on Form 10K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 13, 2017 (the "Original 10K"). This Amendment is being filed solely to correct an administrative error in the content of Exhibit 23.1, Consent of  BDO USA, LLP (the "Consent"). The Consent in the Original 10K inadvertently omitted reference to the Company’s shelf registration statement on Form S-3. A revised and updated Consent is attached hereto as exhibit 23.1. In accordance with Rule 12b15 promulgated under the Securities Exchange Act of 1934, as amended, Part IV, Item 15 of the Original 10-K has been amended and restated in its entirety to reflect the filing of the revised Consent and the certifications described below.

Except for the foregoing, the Original 10K remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original 10K nor does it modify or otherwise update in any way disclosures made in the Original 10K. No revisions are being made to the Company's financial statements or any other disclosure contained in the Original 10K.

This Amendment is an exhibit only filing. Except for the filing of Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed.

In addition, as required by Rule 12b15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company's principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits and Financial Statement Schedules
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Item 8 of the Original 10-K.
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm

(a) (2) The following additional financial statement schedules and independent auditors' report are furnished in the Original 10-K pursuant to the requirements of Form 10-K:
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

(a) (3) The following is a list of the exhibits filed as part of this Amendment. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

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

21(3)	List of Subsidiaries
23.1 +	Consent of BDO USA, LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 32 – Section 1350 Certifications
32.1(3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.
(2) Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed on November 4, 2012.
(3) Filed with the Original10-K
(*) Management contracts and compensatory plans or agreements.
(+) Filed herein
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC. (Registrant)
/s/ Paul A. Romano By: Paul A. Romano (Vice President and Chief Financial Officer)
March 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	March 21, 2017
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	March 21, 2017
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	March 21, 2017
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	March 21, 2017
/s/ Larry G. Swets, Jr. Larry G. Swets, Jr.	Director	March 21, 2017
/s/ John T. Fitzgerald John T. Fitzgerald	Director	March 21, 2017