Form 10-Q
period 2017-03-31
Atlas Financial Holdings, Inc.
filed 2017-05-08
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2017	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
     Large Accelerated Filer ☐                            Accelerated Filer        ☑

Non-Accelerated Filer ☐                            Smaller Reporting Company    ☐
(do not check if a smaller reporting company)
Emerging Growth Company    ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

There were 12,030,703 shares of the Registrant’s common stock outstanding as of May 5, 2017, of which 11,902,512 are ordinary voting common shares and 128,191 are restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,686,948 shares as of May 5, 2017 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $154,778 and $157,451)	$154,179	$156,487
Equity securities, at fair value (cost $4,233 and $5,598)	4,754	6,223
Other investments	32,268	32,181
Total Investments	191,201	194,891
Cash and cash equivalents	35,378	29,888
Accrued investment income	1,440	1,228
Premiums receivable (net of allowance of $2,543 and $2,366)	107,845	77,386
Reinsurance recoverables on amounts paid	7,429	7,786
Reinsurance recoverables on amounts unpaid	33,223	35,370
Prepaid reinsurance premiums	14,639	13,372
Deferred policy acquisition costs	18,758	13,222
Deferred tax asset, net	18,196	18,498
Goodwill	2,726	2,726
Intangible assets, net	4,438	4,535
Property and equipment, net	11,610	11,770
Other assets	11,466	12,905
Total Assets	$458,349	$423,577
Liabilities
Claims liabilities	$127,971	$139,004
Unearned premiums	151,645	113,171
Due to reinsurers	9,486	8,369
Notes payable, net	19,203	19,187
Other liabilities and accrued expenses	17,361	16,504
Total Liabilities	$325,666	$296,235
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: March 31, 2017 and December 31, 2016 - 0. Liquidation value $1.00 per share	$—	$—
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: March 31, 2017 - 11,902,512 and December 31, 2016 - 11,895,104	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2017 and December 31, 2016 - 128,191	—	—
Additional paid-in capital	199,564	199,244
Retained deficit	(66,866)	(71,718)
Accumulated other comprehensive loss, net of tax	(51)	(220)
Total Shareholders’ Equity	$132,683	$127,342
Total Liabilities and Shareholders’ Equity	$458,349	$423,577
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in ‘000s, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended
	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)
Net premiums earned	$48,426	$41,753
Net investment income	1,143	653
Net realized investment gains	134	239
Other income	114	102
Total revenue	49,817	42,747
Net claims incurred	29,300	24,940
Acquisition costs	5,096	4,053
Other underwriting expenses	7,591	6,571
Amortization of intangible assets	97	97
Interest expense	268	233
Expenses recovered pursuant to stock purchase agreements	—	(402)
Total expenses	42,352	35,492
Income from operations before income tax expense	7,465	7,255
Income tax expense	2,613	2,444
Net income	4,852	4,811
Less: Preferred share dividends	—	83
Net income attributable to common shareholders	$4,852	$4,728

Basic weighted average common shares outstanding	12,045,519	12,045,519
Earnings per common share basic	$0.40	$0.39
Diluted weighted average common shares outstanding	12,200,568	12,750,457
Earnings per common share diluted	$0.40	$0.38

Condensed Consolidated Statements of Comprehensive Income

Net income	$4,852	$4,811

Other comprehensive income (loss):
Changes in net unrealized investment gains	349	2,905
Reclassification to net income	(89)	(40)
Effect of income tax	(91)	(1,003)
Other comprehensive income	169	1,862
Total comprehensive income	$5,021	$6,673
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	4,811	—	4,811
Retirement of preferred shares	(402)	—	—	—	—	—	(402)
Other comprehensive income	—	—	—	—	—	1,862	1,862
Share-based compensation	—	—	—	448	—	—	448
Balance March 31, 2016 (unaudited)	$6,539	$36	$—	$198,489	$(69,553)	$830	$136,341

Balance December 31, 2016	$—	$36	$—	$199,244	$(71,718)	$(220)	$127,342
Net income	—	—	—	—	4,852	—	4,852
Other comprehensive income	—	—	—	—	—	169	169
Share-based compensation	—	—	—	320	—	—	320
Balance March 31, 2017 (unaudited)	$—	$36	$—	$199,564	$(66,866)	$(51)	$132,683
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Three Month Periods Ended
	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)
Operating activities:
Net income	$4,852	$4,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	273	262
Share-based compensation expense	320	448
Amortization of deferred gain on sale of headquarters building	(11)	(11)
Amortization of intangible assets	97	97
Deferred income taxes	210	780
Net realized investment gains	(134)	(239)
(Gain) loss in equity of investees	(206)	143
Amortization of bond premiums and discounts	244	342
Amortization of financing costs	17	17
Expenses recovered pursuant to stock purchase agreements	—	(402)
Net changes in operating assets and liabilities:
Accrued investment income	(211)	108
Premiums receivable, net	(30,459)	(4,476)
Due from reinsurers and prepaid reinsurance premiums	1,238	(2,257)
Deferred policy acquisition costs	(5,536)	(1,082)
Other assets	1,437	(1,253)
Claims liabilities	(11,033)	(5,633)
Unearned premiums	38,474	10,623
Due to reinsurers	1,117	2,214
Other liabilities and accrued expenses	868	(2,298)
Net cash flows provided by operating activities	1,557	2,194
Investing activities:
Purchases of:
Fixed income securities	(7,707)	(31,270)
Equity securities	—	(2,000)
Other investments	—	(2,271)
Property, equipment and other	(113)	(111)
Proceeds from sale and maturity of:
Fixed income securities	10,180	28,003
Equity securities	1,454	—
Other investments	119	—
Net cash flows provided by (used in) investing activities	3,933	(7,649)
Financing activities:
Proceeds from notes payable	—	500
Repayment of notes payable	—	(100)
Net cash flows provided by financing activities	—	400
Net change in cash and cash equivalents	5,490	(5,055)
Cash and cash equivalents, beginning of period	29,888	22,354
Cash and cash equivalents, end of period	$35,378	$17,299

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(196)	$2,245
Interest	241	215
Supplemental disclosure of noncash investing and financing activities:
Redemption of preferred shares related to Gateway stock purchase agreement	—	(402)
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Atlas Financial Holdings, Inc. (“Atlas” or “We” or the “Company”) commenced operations on December 31, 2010. The primary business of Atlas is underwriting commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage, subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
Atlas’ business is carried out through its “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”), and as of March 11, 2015, Global Liberty Insurance Company of New York (“Global Liberty”); and other non-insurance company subsidiaries: Anchor Group Management, Inc. (“Anchor Management”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”) and Plainview Delaware’s wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California” and together with Plainview Delaware, “Plainview”).
The Insurance Subsidiaries distribute their insurance products through a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty insurance in 49 states and the District of Columbia in the United States. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries share common management and operating infrastructure.
Atlas’ ordinary voting common shares are listed on the NASDAQ stock exchange under the symbol “AFH.”
Basis of presentation - These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Atlas and the entities it controls. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over operating and financial policies, are accounted for under the equity method unless we have elected the fair value option. All significant intercompany accounts and transactions have been eliminated. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.
The results for the three month period ended March 31, 2017 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Atlas’ Annual Report on Form 10-K for the year ended December 31, 2016, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.
Estimates and assumptions - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements, and differences between such estimates and actual results could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability, deferred tax asset valuation and business combinations.

Seasonality - The property and casualty (“P&C”) insurance business is seasonal in nature. While Atlas’ net premiums earned are generally stable from quarter to quarter, Atlas’ gross premiums written follow the common renewal dates for the “light” commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Additionally, our New York “excess taxi program” has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, which can vary widely.
Segmentation - The Company has one reportable business segment. Resources are allocated and management assesses financial performance based on this reportable segment.
2. NEW ACCOUNTING STANDARDS
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the three month period ended March 31, 2017, as compared to those described in our Annual Report on Form 10-K for the twelve month period ended December 31, 2016, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2017 have been adopted by the Company.
Recently Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The provisions of this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the quantitative analysis. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted after January 1, 2017. Atlas has goodwill associated with one of the insurance subsidiaries and is subject to annual goodwill impairment testing. Atlas early adopted this ASU beginning with the 2017 goodwill impairment testing. The adoption of this ASU does not have any required prior period adjustments and did not have an impact on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The provisions of this update simplify certain areas around share-based compensation transactions including income taxes and cash flow classifications. Each amendment within this update has specific guidance on the method of application, which includes prospective, retrospective, and modified retrospective applications. For public entities, this guidance is effective for years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2017. Atlas did not have any tax “windfall” net operating loss carryforwards as of January 1, 2017, therefore no cumulative effect adjustment is needed. All tax related cash flows are included in the operating section of the Consolidated Statements of Cash Flows with other income taxes retrospectively. Atlas has made the election to estimate future forfeitures, which is consistent with current accounting treatment.
Not Yet Adopted
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period for certain callable fixed income securities held at a premium to the earliest possible call date. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the prescribed modified retrospective approach. Atlas has a number of fixed income securities that are callable and held at a premium. The amount of the difference in amortization from current accounting treatment to the change prescribed in this ASU will be recorded upon adoption as an adjustment to retained earnings and treated as a change in accounting principle. Atlas is currently evaluating the potential impact of the ASU on these certain securities, which will change as securities mature, are sold, or are purchased.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The provisions of this update modify the income tax consequences for intra-entity transaction not involving inventory. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the prescribed modified retrospective approach. Atlas has a number of fixed income securities that were transferred between companies owned by Atlas creating temporary tax differences that will be reversed upon adoption as an adjustment to retained earnings. The current balance of this adjustment is not considered material to the consolidated financial statement results. The amount of the adjustment may decline as certain of these securities mature or are sold.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The provisions of this update address the diversity in practice of eight issues on the statement of cash flows. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date by retrospectively restating all required amounts for the periods presented in the consolidated financial statements. Atlas’ current presentation of the statement of cash flows is not expected to change as a result of this ASU. Atlas plans to elect the cumulative earnings approach for distributions from equity method investees upon adoption, which is consistent with current practice.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas does not currently have any investments with credit losses recorded, therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements. Atlas will continue to monitor the investment portfolio and other financial instruments until adoption for any changes.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The provisions of this update impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The update requires the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the modified retrospective approach to restate beginning with the earliest period presented. See Note 8, ‘Commitments and Contingencies’ for further discussion of the future lease commitments. The adoption of this update is expected to increase both assets and liabilities, equally, on the consolidated statements of financial position by the present value of the leases at each reporting date. There is no expected impact to any of Atlas’ current financial covenants as a result of the increase to reported liabilities.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company plans on adopting the update on the required effective date. Atlas has a small portion of its investment portfolio invested in equities covered within the scope of this ASU that will require an adjustment to retained earnings upon adoption. The amount of the adjustment is not expected to be material to the consolidated financial statements. While the current impact of adoption is not expected to be material, the impact of this ASU could potentially add volatility to the Company’s earnings as a result of market risk.
The FASB issued ASU 2014-09, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. Updates may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized at the date of initial application. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only for interim and annual periods beginning after December 15, 2016. The Company plans to adopt the update on the required effective date. While these updates to Topic 606 are expected to have a significant impact on many companies, most of Atlas’ revenue is derived from transactions that do not fall within the scope of Topic 606, namely insurance contracts and lease income. The adoption of these ASUs are not expected to have a material impact on the consolidated financial statements. Atlas will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606.
All other recently issued pronouncements with effective dates after March 31, 2017 are not expected to have a material impact on the consolidated financial statements.

3. INTANGIBLE ASSETS
The following table presents a summary of intangible assets by major asset class as of March 31, 2017 and December 31, 2016:

($ in ‘000s)
As of March 31, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$247	$1,553
Customer relationship	10 years	2,700	555	2,145
State insurance licenses	Indefinite	740	—	740
		$5,240	$802	$4,438

As of December 31, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$217	$1,583
Customer relationship	10 years	2,700	488	2,212
State insurance licenses	Indefinite	740	—	740
		$5,240	$705	$4,535
4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the three month periods ended March 31, 2017 and 2016 are as follows:

	Three Month Periods Ended
($ in ‘000s, except share and per share amounts)	March 31, 2017	March 31, 2016
Basic:
Income from operations before income tax expense	$7,465	$7,255
Income tax expense	2,613	2,444
Net income	$4,852	$4,811
Less: Preferred share dividends	—	83
Net income attributable to common shareholders	$4,852	$4,728
Basic weighted average common shares outstanding	12,045,519	12,045,519
Earnings per common share basic	$0.40	$0.39
Diluted:
Basic weighted average common shares outstanding	12,045,519	12,045,519
Add:
Dilutive stock options outstanding	155,049	182,541
Dilutive shares upon preferred share conversion	—	522,397
Diluted weighted average common shares outstanding	12,200,568	12,750,457
Earnings per common share diluted	$0.40	$0.38
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the “if-converted” method).
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares and, for the 2016 computation, preferred shares potentially convertible to ordinary voting common shares at the option of the holders at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share, all of which were redeemed during the third quarter of 2016) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.0500 ordinary voting common shares for each preferred share, all of which were canceled as of December 31, 2016).

The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividends declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In the three month period ended March 31, 2017, all exercisable stock options were deemed to be dilutive. In the three month period ended March 31, 2016, all exercisable stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The cost or amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows ($ in ‘000s):

As of March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,684	$10	$(216)	$22,478
States, municipalities and political subdivisions	11,810	53	(149)	11,714
Corporate
Banking/financial services	21,527	145	(83)	21,589
Consumer goods	8,714	64	(55)	8,723
Capital goods	7,491	133	(7)	7,617
Energy	4,636	100	(13)	4,723
Telecommunications/utilities	8,315	39	(134)	8,220
Health care	1,376	5	(17)	1,364
Total Corporate	52,059	486	(309)	52,236
Mortgage Backed
Mortgage backed - agency	31,621	70	(374)	31,317
Mortgage backed - commercial	21,496	101	(276)	21,321
Total Mortgage Backed	53,117	171	(650)	52,638
Other asset backed	15,108	22	(17)	15,113
Total Fixed Income Securities	$154,778	$742	$(1,341)	$154,179
Equities	4,233	521	—	4,754
Totals	$159,011	$1,263	$(1,341)	$158,933

As of December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,716	$15	$(257)	$22,474
States, municipalities and political subdivisions	10,647	25	(202)	10,470
Corporate
Banking/financial services	22,890	105	(143)	22,852
Consumer goods	8,637	45	(89)	8,593
Capital goods	7,807	109	(43)	7,873
Energy	3,689	88	(42)	3,735
Telecommunications/utilities	7,746	22	(151)	7,617
Health care	1,376	3	(22)	1,357
Total Corporate	52,145	372	(490)	52,027
Mortgage Backed
Mortgage backed - agency	34,332	98	(416)	34,014
Mortgage backed - commercial	21,277	132	(251)	21,158
Total Mortgage Backed	55,609	230	(667)	55,172
Other asset backed	16,334	39	(29)	16,344
Total Fixed Income Securities	$157,451	$681	$(1,645)	$156,487
Equities	5,598	625	—	6,223
Totals	$163,049	$1,306	$(1,645)	$162,710
The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of March 31, 2017	Amortized Cost	Fair Value
One year or less	$10,783	$10,790
One to five years	40,276	40,390
Five to ten years	29,667	29,545
More than ten years	5,827	5,703
Total contractual maturity	86,553	86,428
Total mortgage and asset backed	68,225	67,751
Total	$154,778	$154,179
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
There were no other-than-temporary impairments recorded for the three month periods ended March 31, 2017 and 2016 as a result of the above analysis performed by management.
The aging of unrealized losses on the Company’s investments in fixed income securities and equities is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$17,905	$(216)	$—	$—	$17,905	$(216)
States, municipalities and political subdivisions	5,363	(149)	—	—	5,363	(149)
Corporate
Banking/financial services	7,800	(83)	—	—	7,800	(83)
Consumer goods	4,668	(50)	224	(5)	4,892	(55)
Capital goods	235	(4)	100	(3)	335	(7)
Energy	452	(7)	521	(6)	973	(13)
Telecommunications/utilities	4,089	(87)	455	(47)	4,544	(134)
Health care	352	(17)	—	—	352	(17)
Total Corporate	17,596	(248)	1,300	(61)	18,896	(309)
Mortgage Backed
Mortgage backed - agency	20,450	(313)	3,154	(61)	23,604	(374)
Mortgage backed - commercial	11,726	(224)	2,306	(52)	14,032	(276)
Total Mortgage Backed	32,176	(537)	5,460	(113)	37,636	(650)
Other asset backed	7,833	(13)	343	(4)	8,176	(17)
Total Fixed Income Securities	$80,873	$(1,163)	$7,103	$(178)	$87,976	$(1,341)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$16,187	$(257)	$—	$—	$16,187	$(257)
States, municipalities and political subdivisions	7,604	(202)	—	—	7,604	(202)
Corporate
Banking/financial services	12,429	(143)	132	—	12,561	(143)
Consumer goods	5,453	(83)	222	(6)	5,675	(89)
Capital goods	3,224	(37)	100	(6)	3,324	(43)
Energy	229	(1)	959	(41)	1,188	(42)
Telecommunications/utilities	2,620	(73)	962	(78)	3,582	(151)
Health care	476	(22)	—	—	476	(22)
Total Corporate	24,431	(359)	2,375	(131)	26,806	(490)
Mortgage Backed
Mortgage backed - agency	21,818	(372)	2,092	(44)	23,910	(416)
Mortgage backed - commercial	10,235	(205)	2,053	(46)	12,288	(251)
Total Mortgage Backed	32,053	(577)	4,145	(90)	36,198	(667)
Other asset backed	977	(2)	4,118	(27)	5,095	(29)
Total Fixed Income Securities	$81,252	$(1,397)	$10,638	$(248)	$91,890	$(1,645)
As of March 31, 2017, we held 280 individual fixed income securities that were in an unrealized loss position, of which 30 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2016, we held 316 individual fixed income securities that were in an unrealized loss position, of which 39 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three month period ended March 31, 2017 or for the year ended December 31, 2016, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three month periods ended March 31, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Total investment income
Interest income	$888	$982
Income (loss) from other investments	476	(103)
Investment expenses	(221)	(226)
Net investment income	$1,143	$653

The following table presents the aggregate proceeds, gross realized gains and gross realized losses from sales of fixed income securities and equities for the three month periods ended March 31, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Fixed income securities:
Proceeds from sales	$4,891	$21,480
Gains on sales	54	315
Losses on sales	(10)	(76)
Equities:
Proceeds from sales	$1,454	$—
Gains on sales	90	—
Losses on sales	—	—
Total:
Proceeds from sales	$6,345	$21,480
Gains on sales	144	315
Losses on sales	(10)	(76)
The following table summarizes the components of net investment realized gains for the three month periods ended March 31, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Fixed income securities	$44	$239
Equities	90	—
Net investment realized gains	$134	$239
Other Investments:
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $25.0 million and $24.9 million as of March 31, 2017 and December 31, 2016, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying value of the collateral loans was $7.2 million as of both March 31, 2017 and December 31, 2016.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of March 31, 2017 and as of December 31, 2016, the Company had no valuation allowances established for impaired loans.

Collateral pledged:
As of March 31, 2017 and as of December 31, 2016, bonds and term deposits with a fair value of $15.1 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of March 31, 2017 and as of December 31, 2016, the amounts of such pledged securities were $5.5 million and $5.6 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
U.S. GAAP requires certain assets and liabilities to be reported at fair value in the financial statements and provides a framework for establishing that fair value. Level 1 inputs are given the highest priority in the hierarchy, while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:
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
Level 3 - Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Atlas’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of the asset or liability within the fair value hierarchy levels.
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

The following table summarizes Atlas’ investments at fair value as of March 31, 2017 and as of December 31, 2016 ($ in ‘000s):

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,478	$—	$—	$22,478
States, municipalities and political subdivisions	—	11,714	—	11,714
Corporate
Banking/financial services	—	21,589	—	21,589
Consumer goods	—	8,723	—	8,723
Capital goods	—	7,617	—	7,617
Energy	—	4,723	—	4,723
Telecommunications/utilities	—	8,220	—	8,220
Health care	—	1,364	—	1,364
Total Corporate	—	52,236	—	52,236
Mortgage Backed
Mortgage backed - agency	—	31,317	—	31,317
Mortgage backed - commercial	—	21,321	—	21,321
Total Mortgage Backed	—	52,638	—	52,638
Other asset backed	—	15,113	—	15,113
Total Fixed Income Securities	$22,478	$131,701	$—	$154,179
Equities	4,754	—	—	4,754
Totals	$27,232	$131,701	$—	$158,933

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,474	$—	$—	$22,474
States, municipalities and political subdivisions	—	10,470	—	10,470
Corporate
Banking/financial services	—	22,852	—	22,852
Consumer goods	—	8,593	—	8,593
Capital goods	—	7,873	—	7,873
Energy	—	3,735	—	3,735
Telecommunications/utilities	—	7,617	—	7,617
Health care	—	1,357	—	1,357
Total Corporate	—	52,027	—	52,027
Mortgage Backed
Mortgage backed - agency	—	34,014	—	34,014
Mortgage backed - commercial	—	21,158	—	21,158
Total Mortgage Backed	—	55,172	—	55,172
Other asset backed	—	16,344	—	16,344
Total Fixed Income Securities	$22,474	$134,013	$—	$156,487
Equities	6,223	—	—	6,223
Totals	$28,697	$134,013	$—	$162,710
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.

Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of March 31, 2017. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of March 31, 2017 or as of December 31, 2016. There were no transfers in or out of Level 2 or Level 3 during the three month periods ended March 31, 2017 and 2016.
7. INCOME TAXES
Atlas’ effective tax rate was 35.0% and 33.7% for the three month periods ended March 31, 2017 and 2016, respectively. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017		March 31, 2016
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$2,613	35.0%	$2,539	35.0%
Nondeductible expenses	21	0.3%	—	—%
Tax-exempt income	(5)	(0.1)%	(12)	(0.2)%
State tax (net of federal benefit)	(2)	—%	58	0.8%
Nondeductible acquisition accounting adjustment	—	—%	(141)	(1.9)%
Other	(14)	(0.2)%	—	—%
Provision for income taxes for continuing operations	$2,613	35.0%	$2,444	33.7%
Income tax expense consists of the following for the three month periods ended March 31, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Current tax expense	$2,403	$1,664
Deferred tax expense	210	780
Total	$2,613	$2,444
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. Internal Revenue Code of 1986 (as amended, “IRC”) Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries, which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger, which is believed more likely than not to be utilized in the future, after consideration of the valuation allowance.
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.8 million as of March 31, 2017.

The components of net deferred income tax assets and liabilities as of March 31, 2017 and December 31, 2016 are as follows ($ in ‘000s):

	March 31, 2017	December 31, 2016
Gross deferred tax assets:
Losses carried forward	$13,784	$14,535
Claims liabilities and unearned premiums	11,015	8,546
Tax credits	662	662
Investments	32	—
Commissions	1,123	1,269
Other	2,394	2,184
Total gross deferred tax assets	29,010	27,196

Gross deferred tax liabilities:
Deferred policy acquisition costs	6,566	4,628
Investments	574	475
Fixed assets	559	559
Intangible assets	1,294	1,328
Other	1,821	1,708
Total gross deferred tax liabilities	10,814	8,698
Net deferred tax assets	$18,196	$18,498
Amounts and expiration dates of the operating loss carryforwards as of March 31, 2017 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$4,032
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	2,996
2012	2032	9,236
Total		$39,384
Atlas has not established a valuation allowance for its gross future deferred tax assets as of March 31, 2017 or as of December 31, 2016. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended March 31, 2017 and 2016. The Internal Revenue Service (“IRS”) completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax. Tax year 2013 and years thereafter are subject to examination by the IRS.

8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which will be deferred and recognized over the five year lease term, which ends in May 2017. Atlas recognized $11,000 as an offset to rent expense for each of the three month periods ended March 31, 2017 and 2016. Total rental expense recognized on the headquarters building was $197,000 and $183,000 for the three month periods ended March 31, 2017 and 2016, respectively. The increase in rental expense on the headquarters building for the three month period ended March 31, 2017 was primarily due to the leasing of additional space.
As of March 31, 2017, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year ($ in ‘000s):

Year	2017	2018	2019	2020	2021	2022 & Beyond	Total
Amount	$778	$997	$996	$990	$946	$146	$4,853
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of March 31, 2017, the unfunded commitments are $2.9 million.
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s consolidated financial statements.
Atlas is exposed to credit risk on balances receivable from policyholders, agents and reinsurers. Credit exposure to any one individual policyholder is not material. The Company’s policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing account current statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate. Atlas also has procedures to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claims handling expenses and the unfunded amount of “covered” claims and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy’s limit, the applicable guaranty fund covered claims obligation cap, or 100% of statutorily defined workers’ compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged.
In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities. Atlas’ proportionate share of these various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities is not material.

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of March 31, 2017 and as of December 31, 2016 (excluding assets held for sale) ($ in ‘000s):

	March 31, 2017	December 31, 2016
Buildings	$7,461	$7,425
Land	1,840	1,840
Building improvements	185	139
Leasehold improvements	529	527
Internal use software	8,078	8,078
Computer equipment	2,492	2,464
Furniture and other office equipment	587	586
Total	21,172	21,059
Accumulated depreciation	(9,562)	(9,289)
Total property and equipment, net	$11,610	$11,770
Depreciation expense and amortization was $273,000 and $262,000 for the three month periods ended March 31, 2017 and 2016, respectively. For the year ended December 31, 2016, depreciation expense and amortization was $1.0 million.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace the current leased office space. There was no depreciation expense related to the building recorded for either the three month period ended March 31, 2017 or the year ended December 31, 2016.
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
Premiums written, premiums earned and amounts related to reinsurance as of and for the three month periods ended March 31, 2017 and 2016 are as follows ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Direct premiums written	$91,065	$61,068
Assumed premiums written	7,431	2,957
Ceded premiums written	(12,863)	(13,954)
Net premiums written	$85,633	$50,071

Direct premiums earned	$58,365	$52,784
Assumed premiums earned	1,657	618
Ceded premiums earned	(11,596)	(11,649)
Net premiums earned	$48,426	$41,753

Ceded claims and claims adjustment expenses	$3,725	$4,437
Ceding commissions	3,700	1,933

11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2017 and 2016 were as follows ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Unpaid claims and claims adjustment expenses, beginning of period	$139,004	$127,011
Less: reinsurance recoverable	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	103,634	97,612

Change in retroactive reinsurance ceded	(17)	3

Incurred related to:
Current year	29,013	24,637
Prior years	287	303
	29,300	24,940

Paid related to:
Current year	5,404	5,287
Prior years	32,765	24,161
	38,169	29,448

Net unpaid claims and claims adjustment expenses, end of period	94,748	93,107
Add: reinsurance recoverable	33,223	28,272
Unpaid claims and claims adjustment expenses, end of period	$127,971	$121,379
The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments.
The unfavorable development for the three month periods ended March 31, 2017 and 2016 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools.
12. SHARE-BASED COMPENSATION
On January 6, 2011, Atlas adopted a stock option plan (the “Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to eligible persons defined in the plan. In the second quarter of 2013, a new equity incentive plan (the “Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted units, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.

Stock options - Stock option activity for the three month periods ended March 31, 2017 and 2016 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	Three Month Periods Ended
	March 31, 2017		March 31, 2016
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	187,728	C$6.22
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	187,728	C$6.22	187,728	C$6.22

	Three Month Periods Ended
	March 31, 2017		March 31, 2016
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 362,728 stock options that are exercisable as of March 31, 2017. The stock option grants outstanding have a weighted average remaining life of 6.58 years and have an intrinsic value of $1.7 million as of March 31, 2017.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see Note 13) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the six month period that began on June 18, 2013 and ended on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”).  Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”) which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements.  The Company will incur $38,000 of compensation expense per month relating to these restricted grants for ordinary voting common shares.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.  As of March 31, 2017, performance targets linked to these awards were not achieved, and therefore no vesting has occurred.
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

Restricted shares - The activity for the restricted voting common shares and restricted share units for the three month periods ended March 31, 2017 and 2016 are as follows:

	Three Month Periods Ended
	March 31, 2017		March 31, 2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	311,120	$15.92	348,155	$15.53
Granted	—	—	—	—
Vested	(37,040)	12.20	(37,035)	12.20
Non-vested, end of period	274,080	$15.98	311,120	$15.92
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $320,000 and $448,000 in share-based compensation expense, including income tax expense, for the three month periods ended March 31, 2017 and 2016, respectively. Total unearned share-based compensation expense was $888,000 related to all stock option grants and $2.0 million related to restricted voting common shares and restricted share units as of March 31, 2017. This unearned share-based compensation expense will be amortized over the next 35 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $128,000 and $111,000 for the three month periods ended March 31, 2017 and 2016, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $55,000 and $44,000 for the three month periods ended March 31, 2017 and 2016, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

		March 31, 2017		December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Amount ($ in ‘000s)	Shares Issued and Outstanding	Amount ($ in ‘000s)
Preferred shares	100,000,000	—	$—	—	$—

Ordinary voting common shares	266,666,667	11,902,512	$36	11,895,104	$36
Restricted voting common shares	33,333,334	128,191	—	128,191	—
Total common shares	300,000,001	12,030,703	$36	12,023,295	$36
All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”). The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway-owned shares are sold to non-affiliates of Kingsway.
There were 14,816 and 22,224 non-vested restricted stock units (“RSUs”) as of March 31, 2017 and December 31, 2016, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the three month period ended March 31, 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the three month period ended March 31, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. These shares were granted and issued under the Company’s Equity Incentive Plan.

In the first quarter of 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. Over the next 12 months, the repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the three month period ended March 31, 2017, no shares were repurchased under this Share Repurchase Program.
During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. There were no preferred shares outstanding as of March 31, 2017 and as of December 31, 2016. The preferred shares redeemed and canceled during 2016 have been recorded as a recovery of acquisition expense and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of income and comprehensive income in the period that the contingency is re-estimated.
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
On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. As of March 31, 2017 and December 31, 2016, Atlas accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remain unpaid. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the three month periods ended March 31, 2017 and 2016 consisted of the following ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Balance, beginning of period	$13,222	$10,235
Acquisition costs deferred	10,632	5,135
Amortization charged to income	(5,096)	(4,053)
Balance, end of period	$18,758	$11,317
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of March 31, 2017 and December 31, 2016 these related-party transactions comprised 8.5% and 8.4%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors may invest in and manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.

17. NOTES PAYABLE
On March 9, 2015, American Insurance Acquisition, Inc. (“American Acquisition”), a wholly-owned direct subsidiary of Atlas, and parent of the ASI Pool Subsidiaries (defined below), entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit (“Draw Amount”), which may be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 5.48% as of March 31, 2017. The Loan Agreement also includes a $5.0 million revolving line of credit (“Revolver”), which may be drawn upon until May 7, 2018, that bears interest at one month LIBOR plus 2.75%, effectively 3.73% as of March 31, 2017.
The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2.0 million outstanding at any time. In addition, there is a non-utilization fee for each of the $30.0 million line of credit and $5.0 million revolving line of credit equal to 0.50% per annum of an amount equal to $30.0 million and $5.0 million, respectively, less the daily average of the aggregate principal amount outstanding under such credit line (plus, in the case of the $30.0 million line of credit, the aggregate amount of the letter of credit obligations outstanding).
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries (defined below) maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (the “EBITDA Ratio”). The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of American Country, American Service and Gateway, which are wholly-owned direct subsidiaries of American Acquisition (the “ASI Pool Subsidiaries”).
As of December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.  In February 2017, American Acquisition filed its statutorily required financial statements for the year ended December 31, 2016, which are used to determine ongoing compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening described in Atlas’ 2016 Annual Report on Form 10-K and its effect on American Acquisition’s December 31, 2016 financial statements, American Acquisition was not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017. On April 26, 2017, Atlas issued senior unsecured notes and used a portion of the net proceeds of this offering, together with cash on hand, to repay the entire amount outstanding under the Loan Agreement, which was then terminated. See Note 19, ‘Subsequent Event’ for more information on the debt offering.
No funds were accessed from or repaid to the Revolver for the three months ended March 31, 2017. $2.0 million was accessed during 2016, including a portion that was used to repurchase preferred shares from the former owner of Gateway, while $100,000 was repaid during 2016. No funds were accessed against the Draw Amount for the year ended December 31, 2016. American Acquisition’s ability to access funds against the Draw Amount expired on December 31, 2016. The outstanding balance of the Draw Amount was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. Interest payments and principal repayments require prior approval of the insurance commissioner of the state of domicile. No letters of credit were issued under the terms of this Loan Agreement as of March 31, 2017. As of March 31, 2017, the unused funds for the Revolver and the Draw Amount were $1.1 million and $14.5 million, respectively. As noted above, the Loan Agreement was terminated in April 2017.
For the three month period ended March 31, 2017, American Acquisition incurred interest expense, including amortized loan costs, of $275,000 in connection with the Loan Agreement. For the three month period ended March 31, 2016, interest expense, including amortized loan costs, was $250,000. As of March 31, 2017, unamortized bank fees associated with the Loan Agreement were $197,000. These bank fees will be expensed upon repayment of the Loan Agreement. See Note 19, ‘Subsequent Event’ for more information.
Notes payable outstanding as of March 31, 2017 and as of December 31, 2016 ($ in ‘000s):

	March 31, 2017	December 31, 2016
Revolver	$3,900	$3,900
Draw Amount	15,500	15,500
Total outstanding borrowings	19,400	19,400
Unamortized issuance costs	(197)	(213)
Total notes payable	$19,203	$19,187

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
As of March 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $117.6 million and had combined net written premiums and combined statutory net income for the three month period ended March 31, 2017 of $85.6 million and $1.3 million, respectively.
As of December 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $113.9 million and had combined net written premiums and combined statutory net loss for the twelve month period ended December 31, 2016 of $180.1 million and $3.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2017 or during the year ended December 31, 2016.
19. SUBSEQUENT EVENT
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Atlas used a portion of the net proceeds of this offering, together with cash on hand, for the repayment of the outstanding balances of $19.4 million under the Loan Agreement, which was then terminated. The remaining balance of the net proceeds of the offering may be used for the repurchase of ordinary voting common shares, supporting organic growth and potential acquisitions, as well as for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”) and Global Liberty Insurance Company of New York (“Global Liberty”). This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States. The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively write insurance in 42 states and the District of Columbia. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Over the past six years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the Insurance Subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Our primary target market is made up of small to mid-size taxi, limousine, other livery (including certain transportation network companies (“TNC”) drivers/operators) and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day-to-day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2016 the total market for commercial automobile liability insurance was approximately $33.1 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
We believe that there is a positive correlation between the economy and commercial automobile insurance in general. Operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. With respect to certain business lines such as the taxi line, there are also other factors such as the cost and limited supply of medallions, which may discourage a policyholder from taking vehicles out of service in the face of reduced demand for the use of the vehicle. The significant expansion of TNC has resulted in a reduction in taxi vehicles available to insure; however, we believe that the aforementioned factor relating to medallion values has mitigated the overall decline. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during this period.

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
First Quarter 2017 Financial Performance Summary (comparisons to First Quarter 2016 unless otherwise noted):

•	Gross premium written increased by 53.8% to $98.5 million

•	In-force premium as of March 31, 2017 increased 16.0% to $255.8 million compared to $220.6 million

•	Total revenue for the three month period ended March 31, 2017 increased by 16.5% to $49.8 million

•
Underwriting income for the first quarter 2017 was $6.3 million compared to $6.5 million; underwriting income for the three month period ended March 31, 2016 included a $402,000 recovery of expenses pursuant to the contingent adjustments of the Gateway stock purchase agreement, without which underwriting income would have been $6.1 million

•	The combined ratio for the first quarter 2017 was 86.9% compared to 84.4%; adjusting for the Gateway stock purchase agreement related benefit first quarter 2016 combined ratio would have been 85.4%

•
Net income for the first quarter 2017 was $4.9 million, or $0.40 per common share diluted, compared to $4.8 million, or $0.38 per common share diluted, representing a $0.02 or 5.3% increase from first quarter 2016

•	Book value per common share on March 31, 2017 was $10.99, compared to $10.54 as of December 31, 2016 and $10.73 as of March 31, 2016

•	Annualized return on equity was 14.9% in the first quarter 2017 compared to 14.5% in the prior year period

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three month periods ended March 31, 2017 and 2016. Ratios are calculated as a percentage of net premium earned.
Selected financial information ($ in ‘000s, except per share data)

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Gross premium written	$98,496	$64,025
Net premium earned	48,426	41,753
Net claims incurred	29,300	24,940
Underwriting expense:
Acquisition costs	5,096	4,053
Share-based compensation	320	388
Expenses recovered related to stock purchase agreements	—	(402)
Other underwriting expenses	7,368	6,280
Total underwriting expenses	12,784	10,319
Underwriting income	6,342	6,494
Net investment income	1,143	653
Income from operating activities, before tax	7,485	7,147
Interest expense	(268)	(233)
Realized gains and other income	248	341
Net income before tax	7,465	7,255
Income tax expense	2,613	2,444
Net income	$4,852	$4,811

Key Financial Ratios:
Loss ratio	60.5%	59.7%
Underwriting expense ratio:
Acquisition cost ratio	10.5%	9.7%
Share-based compensation ratio	0.7%	1.0%
Expenses recovered related to stock purchase agreements ratio	—%	(1.0)%
Other underwriting expense ratio	15.2%	15.0%
Total underwriting expense ratio	26.4%	24.7%
Combined ratio	86.9%	84.4%
Earnings per common share diluted	$0.40	$0.38
Book value per common share	$10.99	$10.73
Return on equity (annualized)	14.9%	14.5%
Three month period ended March 31, 2017 compared to the three month period ended March 31, 2016:
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
Gross Premium Written
Atlas’ core business is providing insurance for specialty operators in the public automobile insurance space, specifically users of light vehicles moving passengers for a fare. This business traditionally included taxi, limousine and para-transit operators. Today, it includes other commercially licensed livery operators as well. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of the approximately $33 billion U.S. Commercial Auto industry segment.
There are a number of other programs that were written by our subsidiaries prior to Atlas’ acquisition of these companies. These programs are non-core and have been placed into run-off as follows:
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claim handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier. These policies are non-renewed upon their next anniversary.
Other lines of business are Gateway’s truck and workers’ compensation programs, Atlas’ non-standard personal lines business, Global Liberty’s homeowners program and assigned risk business. The Gateway truck and workers’ compensation programs were put into run-off during 2012. The workers’ compensation program is 100% reinsured retrospectively and prospectively to an unrelated third party. The non-renewal process related to the Global Liberty homeowners program began prior to Atlas’ acquisition and remains underway. This is a relatively small book of business, which is substantially reinsured.
The following table summarizes gross premium written by line of business.
Gross premium written by line of business ($ in ‘000s)

	Three Month Periods Ended
	March 31, 2017	March 31, 2016	% Change
Commercial automobile	$98,307	$63,815	54.0%
Other	189	210	(10.0)%
Total	$98,496	$64,025	53.8%
The largest increases in gross written premium resulted from our New York limousine accounts and the utilization of an assumption reinsurance agreement to write business in certain southwestern states. Also, January 1 and March 1 are common public motor vehicle renewal dates in Illinois and New York, respectively.

In-force premium was $255.8 million, $224.6 million and 220.6 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The Company’s gross unearned premium reserve was $151.6 million, $113.2 million and $118.8 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2016 primarily resulted from our January 1 and March 1 common public motor vehicle renewal business in Illinois and New York, respectively. The increase in gross unearned premium reserves and in-force premium in comparison to March 31, 2016 primarily resulted from organic growth in the states of California, New York, New Jersey and Washington offset by decreases in Michigan and Minnesota.
Geographic Concentration
The following table summarizes gross premium written by state:
Gross premium written by state ($ in ‘000s)

	Three Month Periods Ended
	March 31, 2017		March 31, 2016
New York	$46,538	47.2%	$19,691	30.8%
California	14,029	14.2%	6,495	10.1%
Illinois	10,672	10.8%	9,322	14.6%
Nevada	3,747	3.8%	4,208	6.6%
New Jersey	2,418	2.5%	633	1.0%
Michigan	1,921	2.0%	3,669	5.7%
Virginia	1,847	1.9%	1,654	2.6%
Louisiana	1,737	1.8%	1,430	2.2%
Washington	1,708	1.7%	566	0.9%
Texas	1,567	1.6%	1,704	2.7%
Other	12,312	12.5%	14,653	22.8%
Total	$98,496	100.0%	$64,025	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended March 31, 2016, we experienced growth in gross premium written in our core business in 24 states in the three month period ended March 31, 2017. We experienced quarter over quarter growth of greater than 100% in 7 of those 24 states, due to a continuing positive response from both new and existing agents to Atlas’ value proposition and the current market environment. January 1 and March 1 are common public motor vehicle renewal dates in Illinois and New York, respectively. The largest increases resulted from New York limousine business, the utilization of an assumption reinsurance agreement to write business in certain states for business which A.M. Best ‘A’ rated paper is required and the continued organic growth in our limo/livery and para-transit segments.
Ceded Premium Written
Ceded premium written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by American Country, American Service and Gateway, or collectively “ASI Pool Subsidiaries.” This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.
For 2015, Global Liberty had a 20% quota share reinsurance agreement with SCOR Reinsurance Company (“SCOR Re”). In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”).
Ceded premium written decreased by 7.8% to $12.9 million for the three month period ended March 31, 2017, compared to $14.0 million for the three month period ended March 31, 2016, primarily due to reductions in the cession rates of the Quota Share agreement and Global Liberty’s commercial automobile excess of loss reinsurance contracts.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in-force reinsurance treaties. Net premium written increased 71.0% to $85.6 million for the three month period ended March 31, 2017 compared to $50.1 million for the three month period ended March 31, 2016. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.

Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $48.4 million for the three month period ended March 31, 2017, a 16.0% increase compared to $41.8 million for the three month period ended March 31, 2016. The increase in net earned premiums primarily resulted from organic growth primarily in the states of California, New York, Illinois, Nevada, New Jersey and Washington offset by a reduction of net earned premiums in the states of Michigan and Oregon.
Based on an ongoing analysis of the niche markets on which we focus, we believe that the total number of rides, and accordingly vehicle count, in these niche markets continues to grow.  In 2016, we saw a decline in our taxi business as some passengers and drivers migrated to a transportation network market.  However, this was generally offset by corresponding growth in our limousine and livery business.  Growth in vehicle count in our limousine and livery business is positively influenced by passengers and drivers increasingly participating in the transportation network market, and we anticipate that it may outpace reductions in taxi business over time.  Growth in our para-transit business is correlated with demographic trends in the U.S.  We believe that our Insurance Subsidiaries can continue to grow these specialty products to a market share of 20% without having a disproportionate share of the market.  Atlas’ focus has been, and continues to be, utilizing our expertise, experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin still exists. These projections are subject to change should the competitive environment reverse from current trends.
Net Claims Incurred
The loss ratio relating to the net claims incurred for the three month period ended March 31, 2017 was 60.5% compared to 59.7% for the three month period ended March 31, 2016. The loss ratio increased slightly from the prior year period primarily due to the Company’s previously announced review of underwriting profitability by product and state.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share and Global Quota Share. Acquisition costs were $5.1 million for the three month period ended March 31, 2017, or 10.5% of net premium earned, as compared to 9.7% for the three month period ended March 31, 2016. The increase in the ratio is primarily due to the increase in net earned premiums and decrease in the cession rate for the Quota Share. On a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 13.7% and 13.8% for the three month periods ended March 31, 2017 and 2016, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 15.9% for the three month period ended March 31, 2017 compared to 15.0% for the three month period ended March 31, 2016. The increase in the other underwriting expense ratio was primarily due to $402,000 in expenses recovered pursuant to the Gateway stock purchase agreement in the first quarter of 2016 and an increase in professional consultant fees, insurance department fees and assessments for the three month period ended March 31, 2017 .
Also, while the Quota Share and Global Quota Share provide a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the statements of income and comprehensive income. With this in mind, acquisition costs and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.
Combined Ratio
Atlas’ combined ratio for the three month period ended March 31, 2017 was 86.9%, compared to 84.4% for the three month period ended March 31, 2016.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio, and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premium Earned’, ‘Net Claims Incurred’, and ‘Acquisition Costs and Other Underwriting Expenses’ sections above.

The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the three month periods ended March 31, 2017 and 2016:

($ in ‘000s, percentages to net earned premiums)	Three Month Periods Ended
	March 31, 2017		March 31, 2016
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%
Net premiums earned	$55,338	100.0%	$49,695	100.0%
Net claims incurred	32,487	58.7%	29,039	58.4%
Acquisition costs	7,602	13.7%	6,854	13.8%
Other insurance general and administrative expenses	7,368	13.3%	6,280	12.6%
Expenses recovered related to stock purchase agreements	—	—%	(402)	(0.8)%
Share-based compensation expense	320	0.6%	388	0.8%
Total underwriting profit and combined ratio	$7,561	86.3%	$7,536	84.8%

Net of Quota Share and Global Quota Share:
Net premiums earned	$48,426	100.0%	$41,753	100.0%
Net claims incurred	29,300	60.5%	24,940	59.7%
Acquisition costs	5,096	10.5%	4,053	9.7%
Other insurance general and administrative expenses	7,368	15.2%	6,280	15.0%
Expenses recovered related to stock purchase agreements	—	—%	(402)	(1.0)%
Share-based compensation expense	320	0.7%	388	1.0%
Total underwriting profit and combined ratio	$6,342	86.9%	$6,494	84.4%
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income, net of investment expenses, increased by 75.1% to $1.1 million for the three months ended March 31, 2017, compared to $653,000 during the three months ended March 31, 2016.  The increase in net investment income from the prior year period is the result of higher returns on equity method investments and interest income on our collateral loans, partially offset by lower interest income on our fixed income securities portfolio. The gross annualized yield on our fixed income securities was 2.2% and 2.1% for the three month periods ended March 31, 2017 and 2016, respectively.  The gross annualized yield on our cash and cash equivalents was 0.2% and 0.1% for the three month periods ended March 31, 2017 and 2016, respectively. For the three month period ended March 31, 2017, equity method investments and collateral loans generated investment income of $476,000, compared to investment loss of $103,000 for the three month period ended March 31, 2016. The increase in investment income related to these investments was primarily the result of higher returns on equity method investments and interest income on our collateral loans.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains for the three month period ended March 31, 2017 were $134,000 compared to $239,000 for the three month period ended March 31, 2016. The decrease in net realized investment gains resulted from fewer security sales during the three month period ended March 31, 2017.
Other Income
Atlas recorded other income of $114,000 for the three month period ended March 31, 2017 and other income of $102,000 for the three month period ended March 31, 2016. The increase for the three month period ended March 31, 2017 is primarily the result of rental income from one tenant occupying the building purchased at the end of 2016 offset by a reduction in fee income from Plainview.
Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the three month period ended March 31, 2017. Atlas recovered $402,000 of expenses pursuant to the contingent adjustments of the Gateway stock purchase agreement for the three month period ended March 31, 2016.

Income before Income Taxes
Atlas generated pre-tax income of $7.5 million for the three month period ended March 31, 2017 compared to pre-tax income of $7.3 million for the three month period ended March 31, 2016, or a 2.9% increase over the prior year’s first quarter. The causes of these changes are attributed to the combined effects of the reasons cited in the ‘Net Premium Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
Net Income and Earnings per Common Share
Atlas had net income of $4.9 million during the three month period ended March 31, 2017 compared to $4.8 million during the three month period ended March 31, 2016. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the three month period ended March 31, 2017 was $0.40 compared to $0.38 for the three month period ended March 31, 2016, primarily due to the decrease in potentially dilutive ordinary shares.
The following chart illustrates Atlas’ potential dilutive common shares for the three month periods ended March 31, 2017 and 2016:

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Basic weighted average common shares outstanding	12,045,519	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	155,049	182,541
Dilutive shares upon preferred share conversion	—	522,397
Diluted weighted average common shares outstanding	12,200,568	12,750,457

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
Portfolio Composition
Atlas held securities with a fair value of $158.9 million and $162.7 million as of March 31, 2017 and December 31, 2016, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio ($ in ‘000s)

	March 31, 2017	December 31, 2016
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,478	$22,474
States, municipalities and political subdivisions	11,714	10,470
Corporate
Banking/financial services	21,589	22,852
Consumer goods	8,723	8,593
Capital goods	7,617	7,873
Energy	4,723	3,735
Telecommunications/utilities	8,220	7,617
Health care	1,364	1,357
Total Corporate	52,236	52,027
Mortgage Backed
Mortgage backed - agency	31,317	34,014
Mortgage backed - commercial	21,321	21,158
Total Mortgage Backed	52,638	55,172
Other asset backed	15,113	16,344
Total Fixed Income Securities	$154,179	$156,487
Equities	4,754	6,223
Totals	$158,933	$162,710
For the three month period ended March 31, 2017, total investment holdings declined to $191.2 million from $194.9 million as of December 31, 2016 due to the sale of investments to support operations.

Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact from global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe they will alter the fundamental outlook of the Company’s investment holdings.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of March 31, 2017, the carrying value of the limited partnerships was approximately $25.0 million versus approximately $24.9 million as of December 31, 2016. The increase in carrying value resulted from equity income offset by return of capital. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. As of March 31, 2017 and as of December 31, 2016, the carrying value of the collateral loans was approximately $7.2 million.
The following table summarizes investments in equity method investments by investment type as of March 31, 2017 and December 31, 2016 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
	March 31, 2017	March 31, 2017	December 31, 2016
Real estate	$2,616	$10,513	$10,514
Insurance linked securities	—	9,244	9,178
Activist hedge funds	—	4,341	4,336
Venture capital	300	924	906
Total Equity Method Investments	$2,916	$25,022	$24,934
Liquidity and Cash Flow Risk
As of March 31, 2017, 33.2% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 33.6% as of December 31, 2016. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of March 31, 2017, the fixed income securities had a weighted average life of 4.2 years and a duration of 3.5 years, compared to a weighted average life of 4.1 years and a duration of 3.4 years, as of December 31, 2016. The slight increase in weighted average life of the fixed income securities portfolio was the result of the reinvestment of proceeds from the maturity and sales of fixed income securities with longer average lives. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of March 31, 2017 and December 31, 2016 was 14.6% and 15.2%, respectively. The decrease is primarily the result of the increase in total shareholders’ equity. Refer to the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders, agents and reinsurers. It monitors concentration and credit quality risk through policies designed to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company’s insurance policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has protocols to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
As of March 31, 2017, Atlas’ allowance for bad debt was $2.5 million, compared to $2.4 million as of December 31, 2016. The increase in the allowance for bad debts was related to the re-estimation of the allowance during the three month period ended March 31, 2017.

The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.1% rated ‘BBB’ or better as of March 31, 2017 compared to 99.2% as of December 31, 2016.
Credit ratings of fixed income securities portfolio ($ in ‘000s)

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$43,694	28.3%	$44,521	28.5%
AA/Aa	61,155	39.7%	64,324	41.1%
A/A	23,068	15.0%	23,427	15.0%
BBB/Baa	24,901	16.1%	22,886	14.6%
BB	870	0.6%	1,114	0.7%
B	491	0.3%	215	0.1%
Total Fixed Income Securities	$154,179	100.0%	$156,487	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other than temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other than temporary. Atlas did not recognize any charges for securities impairments that were considered other than temporary for the three month periods ended March 31, 2017 and 2016.
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
The total fair value of the securities in an unrealized loss position as of March 31, 2017 was $88.0 million compared to $91.9 million as of December 31, 2016. This decrease was primarily driven by the positive changes in market values during the first three months of 2017. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries and the Global Liberty Quota Share with Swiss Re for Global Liberty. Under these contracts, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $40.7 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of March 31, 2017 as compared to $43.2 million as of December 31, 2016. The decrease in the amount recoverable from third party reinsurers resulted from a decrease in ceded incurred but not reported (“IBNR”) reserves and the timing of the collection of amounts recoverable on paid claims offset by the increase in ceded case reserves.
Estimating amounts of reinsurance recoverables is also impacted by the uncertainties involved in the establishment of provisions for unpaid claims and claims adjustment expenses. As underlying reserves potentially develop, the amounts ultimately recoverable may vary from amounts currently recorded. Atlas’ reinsurance recoverables are generally unsecured, with the exception of the new reinsurance agreement established as a condition to close the Gateway acquisition, which is secured by a letter of credit valued at 150% of the claims and claims adjustment expenses reserves. Atlas regularly evaluates its reinsurers, and the respective amounts recoverable, and an allowance for uncollectible reinsurance is provided for, if needed.
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. and White Rock Insurance (SAC) Ltd. (“White Rock”). Great American has a financial strength rating of A1 from Moody’s, Gen Re has a financial strength rating of AA+ from Standard & Poor’s, SCOR Re has a financial strength rating of Aa3 from Moody’s, Swiss Re has a financial strength rating of Aa3 from Moody’s, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers’ compensation program that was exited during 2013 and are fully secured by a letter of credit and funds held on deposit.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of March 31, 2017 and as of December 31, 2016. The other line of business is comprised of Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Provision for unpaid claims by type - gross of reinsurance ($ in ‘000s)

	March 31, 2017	December 31, 2016	YTD% Change
Case reserves	$57,264	$52,132	9.8%
IBNR	70,707	86,872	(18.6)%
Total	$127,971	$139,004	(7.9)%
Provision for unpaid claims by line of business – gross of reinsurance ($ in ‘000s)

	March 31, 2017	December 31, 2016	YTD% Change
Commercial automobile liability	$120,990	$132,732	(8.8)%
Other	6,981	6,272	11.3%
Total	$127,971	$139,004	(7.9)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in ‘000s)

	March 31, 2017	December 31, 2016	YTD% Change
Commercial automobile liability	$91,624	$101,220	(9.5)%
Other	3,124	2,414	29.4%
Total	$94,748	$103,634	(8.6)%
During the three month period ended March 31, 2017, case reserves increased by 9.8% compared to December 31, 2016, and IBNR reserves decreased by 18.6%. The increase in case reserves was primarily due to the implementation of the predictive model on reported claims from the more current accident years for our commercial auto programs. The decrease in IBNR was primarily due to claim settlements in excess of case reserves on prior accident years for our commercial auto and non-voluntary assigned risk programs.

The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2017 and 2016 were as follows ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2017	March 31, 2016
Unpaid claims and claims adjustment expenses, beginning of period	$139,004	$127,011
Less: reinsurance recoverable	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	103,634	97,612

Change in retroactive reinsurance ceded	(17)	3

Incurred related to:
Current year	29,013	24,637
Prior years	287	303
	29,300	24,940

Paid related to:
Current year	5,404	5,287
Prior years	32,765	24,161
	38,169	29,448

Net unpaid claims and claims adjustment expenses, end of period	94,748	93,107
Add: reinsurance recoverable	33,223	28,272
Unpaid claims and claims adjustment expenses, end of period	$127,971	$121,379
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
The incurred related to prior years for the three month periods ended March 31, 2017 and 2016 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools. The provision for unpaid claims and claims adjustment expenses decreased by 7.9% to $128.0 million as of March 31, 2017 compared to $139.0 million as of December 31, 2016 as a result of claim settlement activities on prior accident years. Open inventory for reported claims on accident years 2016 and prior at March 31, 2017 were 8,825 compared to 10,429 as at December 31, 2016.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance sheet arrangements
As of March 31, 2017, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Ordinary Share
Book value per ordinary share was as follows:

As of: ($ in ‘000s, except for share and per share data)	March 31, 2017	December 31, 2016
Shareholders’ equity	$132,683	$127,342
Less: Preferred stock in equity	—	—
Less: Accumulated dividends on preferred stock	333	333
Common equity	$132,350	$127,009
Participative shares:
Common shares outstanding	12,030,703	12,023,295
Restricted stock units (RSUs)	14,816	22,224
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$10.99	$10.54
Year-to-date in 2017, book value per common share increased by $0.45 relative to December 31, 2016 as follows: an increase of $0.40 related to net income after tax, an increase of $0.01 related to realized investment gains after tax, an increase of $0.01 related to the change in unrealized gains/losses after tax, and a net increase of $0.03 related to share-based compensation impacts. The causes of these changes are attributed to the combined effects of the reasons cited in the ‘Net Premium Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management - The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims and operating expenses. Atlas’ may also use cash provided from these sources to repurchase common shares in open market transactions under the new Share Repurchase Program.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion in the MD&A’s ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations.
On March 9, 2015, American Acquisition entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, includes a $30.0 million line of credit (“Draw Amount”), which may be drawn in increments at any time until December 31, 2016. The $30.0 million line of credit has a five year term and bears interest at one-month LIBOR plus 4.5%, effectively 5.48% as of March 31, 2017. The Loan Agreement also includes a $5.0 million revolving line of credit (“Revolver”), which may be drawn upon until May 7, 2018, that bears interest at one-month LIBOR plus 2.75%, effectively 3.73% as of March 31, 2017.
The Loan Agreement also provides for the issuance of letters of credit in an amount up to $2.0 million outstanding at any time. In addition, there is a non-utilization fee for each of the $30.0 million line of credit and $5.0 million revolving line of credit equal to 0.50% per annum of an amount equal to $30.0 million and $5.0 million, respectively, less the daily average of the aggregate principal amount outstanding under such credit line (plus, in the case of the $30.0 million line of credit, the aggregate amount of the letter of credit obligations outstanding).
The Loan Agreement requires American Acquisition to comply with customary affirmative and negative covenants, including those governing indebtedness, liens, investments, sales of assets, issuance of securities, and distributions. The Loan Agreement also requires American Acquisition to make mandatory prepayments under certain conditions and to comply with certain financial covenants, including the ASI Pool Subsidiaries maintaining a combined statutory net worth in an amount not less than $60.0 million (subject to adjustment) and maintaining a minimum funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (the “EBITDA Ratio”). The Loan Agreement is secured by substantially all of the property of American Acquisition, including all of the outstanding shares of the ASI Pool Subsidiaries.

As of December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.  In February 2017, American Acquisition filed its statutorily required financial statements for the year ended December 31, 2016, which are used to determine ongoing compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening described in Atlas’ 2016 Annual Report on Form 10-K and its effect on American Acquisition’s December 31, 2016 financial statements, American Acquisition was not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017.  American Acquisition had a thirty day period to cure this covenant non-compliance, and the Company and American Acquisition agreed with the lender to a modification to the loan covenants to more specifically address the effects of reserve modifications and/or obtaining a waiver with respect to the existing non-compliance. On April 26, 2017, Atlas issued senior unsecured notes and used a portion of the net proceeds of this offering, together with cash on hand, to repay the entire amount outstanding under the Loan Agreement, which was then terminated. See Note 19, ‘Subsequent Event’ for more information on the debt offering.
No funds were accessed from or repaid to the Revolver for the three months ended March 31, 2017. $2.0 million was accessed during 2016, including a portion that was used to repurchase preferred shares from the former owner of Gateway, while $100,000 was repaid during 2016. No funds were accessed against the Draw Amount for the year ended December 31, 2016. American Acquisition’s ability to access funds against the Draw Amount expired on December 31, 2016. The outstanding balance of the Draw Amount was contributed to the ASI Pool Subsidiaries in exchange for surplus notes that carry a variable interest rate of prime plus 2% with a maturity date of April 30, 2020. Interest payments and principal repayments require prior approval of the insurance commissioner of the state of domicile. No letters of credit were issued under the terms of this Loan Agreement as of March 31, 2017. As of March 31, 2017, the unused funds for the Revolver and the Draw Amount were $1.1 million and $14.5 million, respectively. As noted above, the Loan Agreement was terminated in April 2017.
For the three month period ended March 31, 2017, American Acquisition incurred interest expense, including amortized loan costs, of $275,000 in connection with the Loan Agreement. For the three month period ended March 31, 2016, interest expense, including amortized loan costs, was $250,000. As of March 31, 2017, unamortized bank fees associated with the Loan Agreement were $197,000. These bank fees will be expensed upon repayment of the Loan Agreement. See Note 19, ‘Subsequent Event’ for more information.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

	Three Month Period Ended	Twelve Month Period Ended
	March 31, 2017	December 31, 2016
Net cash flows provided by operating activities	$1,557	$170
Net cash flows provided by investing activities	3,933	8,412
Net cash flows used in financing activities	—	(1,048)
Net increase in cash	$5,490	$7,534
Cash provided by operations during the three month period ended March 31, 2017 was primarily due to the increase in net operating assets and liabilities and net income. We receive most premium in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the three month period ended March 31, 2017 was primarily a result of the sales of fixed income securities, equities and other investments offset by acquisition of fixed income securities and property and equipment.
In the first quarter of 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of ordinary voting common shares. Over the next 12 months, the repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the three month period ended March 31, 2017, no shares were repurchased under this Share Repurchase Program.
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
As of March 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $117.6 million and had combined net written premiums and combined statutory net income for the three month period ended March 31, 2017 of $85.6 million and $1.3 million, respectively.
As of December 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $113.9 million and had combined net written premiums and combined statutory net loss for the twelve month period ended December 31, 2016 of $180.1 million and $3.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2017 or during the year ended December 31, 2016.
Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk that were discussed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.
In connection with its operations, the Company and its Insurance Subsidiaries are, from time to time, named as defendants in actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided, and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions. All such actions are ordinary routine litigation incidental to the Company’s business.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.
Item 6.    Exhibits.

4.1
Indenture, dated as of April 26, 2017, between Atlas Financial Holdings, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference from our current report on Form 8-K filed April 26, 2017)

4.2
First Supplemental Indenture, dated as of April 26, 2017, between Atlas Financial Holdings, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference from our current report on Form 8-K filed April 26, 2017)

4.3	Form of Note representing $25,000,000 aggregate principal amount of 6.625% Senior Unsecured Notes due 2022 (incorporated by reference from our current report on Form 8-K filed April 26, 2017)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2017	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer