Form 10-Q
period 2017-06-30
Atlas Financial Holdings, Inc.
filed 2017-08-07
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2017	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 NW POINT BOULEVARD	60007
Elk Grove Village, IL	(Zip Code)
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

There were 12,030,703 shares of the Registrant’s common stock outstanding as of August 4, 2017, of which 11,930,703 are ordinary voting common shares and 100,000 are restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,261,304 shares as of August 4, 2017 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2017

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $153,761 and $157,451)	$153,826	$156,487
Equity securities, at fair value (cost $4,401 and $5,598)	4,841	6,223
Other investments	33,914	32,181
Total Investments	192,581	194,891
Cash and cash equivalents	49,228	29,888
Accrued investment income	1,656	1,228
Premiums receivable (net of allowance of $2,980 and $2,366)	95,685	77,386
Reinsurance recoverables on amounts paid	6,646	7,786
Reinsurance recoverables on amounts unpaid	27,938	35,370
Prepaid reinsurance premiums	14,002	13,372
Deferred policy acquisition costs	17,228	13,222
Deferred tax asset, net	17,327	18,498
Goodwill	2,726	2,726
Intangible assets, net	4,340	4,535
Property and equipment, net	12,680	11,770
Other assets	8,429	12,905
Total Assets	$450,466	$423,577
Liabilities
Claims liabilities	$118,989	$139,004
Unearned premiums	143,271	113,171
Due to reinsurers	8,747	8,369
Notes payable, net	23,935	19,187
Other liabilities and accrued expenses	16,667	16,504
Total Liabilities	$311,609	$296,235
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: June 30, 2017 and December 31, 2016 - 0. Liquidation value $1.00 per share	$—	$—
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: June 30, 2017 - 11,930,703 and December 31, 2016 - 11,895,104	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2017 - 100,000 and December 31, 2016 - 128,191	—	—
Additional paid-in capital	199,849	199,244
Retained deficit	(61,356)	(71,718)
Accumulated other comprehensive income (loss), net of tax	328	(220)
Total Shareholders’ Equity	$138,857	$127,342
Total Liabilities and Shareholders’ Equity	$450,466	$423,577
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in ‘000s, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017 (unaudited)	June 30, 2016 (unaudited)	June 30, 2017 (unaudited)	June 30, 2016 (unaudited)
Net premiums earned	$54,049	$41,802	$102,475	$83,555
Net investment income	1,266	1,112	2,409	1,765
Net realized investment gains	284	155	418	394
Other income	103	127	217	229
Total revenue	55,702	43,196	105,519	85,943
Net claims incurred	32,469	24,574	61,769	49,514
Acquisition costs	6,670	3,970	11,766	8,023
Other underwriting expenses	7,342	6,783	14,933	13,354
Amortization of intangible assets	98	98	195	195
Interest expense	644	266	912	499
Expenses recovered pursuant to stock purchase agreements	—	—	—	(402)
Total expenses	47,223	35,691	89,575	71,183
Income from operations before income tax expense	8,479	7,505	15,944	14,760
Income tax expense	2,969	2,605	5,582	5,049
Net income	5,510	4,900	10,362	9,711
Less: Preferred share dividends	—	78	—	161
Net income attributable to common shareholders	$5,510	$4,822	$10,362	$9,550

Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Earnings per common share basic	$0.46	$0.40	$0.86	$0.79
Diluted weighted average common shares outstanding	12,181,880	12,747,751	12,191,646	12,749,083
Earnings per common share diluted	$0.45	$0.38	$0.85	$0.76

Condensed Consolidated Statements of Comprehensive Income

Net income	$5,510	$4,900	$10,362	$9,711

Other comprehensive income:
Changes in net unrealized investment gains	733	1,756	1,082	4,661
Reclassification to net income	(150)	288	(239)	248
Effect of income tax	(204)	(715)	(295)	(1,718)
Other comprehensive income	379	1,329	548	3,191
Total comprehensive income	$5,889	$6,229	$10,910	$12,902
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	9,711	—	9,711
Retirement of preferred shares	(402)	—	—	—	—	—	(402)
Other comprehensive income	—	—	—	—	—	3,191	3,191
Share-based compensation	—	—	—	836	—	—	836
Balance June 30, 2016 (unaudited)	$6,539	$36	$—	$198,877	$(64,653)	$2,159	$142,958

Balance December 31, 2016	$—	$36	$—	$199,244	$(71,718)	$(220)	$127,342
Net income	—	—	—	—	10,362	—	10,362
Other comprehensive income	—	—	—	—	—	548	548
Share-based compensation	—	—	—	605	—	—	605
Balance June 30, 2017 (unaudited)	$—	$36	$—	$199,849	$(61,356)	$328	$138,857
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Six Month Periods Ended
	June 30, 2017 (unaudited)	June 30, 2016 (unaudited)
Operating activities:
Net income	$10,362	$9,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	553	480
Share-based compensation expense	605	836
Amortization of deferred gain on sale of headquarters building	(17)	(21)
Amortization of intangible assets	195	195
Deferred income taxes	875	1,361
Net realized investment gains	(418)	(394)
Gain in equity of investees	(504)	(215)
Amortization of bond premiums and discounts	479	683
Amortization of financing costs	252	34
Expenses recovered pursuant to stock purchase agreements	—	(402)
Net changes in operating assets and liabilities:
Accrued investment income	(428)	118
Premiums receivable, net	(18,298)	(5,046)
Due from reinsurers and prepaid reinsurance premiums	7,942	(3,090)
Deferred policy acquisition costs	(4,005)	(422)
Other assets	4,475	10,206
Claims liabilities	(20,015)	(14,554)
Unearned premiums	30,100	4,235
Due to reinsurers	378	147
Other liabilities and accrued expenses	179	(1,811)
Net cash flows provided by operating activities	12,710	2,051
Investing activities:
Purchases of:
Fixed income securities	(21,367)	(36,827)
Equity securities	(3,100)	(2,000)
Other investments	(1,828)	(5,361)
Property, equipment and other	(1,463)	(252)
Proceeds from sale and maturity of:
Fixed income securities	24,709	40,601
Equity securities	4,582	—
Other investments	600	1,472
Net cash flows provided by (used in) investing activities	2,133	(2,367)
Financing activities:
Proceeds from notes payable, net of issuance costs	23,897	500
Repayment of notes payable	(19,400)	(100)
Net cash flows provided by financing activities	4,497	400
Net change in cash and cash equivalents	19,340	84
Cash and cash equivalents, beginning of period	29,888	22,354
Cash and cash equivalents, end of period	$49,228	$22,438

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(236)	$3,353
Interest	510	358
Supplemental disclosure of noncash investing and financing activities:
Redemption of preferred shares related to Gateway stock purchase agreement	—	(402)
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results expected for the full calendar year.
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
2. NEW ACCOUNTING STANDARDS
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the six month period ended June 30, 2017, as compared to those described in our Annual Report on Form 10-K for the twelve month period ended December 31, 2016, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2017 have been adopted by the Company.
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
Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on when an entity should apply modification accounting when changes are made to a share-based compensation award. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the prescribed prospective approach. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
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
All other recently issued pronouncements with effective dates after June 30, 2017 are not expected to have a material impact on the consolidated financial statements.

3. INTANGIBLE ASSETS
The following table presents a summary of intangible assets by major asset class as of June 30, 2017 and December 31, 2016:

($ in ‘000s)
As of June 30, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$277	$1,523
Customer relationship	10 years	2,700	623	2,077
State insurance licenses	Indefinite	740	—	740
		$5,240	$900	$4,340

As of December 31, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$217	$1,583
Customer relationship	10 years	2,700	488	2,212
State insurance licenses	Indefinite	740	—	740
		$5,240	$705	$4,535
4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
($ in ‘000s, except share and per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic:
Income from operations before income tax expense	$8,479	$7,505	$15,944	$14,760
Income tax expense	2,969	2,605	5,582	5,049
Net income	$5,510	$4,900	$10,362	$9,711
Less: Preferred share dividends	—	78	—	161
Net income attributable to common shareholders	$5,510	$4,822	$10,362	$9,550
Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Earnings per common share basic	$0.46	$0.40	$0.86	$0.79
Diluted:
Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Add:
Dilutive stock options outstanding	136,361	179,835	146,127	181,167
Dilutive shares upon preferred share conversion	—	522,397	—	522,397
Diluted weighted average common shares outstanding	12,181,880	12,747,751	12,191,646	12,749,083
Earnings per common share diluted	$0.45	$0.38	$0.85	$0.76
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

The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividends declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In the three and six month periods ended June 30, 2017, all exercisable stock options were deemed to be dilutive. In the three and six month periods ended June 30, 2016, all exercisable stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The cost or amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows ($ in ‘000s):

As of June 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,793	$8	$(165)	$22,636
States, municipalities and political subdivisions	11,568	71	(72)	11,567
Corporate
Banking/financial services	21,171	200	(43)	21,328
Consumer goods	8,973	92	(43)	9,022
Capital goods	7,765	174	(2)	7,937
Energy	4,933	100	(43)	4,990
Telecommunications/utilities	11,197	86	(87)	11,196
Health care	1,005	6	(9)	1,002
Total Corporate	55,044	658	(227)	55,475
Mortgage Backed
Mortgage backed - agency	28,219	83	(246)	28,056
Mortgage backed - commercial	23,637	177	(224)	23,590
Total Mortgage Backed	51,856	260	(470)	51,646
Other asset backed	12,500	19	(17)	12,502
Total Fixed Income Securities	$153,761	$1,016	$(951)	$153,826
Equities	4,401	440	—	4,841
Totals	$158,162	$1,456	$(951)	$158,667

As of December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,716	$15	$(257)	$22,474
States, municipalities and political subdivisions	10,647	25	(202)	10,470
Corporate
Banking/financial services	22,890	105	(143)	22,852
Consumer goods	8,637	45	(89)	8,593
Capital goods	7,807	109	(43)	7,873
Energy	3,689	88	(42)	3,735
Telecommunications/utilities	7,746	22	(151)	7,617
Health care	1,376	3	(22)	1,357
Total Corporate	52,145	372	(490)	52,027
Mortgage Backed
Mortgage backed - agency	34,332	98	(416)	34,014
Mortgage backed - commercial	21,277	132	(251)	21,158
Total Mortgage Backed	55,609	230	(667)	55,172
Other asset backed	16,334	39	(29)	16,344
Total Fixed Income Securities	$157,451	$681	$(1,645)	$156,487
Equities	5,598	625	—	6,223
Totals	$163,049	$1,306	$(1,645)	$162,710
The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of June 30, 2017	Amortized Cost	Fair Value
One year or less	$9,337	$9,342
One to five years	41,490	41,577
Five to ten years	33,028	33,219
More than ten years	5,550	5,540
Total contractual maturity	89,405	89,678
Total mortgage and asset backed	64,356	64,148
Total	$153,761	$153,826
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
There were no other-than-temporary impairments recorded for the three and six month periods ended June 30, 2017 and 2016 as a result of the above analysis performed by management.
The aging of unrealized losses on the Company’s investments in fixed income securities and equities is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$18,305	$(165)	$—	$—	$18,305	$(165)
States, municipalities and political subdivisions	4,700	(72)	—	—	4,700	(72)
Corporate
Banking/financial services	7,664	(43)	—	—	7,664	(43)
Consumer goods	3,809	(33)	198	(10)	4,007	(43)
Capital goods	100	(2)	—	—	100	(2)
Energy	1,568	(43)	—	—	1,568	(43)
Telecommunications/utilities	4,494	(58)	323	(29)	4,817	(87)
Health care	640	(9)	—	—	640	(9)
Total Corporate	18,275	(188)	521	(39)	18,796	(227)
Mortgage Backed
Mortgage backed - agency	17,931	(213)	2,005	(33)	19,936	(246)
Mortgage backed - commercial	12,070	(174)	1,917	(50)	13,987	(224)
Total Mortgage Backed	30,001	(387)	3,922	(83)	33,923	(470)
Other asset backed	4,891	(5)	1,152	(12)	6,043	(17)
Total Fixed Income Securities	$76,172	$(817)	$5,595	$(134)	$81,767	$(951)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$16,187	$(257)	$—	$—	$16,187	$(257)
States, municipalities and political subdivisions	7,604	(202)	—	—	7,604	(202)
Corporate
Banking/financial services	12,429	(143)	132	—	12,561	(143)
Consumer goods	5,453	(83)	222	(6)	5,675	(89)
Capital goods	3,224	(37)	100	(6)	3,324	(43)
Energy	229	(1)	959	(41)	1,188	(42)
Telecommunications/utilities	2,620	(73)	962	(78)	3,582	(151)
Health care	476	(22)	—	—	476	(22)
Total Corporate	24,431	(359)	2,375	(131)	26,806	(490)
Mortgage Backed
Mortgage backed - agency	21,818	(372)	2,092	(44)	23,910	(416)
Mortgage backed - commercial	10,235	(205)	2,053	(46)	12,288	(251)
Total Mortgage Backed	32,053	(577)	4,145	(90)	36,198	(667)
Other asset backed	977	(2)	4,118	(27)	5,095	(29)
Total Fixed Income Securities	$81,252	$(1,397)	$10,638	$(248)	$91,890	$(1,645)
As of June 30, 2017, we held 261 individual fixed income securities that were in an unrealized loss position, of which 23 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2016, we held 316 individual fixed income securities that were in an unrealized loss position, of which 39 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and six month periods ended June 30, 2017 or for the year ended December 31, 2016, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three and six month periods ended June 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total investment income
Interest income	$917	$937	$1,805	$1,919
Income from other investments	573	399	1,049	296
Investment expenses	(224)	(224)	(445)	(450)
Net investment income	$1,266	$1,112	$2,409	$1,765

The following table presents the aggregate proceeds, gross realized gains and gross realized losses from sales and calls of fixed income securities and equities for the three and six month periods ended June 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Fixed income securities[1]:
Proceeds from sales and calls	$9,130	$7,733	$14,352	$29,258
Gross realized gains	110	191	164	515
Gross realized losses	(22)	(36)	(32)	(121)
Equities:
Proceeds from sales	$3,128	$—	$4,582	$—
Gross realized gains	196	—	288	—
Gross realized losses	—	—	(2)	—
Total:
Proceeds from sales and calls	$12,258	$7,733	$18,934	$29,258
Gross realized gains	306	191	452	515
Gross realized losses	(22)	(36)	(34)	(121)
1 - The proceeds from sales and calls, gross realized gains and gross realized losses on fixed income securities for the three and six month periods ended June 30, 2016 were restated to include both voluntary and involuntary calls.
The following table summarizes the components of net investment realized gains for the three and six month periods ended June 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Fixed income securities	$88	$155	$132	$394
Equities	196	—	286	—
Net investment realized gains	$284	$155	$418	$394
Other Investments:
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $26.3 million and $24.9 million as of June 30, 2017 and December 31, 2016, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invests in income-producing real estate. The carrying value of the collateral loans was $7.6 million and $7.2 million as of June 30, 2017 and December 31, 2016, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of June 30, 2017 and as of December 31, 2016, the Company had no valuation allowances established for impaired loans.

Collateral pledged:
As of June 30, 2017 and as of December 31, 2016, bonds and term deposits with a fair value of $15.1 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of June 30, 2017 and as of December 31, 2016, the amounts of such pledged securities were $11.2 million and $5.6 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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

The following table summarizes Atlas’ investments at fair value as of June 30, 2017 and as of December 31, 2016 ($ in ‘000s):

As of June 30, 2017	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,636	$—	$—	$22,636
States, municipalities and political subdivisions	—	11,567	—	11,567
Corporate
Banking/financial services	—	21,328	—	21,328
Consumer goods	—	9,022	—	9,022
Capital goods	—	7,937	—	7,937
Energy	—	4,990	—	4,990
Telecommunications/utilities	—	11,196	—	11,196
Health care	—	1,002	—	1,002
Total Corporate	—	55,475	—	55,475
Mortgage Backed
Mortgage backed - agency	—	28,056	—	28,056
Mortgage backed - commercial	—	23,590	—	23,590
Total Mortgage Backed	—	51,646	—	51,646
Other asset backed	—	12,502	—	12,502
Total Fixed Income Securities	$22,636	$131,190	$—	$153,826
Equities	4,841	—	—	4,841
Totals	$27,477	$131,190	$—	$158,667

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,474	$—	$—	$22,474
States, municipalities and political subdivisions	—	10,470	—	10,470
Corporate
Banking/financial services	—	22,852	—	22,852
Consumer goods	—	8,593	—	8,593
Capital goods	—	7,873	—	7,873
Energy	—	3,735	—	3,735
Telecommunications/utilities	—	7,617	—	7,617
Health care	—	1,357	—	1,357
Total Corporate	—	52,027	—	52,027
Mortgage Backed
Mortgage backed - agency	—	34,014	—	34,014
Mortgage backed - commercial	—	21,158	—	21,158
Total Mortgage Backed	—	55,172	—	55,172
Other asset backed	—	16,344	—	16,344
Total Fixed Income Securities	$22,474	$134,013	$—	$156,487
Equities	6,223	—	—	6,223
Totals	$28,697	$134,013	$—	$162,710
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.

Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of June 30, 2017. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of June 30, 2017 or as of December 31, 2016. There were no transfers in or out of Level 2 or Level 3 during the three and six month periods ended June 30, 2017 and 2016.
7. INCOME TAXES
Atlas’ effective tax rate was 35.0% for each of the three and six month periods ended June 30, 2017 and 34.7% and 34.2% for the three and six month periods ended June 30, 2016, respectively. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$2,968	35.0%	$2,627	35.0%	$5,581	35.0%	$5,166	35.0%
Nondeductible expenses	6	0.1%	9	0.1%	27	0.2%	9	0.1%
Tax-exempt income	(5)	(0.1)%	(12)	(0.1)%	(10)	(0.1)%	(24)	(0.2)%
State tax (net of federal benefit)	—	—%	(19)	(0.3)%	(2)	—%	39	0.3%
Nondeductible acquisition accounting adjustment	—	—%	—	—%	—	—%	(141)	(1.0)%
Other	—	—%	—	—%	(14)	(0.1)%	—	—%
Provision for income taxes for continuing operations	$2,969	35.0%	$2,605	34.7%	$5,582	35.0%	$5,049	34.2%
Income tax expense consists of the following for the three and six month periods ended June 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Current tax expense	$2,304	$2,025	$4,707	$3,689
Deferred tax expense	665	580	875	1,360
Total	$2,969	$2,605	$5,582	$5,049
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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.0 million as of June 30, 2017.

The components of net deferred income tax assets and liabilities as of June 30, 2017 and December 31, 2016 are as follows ($ in ‘000s):

	June 30, 2017	December 31, 2016
Gross deferred tax assets:
Losses carried forward	$13,034	$14,535
Claims liabilities and unearned premiums	10,418	8,546
Tax credits	662	662
Investments	2	—
Commissions	1,025	1,269
Other	2,674	2,184
Total gross deferred tax assets	27,815	27,196

Gross deferred tax liabilities:
Deferred policy acquisition costs	6,029	4,628
Investments	727	475
Fixed assets	559	559
Intangible assets	1,260	1,328
Other	1,913	1,708
Total gross deferred tax liabilities	10,488	8,698
Net deferred tax assets	$17,327	$18,498
Amounts and expiration dates of the operating loss carryforwards as of June 30, 2017 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$3,058
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	1,826
2012	2032	9,236
Total		$37,240
Atlas has not established a valuation allowance for its gross future deferred tax assets as of June 30, 2017 or as of December 31, 2016. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six month periods ended June 30, 2017 and 2016. The Internal Revenue Service (“IRS”) completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax. Tax year 2013 and years thereafter are subject to examination by the IRS.

8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the five year lease term, which ended in May 2017. Atlas recognized $6,000 and $10,000 as an offset to rent expense for the three month periods ended June 30, 2017 and 2016, respectively. Total rental expense recognized on the headquarters building was $201,000 and $187,000 for the three month periods ended June 30, 2017 and 2016, respectively. Atlas recognized $17,000 and $21,000 as an offset to rent expense for the six month periods ended June 30, 2017 and 2016, respectively. Total rental expense recognized on the headquarters building was $398,000 and $370,000 for the six month periods ended June 30, 2017 and 2016, respectively. The increase in rental expense on the headquarters building for the three and six month periods ended June 30, 2017 was primarily due to the leasing of additional space.
As of June 30, 2017, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year ($ in ‘000s):

Year	2017	2018	2019	2020	2021	2022 & Beyond	Total
Amount	$517	$993	$996	$990	$946	$146	$4,588
The Company has entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters (see Note 9). As of June 30, 2017, the remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are $8.9 million.
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of June 30, 2017, the unfunded commitments are $2.8 million.
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

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of June 30, 2017 and as of December 31, 2016 (excluding assets held for sale) ($ in ‘000s):

	June 30, 2017	December 31, 2016
Buildings	$7,433	$7,425
Land	1,840	1,840
Building improvements	642	139
Leasehold improvements	579	527
Internal use software	8,662	8,078
Computer equipment	2,719	2,464
Furniture and other office equipment	647	586
Total	22,522	21,059
Accumulated depreciation	(9,842)	(9,289)
Total property and equipment, net	$12,680	$11,770
Depreciation expense and amortization was $280,000 and $218,000 for the three month periods ended June 30, 2017 and 2016, respectively. Depreciation expense and amortization was $553,000 and $480,000 for the six month periods ended June 30, 2017 and 2016, respectively. For the year ended December 31, 2016, depreciation expense and amortization was $1.0 million.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace the current leased office space. There was no depreciation expense related to the building recorded for the three and six month periods ended June 30, 2017 or for the year ended December 31, 2016.
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
Premiums written, premiums earned and amounts related to reinsurance as of and for the three and six month periods ended June 30, 2017 and 2016 are as follows ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Direct premiums written	$56,409	$48,312	$147,474	$109,380
Assumed premiums written	945	41	8,376	2,998
Ceded premiums written	(11,042)	(13,096)	(23,905)	(27,050)
Net premiums written	$46,312	$35,257	$131,945	$85,328

Direct premiums earned	$63,474	$53,877	$121,839	$106,661
Assumed premiums earned	2,254	864	3,911	1,482
Ceded premiums earned	(11,679)	(12,939)	(23,275)	(24,588)
Net premiums earned	$54,049	$41,802	$102,475	$83,555

Ceded claims and claims adjustment expenses	$3,109	$4,685	$6,834	$9,122
Ceding commissions	3,085	4,299	6,785	6,232

11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2017 and 2016 were as follows ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Unpaid claims and claims adjustment expenses, beginning of period	$127,971	$121,379	$139,004	$127,011
Less: reinsurance recoverable	33,223	28,272	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	94,748	93,107	103,634	97,612

Change in retroactive reinsurance ceded	62	271	45	274

Incurred related to:
Current year	32,315	24,513	61,328	49,150
Prior years	154	61	441	364
	32,469	24,574	61,769	49,514

Paid related to:
Current year	10,147	8,453	15,551	13,740
Prior years	26,081	22,733	58,846	46,894
	36,228	31,186	74,397	60,634

Net unpaid claims and claims adjustment expenses, end of period	91,051	86,766	91,051	86,766
Add: reinsurance recoverable	27,938	25,691	27,938	25,691
Unpaid claims and claims adjustment expenses, end of period	$118,989	$112,457	$118,989	$112,457
The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments.
The unfavorable development for the three and six month periods ended June 30, 2017 and the six month period ended June 30, 2016 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools. The unfavorable development for the three month period ended June 30, 2016 resulted from Atlas’ participation in non-voluntary assigned risk pools offset by favorable development on the run-off surety program. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
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

Stock options - Stock option activity for the six month periods ended June 30, 2017 and 2016 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	Six Month Periods Ended
	June 30, 2017		June 30, 2016
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	187,728	C$6.22
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	187,728	C$6.22	187,728	C$6.22

	Six Month Periods Ended
	June 30, 2017		June 30, 2016
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 362,728 stock options that are exercisable as of June 30, 2017. The stock option grants outstanding have a weighted average remaining life of 6.33 years and have an intrinsic value of $2.3 million as of June 30, 2017.
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
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.  For the three and six month periods ended June 30, 2017, 40,000 shares vested.
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

Restricted shares - The activity for the restricted voting common shares and restricted share units for the six month periods ended June 30, 2017 and 2016 are as follows:

	Six Month Periods Ended
	June 30, 2017		June 30, 2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	311,120	$15.92	348,155	$15.53
Granted	—	—	—	—
Vested	(77,040)	15.21	(37,035)	12.20
Non-vested, end of period	234,080	$16.15	311,120	$15.92
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $285,000 and $388,000 in share-based compensation expense, including income tax expense, for the three month periods ended June 30, 2017 and 2016, respectively. Atlas recognized $605,000 and $836,000 in share-based compensation expense, including income tax expense, for the six month periods ended June 30, 2017 and 2016, respectively. Total unearned share-based compensation expense was $812,000 related to all stock option grants and $1.8 million related to restricted voting common shares and restricted share units as of June 30, 2017. This unearned share-based compensation expense will be amortized over the next 32 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $114,000 and $106,000 for the three month periods ended June 30, 2017 and 2016, respectively. Company contributions were $242,000 and $217,000 for the six month periods ended June 30, 2017 and 2016, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $50,000 and $52,000 for the three month periods ended June 30, 2017 and 2016, respectively, and $105,000 and $96,000 for the six month periods ended June 30, 2017 and 2016, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL
The share capital is as follows:

		June 30, 2017		December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Amount ($ in ‘000s)	Shares Issued and Outstanding	Amount ($ in ‘000s)
Preferred shares	100,000,000	—	$—	—	$—

Ordinary voting common shares	266,666,667	11,930,703	$36	11,895,104	$36
Restricted voting common shares	33,333,334	100,000	—	128,191	—
Total common shares	300,000,001	12,030,703	$36	12,023,295	$36

All of the issued and outstanding restricted voting common shares are beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”). The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The restricted voting common shares will convert to ordinary voting common shares in the event that these Kingsway-owned shares are sold to non-affiliates of Kingsway. During the second quarter of 2017, 28,191 restricted voting common shares were converted to ordinary voting common shares due to the sale by Kingsway of the shares to a non-affiliate.
There were 14,816 and 22,224 non-vested restricted stock units (“RSUs”) as of June 30, 2017 and December 31, 2016, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the six month period ended June 30, 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the six month period ended June 30, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. These shares were granted and issued under the Company’s Equity Incentive Plan.
In the first quarter of 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. Over the next 12 months, the repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the six month period ended June 30, 2017, no shares were repurchased under this Share Repurchase Program.
During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. There were no preferred shares outstanding as of June 30, 2017 and as of December 31, 2016. The preferred shares redeemed and canceled during 2016 have been recorded as a recovery of acquisition expense and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of income and comprehensive income in the period that the contingency is re-estimated.
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
On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. As of June 30, 2017 and December 31, 2016, Atlas accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remain unpaid. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor.
15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2017 and 2016 consisted of the following ($ in ‘000s):

	Six Month Periods Ended
	June 30, 2017	June 30, 2016
Balance, beginning of period	$13,222	$10,235
Acquisition costs deferred	15,772	8,445
Amortization charged to income	(11,766)	(8,023)
Balance, end of period	$17,228	$10,657

16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of June 30, 2017 and December 31, 2016 these related-party transactions comprised 9.1% and 8.4%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors may invest in and manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
17. NOTES PAYABLE
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Interest on the senior unsecured notes is payable quarterly on each January 26, April 26, July 26 and October 26. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the senior unsecured notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The senior unsecured notes will rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The senior unsecured notes will rank equally in right of payment to all of Atlas’ existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the senior unsecured notes will be structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries.
The senior unsecured notes were issued under an indenture and supplemental indenture that contains covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
On March 9, 2015, American Insurance Acquisition, Inc. (“American Acquisition”), a wholly-owned direct subsidiary of Atlas, entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, included a $30.0 million line of credit (“Draw Amount”), which could have been drawn in increments at any time until December 31, 2016. The $30.0 million line of credit had a five year term and bore interest at one-month LIBOR plus 4.5%. The Loan Agreement also included a $5.0 million revolving line of credit (“Revolver”), which could have been drawn upon until May 7, 2018, that bore interest at one-month LIBOR plus 2.75%.
The Loan Agreement was terminated in April 2017. Atlas used a portion of the net proceeds of the senior unsecured notes offering, together with cash on hand, for the repayment of all outstanding balances under the Draw Amount and Revolver, $15.5 million and $3.9 million, respectively.
Interest expense on notes payables was $640,000 and $266,000 for the three month periods ended June 30, 2017 and 2016, respectively. Interest expense on notes payable was $915,000 and $499,000 for the six month periods ended June 30, 2017 and 2016, respectively.
Notes payable outstanding as of June 30, 2017 and as of December 31, 2016 ($ in ‘000s):

	June 30, 2017	December 31, 2016
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$—
Revolver	—	3,900
Draw Amount	—	15,500
Total outstanding borrowings	25,000	19,400
Unamortized issuance costs	(1,065)	(213)
Total notes payable	$23,935	$19,187

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
As of June 30, 2017, our Insurance Subsidiaries had a combined statutory surplus of $124.6 million and had combined net written premiums and combined statutory net income for the six month period ended June 30, 2017 of $131.9 million and $9.3 million, respectively.
As of December 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $113.9 million and had combined net written premiums and combined statutory net loss for the twelve month period ended December 31, 2016 of $180.1 million and $3.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2017 or during the year ended December 31, 2016.

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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”) and Global Liberty Insurance Company of New York (“Global Liberty”). This sector includes taxi cabs, non-emergency para-transit, limousine, livery (including certain transportation network companies (“TNC”) drivers/operators) and business auto. Our goal is to always be the preferred specialty commercial transportation insurer in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States. The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively write insurance in 42 states and the District of Columbia. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Over the past six years, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the Insurance Subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

Our primary target market is made up of small to mid-size taxi, limousine, other livery (including TNC drivers/operators) and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements.  In these cases, we provide support in the areas of day-to-day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis.  We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected.  Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive in the current market environment.
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

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
Second Quarter 2017 Financial Performance Summary (comparisons to Second Quarter 2016 unless otherwise noted):

•	Total revenue for the three month period ended June 30, 2017 increased by 28.9% to $55.7 million

•	Gross premium written increased by 18.6% to $57.4 million

•	In-force premium as of June 30, 2017 increased 20.4% to $264.6 million compared to $219.8 million

•	Underwriting income for the second quarter 2017 was $7.5 million compared to $6.4 million

•	The combined ratio for the second quarter 2017 was 86.2% compared to 84.8%

•
Net income for the second quarter 2017 was $5.5 million, or $0.45 per common share diluted, compared to $4.9 million, or $0.38 per common share diluted, representing an increase of $0.07 or 18.4% increase from second quarter 2016

•	Book value per common share on June 30, 2017 was $11.50, compared to $10.54 as of December 31, 2016 and $11.27 as of June 30, 2016

•	Annualized return on equity was 16.2% in the second quarter 2017 compared to 14.0% in the prior year period

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2017 and 2016. Ratios are calculated as a percentage of net premium earned.
Selected financial information ($ in ‘000s, except per share data)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross premium written	$57,354	$48,353	$155,850	$112,378
Net premium earned	54,049	41,802	102,475	83,555
Net claims incurred	32,469	24,574	61,769	49,514
Underwriting expense:
Acquisition costs	6,670	3,970	11,766	8,023
Share-based compensation	285	388	605	776
Expenses recovered related to stock purchase agreements	—	—	—	(402)
Other underwriting expenses	7,155	6,493	14,523	12,773
Total underwriting expenses	14,110	10,851	26,894	21,170
Underwriting income	7,470	6,377	13,812	12,871
Net investment income	1,266	1,112	2,409	1,765
Income from operating activities, before tax	8,736	7,489	16,221	14,636
Interest expense	(644)	(266)	(912)	(499)
Realized gains and other income	387	282	635	623
Net income before tax	8,479	7,505	15,944	14,760
Income tax expense	2,969	2,605	5,582	5,049
Net income	$5,510	$4,900	$10,362	$9,711

Key Financial Ratios:
Loss ratio	60.1%	58.8%	60.3%	59.3%
Underwriting expense ratio:
Acquisition cost ratio	12.3%	9.5%	11.5%	9.6%
Share-based compensation ratio	0.5%	1.0%	0.6%	0.9%
Expenses recovered related to stock purchase agreements ratio	—%	—%	—%	(0.5)%
Other underwriting expense ratio	13.3%	15.5%	14.1%	15.3%
Total underwriting expense ratio	26.1%	26.0%	26.2%	25.3%
Combined ratio	86.2%	84.8%	86.5%	84.6%
Earnings per common share diluted	$0.45	$0.38	$0.85	$0.76
Book value per common share	$11.50	$11.27	$11.50	$11.27
Return on equity (annualized)	16.2%	14.0%	15.6%	14.2%
Three and six month periods ended June 30, 2017 compared to the three and six month periods ended June 30, 2016:
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business ($ in ‘000s)

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2017	June 30, 2016	% Change	June 30, 2017	June 30, 2016	% Change
Commercial automobile	$57,134	$47,817	19.5%	$155,441	$111,632	39.2%
Other	220	536	(59.0)%	409	746	(45.2)%
Total	$57,354	$48,353	18.6%	$155,850	$112,378	38.7%
Gross written premium increased 18.6% for the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016 primarily due to our para-transit and limousine accounts in California, Illinois, New Jersey and New York partially offset by a reduction in taxi business in Louisiana, Minnesota and Nevada.
Gross written premium increased 38.7% for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016 primarily due to our New York para-transit and limousine accounts and the utilization of an assumption reinsurance agreement to write business in certain southwestern states offset by a reduction in Louisiana, Michigan, Minnesota and Nevada taxi accounts. Also, January 1 and March 1 are common public motor vehicle renewal dates in Illinois and New York, respectively.

In-force premium was $264.6 million, $224.6 million and $219.8 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The Company’s gross unearned premium reserve was $143.3 million, $113.2 million and $112.4 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2016 primarily resulted from our January 1 and March 1 common public motor vehicle renewal business in Illinois and New York, respectively, coupled with organic growth in other jurisdictions. The increase in gross unearned premium reserves and in-force premium in comparison to June 30, 2016 primarily resulted from growth of para-transit and limousine business in the states of California, New Jersey and New York offset by decreases in taxi business in the states of California, Louisiana and Minnesota.
We continued our discipled underwriting practices in the state of Michigan. We have raised prices for the fourth time in the last five years based on the challenging results seen in that state. As a result, we have seen fewer renewals of our Michigan business. In-force premium in the state of Michigan was $6.9 million, $9.3 million and $10.5 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.
Geographic Concentration
The following table summarizes gross premium written by state for the three month periods ended June 30, 2017 and 2016:
Gross premium written by state ($ in ‘000s)

	Three Month Periods Ended
	June 30, 2017		June 30, 2016
New York	$15,438	26.9%	$12,649	26.2%
California	9,589	16.7%	6,808	14.1%
New Jersey	3,142	5.5%	353	0.7%
Virginia	2,402	4.2%	2,013	4.2%
Washington	2,236	3.9%	1,886	3.9%
Texas	2,137	3.7%	2,449	5.1%
Ohio	1,948	3.4%	1,362	2.8%
Louisiana	1,895	3.3%	2,579	5.3%
Michigan	1,689	2.9%	2,273	4.7%
Illinois	1,588	2.8%	1,108	2.3%
Other	15,290	26.7%	14,873	30.7%
Total	$57,354	100.0%	$48,353	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended June 30, 2016, we experienced growth in gross premium written in our core business in 26 states in the three month period ended June 30, 2017. We experienced quarter over quarter growth of greater than 100% in 6 of those 26 states, due to a continuing positive response from both new and existing agents to Atlas’ value proposition and the current market environment. The largest increases resulted from para-transit and limousine business in California, New Jersey and New York.

The following table summarizes gross premium written by state for the six month periods ended June 30, 2017 and 2016:
Gross premium written by state ($ in ‘000s)

	Six Month Periods Ended
	June 30, 2017		June 30, 2016
New York	$61,976	39.8%	$32,340	28.8%
California	23,618	15.2%	13,303	11.8%
Illinois	12,260	7.9%	10,430	9.3%
New Jersey	5,560	3.6%	986	0.9%
Virginia	4,249	2.7%	3,667	3.3%
Washington	3,944	2.5%	2,452	2.2%
Texas	3,704	2.4%	4,153	3.7%
Nevada	3,671	2.4%	5,277	4.7%
Louisiana	3,632	2.3%	4,009	3.6%
Michigan	3,610	2.3%	5,942	5.3%
Other	29,626	18.9%	29,819	26.4%
Total	$155,850	100.0%	$112,378	100.0%
Atlas saw similar geographic diversification for the six month period ended June 30, 2017, during which 8 states experienced growth of 50% or more as compared to the six month period ended June 30, 2016. The largest increases resulted from New York limousine business, the utilization of an assumption reinsurance agreement to write business in certain states for business which A.M. Best ‘A’ rated paper is required and the continued organic growth in our limousine and para-transit products.
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
Ceded premium written decreased by 15.7% to $11.0 million for the three month period ended June 30, 2017, compared to $13.1 million for the three month period ended June 30, 2016, primarily due to the reduction in the Quota Share cession rate on the ASI Pool Subsidiaries business and a reduction in rates on Global Liberty’s commercial automobile excess of loss reinsurance contract as compared to the prior year period. For the six month period ended June 30, 2017, ceded written premium decreased by 11.6% to $23.9 million compared to $27.1 million for the six month period ended June 30, 2016, primarily due to reductions in the cession rates of the Quota Share agreement and Global Liberty’s commercial automobile excess of loss reinsurance contracts as compared to the prior year period.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in-force reinsurance treaties. Net premium written increased 31.4% to $46.3 million for the three month period ended June 30, 2017 compared to $35.3 million for the three month period ended June 30, 2016. Net premium written increased 54.6% to $131.9 million for the six month period ended June 30, 2017 compared to $85.3 million for the six month period ended June 30, 2016. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $54.0 million for the three month period ended June 30, 2017, a 29.3% increase compared to $41.8 million for the three month period ended June 30, 2016. The increase in net premiums earned are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.

For the six month period ended June 30, 2017, net premium earned increased 22.6% to $102.5 million compared to $83.6 million for the six month period ended June 30, 2016. The increase in net premiums earned are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
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
Net Claims Incurred
The loss ratio relating to the net claims incurred for the three month period ended June 30, 2017 was 60.1% compared to 58.8% for the three month period ended June 30, 2016. The loss ratio increased from the prior year period primarily due to the Company’s continued review of underwriting profitability by product and state and higher than expected claim costs associated with Atlas’ participation in non-voluntary assigned risk pools. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
The loss ratio relating to the net claims incurred for the six month period ended June 30, 2017 was 60.3% compared to 59.3% for the six month period ended June 30, 2016. The loss ratio increase relative to the prior year period was primarily due to the Company’s continued review of underwriting profitability by product and state. This increase was offset by a decrease in the loss ratio relating to claims incurred associated with Atlas’ participation in non-voluntary assigned risk pools.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share and Global Quota Share. Acquisition costs were $6.7 million for the three month period ended June 30, 2017, or 12.3% of net premium earned, as compared to $4.0 million, or 9.5% for the three month period ended June 30, 2016. The increase in the ratio is primarily due to less ceded commissions because of our decreased utilization of the Quota Share offset by the increase in writing of products with lower acquisition costs. On a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 14.9% and 14.1% for the three month periods ended June 30, 2017 and 2016, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 13.8% for the three month period ended June 30, 2017 compared to 16.5% for the three month period ended June 30, 2016. The decrease in the other underwriting expense was primarily due to a quarter over quarter decrease in relative dollars terms of share-based compensation expenses, temporary help expenses and software costs offset by an increase in professional service fees related to predictive analytics and website applications and an increase in bad debt expenses for the three month period ended June 30, 2017.
For the six month period ended June 30, 2017, acquisition costs were $11.8 million, or 11.5% of net premium earned, as compared to $8.0 million, or 9.6% for the six month period ended June 30, 2016. The increase in the ratio is primarily due to less ceded commissions because of our decreased utilization of the Quota Share offset by the increase in writing of products with lower acquisition costs. On a pro-forma basis, without the effect of the Quota Share, the acquisition cost ratio would have been 14.3% and 13.9% for the six month periods ended June 30, 2017 and 2016, respectively.
For the six month period ended June 30, 2017, the other underwriting expense ratio was 14.7% compared to 15.7% for the six month period ended June 30, 2016. Other underwriting expenses decreased due to a decrease in salary and employee benefit expenses, temporary help expenses, bank charges and software expenses offset by increases in professional fees and bad debt expenses. Also, expenses in the amount of $402,000 were recovered pursuant to the Gateway stock purchase agreement for the six month period ended June 30, 2016.
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

Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the three and six month periods ended June 30, 2017. Atlas recovered $402,000 of expenses pursuant to the contingent adjustments of the Gateway stock purchase agreement for the six month period ended June 30, 2016.

Combined Ratio
Atlas’ combined ratio for the three month period ended June 30, 2017 was 86.2%, compared to 84.8% for the three month period ended June 30, 2016. Atlas’ combined ratio for the six month period ended June 30, 2017 was 86.5%, compared to 84.6% for the six month period ended June 30, 2016.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio, and the underwriting expense ratio. The changes in the combined ratio are attributable to the factors described in the ‘Net Premium Earned’, ‘Net Claims Incurred’, and ‘Acquisition Costs and Other Underwriting Expenses’ sections above.
The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the three and six month periods ended June 30, 2017 and 2016:

($ in ‘000s, percentages to net earned premiums)	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$60,522	100.0%	$50,748	100.0%	$115,860	100.0%	$100,443	100.0%
Net claims incurred	35,904	59.3%	29,204	57.5%	68,391	59.0%	58,243	58.0%
Acquisition costs	9,017	14.9%	7,155	14.1%	16,618	14.3%	14,009	13.9%
Other insurance general and administrative expenses	7,155	11.8%	6,493	12.8%	14,523	12.6%	12,773	12.7%
Expenses recovered related to stock purchase agreements	—	—%	—	—%	—	—%	(402)	(0.4)%
Share-based compensation expense	285	0.5%	388	0.8%	605	0.5%	776	0.8%
Total underwriting profit and combined ratio	$8,161	86.5%	$7,508	85.2%	$15,723	86.4%	$15,044	85.0%

Net of Quota Share and Global Quota Share:
Net premiums earned	$54,049	100.0%	$41,802	100.0%	$102,475	100.0%	$83,555	100.0%
Net claims incurred	32,469	60.1%	24,574	58.8%	61,769	60.3%	49,514	59.3%
Acquisition costs	6,670	12.3%	3,970	9.5%	11,766	11.5%	8,023	9.6%
Other insurance general and administrative expenses	7,155	13.3%	6,493	15.5%	14,523	14.1%	12,773	15.3%
Expenses recovered related to stock purchase agreements	—	—%	—	—%	—	—%	(402)	(0.5)%
Share-based compensation expense	285	0.5%	388	1.0%	605	0.6%	776	0.9%
Total underwriting profit and combined ratio	$7,470	86.2%	$6,377	84.8%	$13,812	86.5%	$12,871	84.6%

Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income, net of investment expenses, increased by 13.9% to $1.3 million for the three month period ended June 30, 2017, compared to $1.1 million during the three month period ended June 30, 2016.  The increase in net investment income from the prior year period is the result of higher returns on equity method investments and interest income on our collateral loans, partially offset by lower interest income on our fixed income securities portfolio. This lower interest income on fixed income securities resulted from decreased holdings of fixed income securities. The gross annualized yield on our fixed income securities was 2.3% and 2.0% for the three month periods ended June 30, 2017 and 2016, respectively.  The gross annualized yield on our cash and cash equivalents was 0.3% and 0.1% for the three month periods ended June 30, 2017 and 2016, respectively.  The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. For the three month period ended June 30, 2017, equity method investments and collateral loans generated investment income of $573,000, compared to investment income $399,000 for the three month period ended June 30, 2016. Investment expenses were $224,000 for each of the three month periods ended June 30, 2017 and 2016.
Net investment income increased by 36.5% to $2.4 million for the six month period ended June 30, 2017, compared to $1.8 million for the six month period ended June 30, 2016. The increase in net investment income from the prior year period is the result of higher returns on equity method investments and interest income on our collateral loans. The gross annualized yield on our fixed income securities was 2.3% and 2.1% for the six month periods ended June 30, 2017 and 2016, respectively.  The gross annualized yield on our cash and cash equivalents was 0.2% and 0.1% for the six month periods ended June 30, 2017 and 2016, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. For the six month period ended June 30, 2017, equity method investments and collateral loans generated investment income of $1.0 million, compared to investment income of $296,000 for the six month period ended June 30, 2016. The increase in investment income related to these investments was primarily the result of interest income on our collateral loans and higher returns on equity method investments. Investment expenses were $445,000 and $450,000 for the six month periods ended June 30, 2017 and 2016. The decrease in investment expenses is the result of lower investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities. As the composition of our portfolio changes from securities managed to equity method investments and collateral loans, our investment manager fees may decrease.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $644,000 and $266,000 for the three month periods ended June 30, 2017 and 2016, respectively. Interest expense was $912,000 and $499,000 for the six month periods ended June 30, 2017 and 2016, respectively. The increases in interest expense for the three and six month periods ended June 30, 2017 primarily resulted from the accelerated amortization of debt issuance costs upon the repayment of outstanding amounts under the Loan Agreement and the higher interest rate related to the senior unsecured notes.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains for the three month period ended June 30, 2017 were $284,000 compared to $155,000 for the three month period ended June 30, 2016. Net realized investment gains for the six month period ended June 30, 2017 were $418,000 compared to $394,000 for the six month period ended June 30, 2016. The increases in net realized investment gains for each of the three and six month periods ended June 30, 2017 are the result of management’s decision to sell certain securities to take advantage of favorable market conditions.
Other Income
Atlas recorded other income of $103,000 and $127,000 for the three month periods ended June 30, 2017 and 2016, respectively. For the six month periods ended June 30, 2017 and 2016, Atlas recorded other income of $217,000 and $229,000, respectively. The decreases in other income are primarily the result of a reduction in fee income from Plainview offset by rental income from one tenant occupying the building purchased at the end of 2016.

Income before Income Taxes
Atlas generated pre-tax income of $8.5 million for the three month period ended June 30, 2017 compared to pre-tax income of $7.5 million for the three month period ended June 30, 2016, or a 13.0% increase over the prior year’s second quarter. Atlas generated pre-tax income of $15.9 million for the six month period ended June 30, 2017, compared to pre-tax income of $14.8 million for the six month period ended June 30, 2016, or a 8.0% increase over the prior year period’s pre-tax income. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premium Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
Net Income and Earnings per Common Share
Atlas had net income of $5.5 million during the three month period ended June 30, 2017 compared to $4.9 million during the three month period ended June 30, 2016. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the three month period ended June 30, 2017 was $0.45 compared to $0.38 for the three month period ended June 30, 2016, primarily due to premium growth, the decrease in potentially dilutive ordinary shares and investment income growth.
Atlas had net income of $10.4 million during the six month period ended June 30, 2017 compared to $9.7 million during the six month period ended June 30, 2016. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the six month period ended June 30, 2017 was $0.85 compared to $0.76 for the six month period ended June 30, 2016, primarily due to premium growth, the decrease in potentially dilutive ordinary shares and investment income growth.
The following chart illustrates Atlas’ potential dilutive common shares for the three and six month periods ended June 30, 2017 and 2016:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	136,361	179,835	146,127	181,167
Dilutive shares upon preferred share conversion	—	522,397	—	522,397
Diluted weighted average common shares outstanding	12,181,880	12,747,751	12,191,646	12,749,083

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
Portfolio Composition
Atlas held securities with a fair value of $158.7 million and $162.7 million as of June 30, 2017 and December 31, 2016, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio ($ in ‘000s)

	June 30, 2017	December 31, 2016
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,636	$22,474
States, municipalities and political subdivisions	11,567	10,470
Corporate
Banking/financial services	21,328	22,852
Consumer goods	9,022	8,593
Capital goods	7,937	7,873
Energy	4,990	3,735
Telecommunications/utilities	11,196	7,617
Health care	1,002	1,357
Total Corporate	55,475	52,027
Mortgage Backed
Mortgage backed - agency	28,056	34,014
Mortgage backed - commercial	23,590	21,158
Total Mortgage Backed	51,646	55,172
Other asset backed	12,502	16,344
Total Fixed Income Securities	$153,826	$156,487
Equities	4,841	6,223
Totals	$158,667	$162,710
For the six month period ended June 30, 2017, total investment holdings declined to $192.6 million from $194.9 million as of December 31, 2016 due to the sale of investments. A portion of the proceeds from these sales were used for operations and claim payment activities.

Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact from global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe they will alter the fundamental outlook of the Company’s investment holdings.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of June 30, 2017, the carrying value of the limited partnerships was approximately $26.3 million versus approximately $24.9 million as of December 31, 2016. The increase in carrying value resulted from additional investments and equity income offset by return of capital. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. As of June 30, 2017, the carrying value of the collateral loans was approximately $7.6 million versus approximately $7.2 million as of December 31, 2016. Atlas invested in one additional collateral loan during second quarter 2017.
The following table summarizes investments in equity method investments by investment type as of June 30, 2017 and December 31, 2016 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
	June 30, 2017	June 30, 2017	December 31, 2016
Real estate	$2,655	$11,622	$10,514
Insurance linked securities	—	9,306	9,178
Activist hedge funds	—	4,339	4,336
Venture capital	150	1,077	906
Total Equity Method Investments	$2,805	$26,344	$24,934
Liquidity and Cash Flow Risk
As of June 30, 2017, 33.1% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 33.6% as of December 31, 2016. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of June 30, 2017, the fixed income securities had a weighted average life of 4.6 years and a duration of 3.6 years, compared to a weighted average life of 4.1 years and a duration of 3.4 years, as of December 31, 2016. The increase in weighted average life of the fixed income securities portfolio was the result of the reinvestment of proceeds from the maturity and sales of fixed income securities with longer average lives. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of June 30, 2017 and December 31, 2016 was 17.5% and 15.2%, respectively. The increase is primarily the result of the increase in notes payable and interest payable, partially offset by the increase in shareholders’ equity. Refer to the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
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

As of June 30, 2017, Atlas’ allowance for bad debt was $3.0 million, compared to $2.4 million as of December 31, 2016. The increase in the allowance for bad debts was related to the re-estimation of the allowance during the six month period ended June 30, 2017.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.3% rated ‘BBB’ or better as of June 30, 2017 compared to 99.2% as of December 31, 2016.
Credit ratings of fixed income securities portfolio ($ in ‘000s)

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$40,567	26.4%	$44,521	28.5%
AA/Aa	60,709	39.5%	64,324	41.1%
A/A	24,023	15.6%	23,427	15.0%
BBB/Baa	27,434	17.8%	22,886	14.6%
BB	873	0.6%	1,114	0.7%
B	220	0.1%	215	0.1%
Total Fixed Income Securities	$153,826	100.0%	$156,487	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other than temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other than temporary. Atlas did not recognize any charges for securities impairments that were considered other than temporary for the six month periods ended June 30, 2017 and 2016.
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
The total fair value of the securities in an unrealized loss position as of June 30, 2017 was $81.8 million compared to $91.9 million as of December 31, 2016. This decrease was primarily driven by the positive changes in market values during the first six months of 2017. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries and the Global Quota Share with Swiss Re for Global Liberty. Under these contracts, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $34.6 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of June 30, 2017 as compared to $43.2 million as of December 31, 2016. The decrease in the amount recoverable from third party reinsurers resulted from a decrease in ceded incurred but not reported (“IBNR”) reserves and the timing of the collection of amounts recoverable on paid claims offset by the increase in ceded case reserves.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. and White Rock Insurance (SAC) Ltd. (“White Rock”). Great American has a financial strength rating of A1 from Moody’s, Gen Re has a financial strength rating of AA from Standard & Poor’s, SCOR Re has a financial strength rating of Aa3 from Moody’s, Swiss Re has a financial strength rating of Aa3 from Moody’s, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers’ compensation program that was exited during 2013 and are fully secured by a letter of credit and funds held on deposit.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of June 30, 2017 and as of December 31, 2016. The other line of business is comprised of Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Provision for unpaid claims by type - gross of reinsurance ($ in ‘000s)

	June 30, 2017	December 31, 2016	YTD% Change
Case reserves	$60,467	$52,132	16.0%
IBNR	58,522	86,872	(32.6)%
Total	$118,989	$139,004	(14.4)%
Provision for unpaid claims by line of business – gross of reinsurance ($ in ‘000s)

	June 30, 2017	December 31, 2016	YTD% Change
Commercial automobile liability	$112,784	$132,732	(15.0)%
Other	6,205	6,272	(1.1)%
Total	$118,989	$139,004	(14.4)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in ‘000s)

	June 30, 2017	December 31, 2016	YTD% Change
Commercial automobile liability	$88,115	$101,220	(12.9)%
Other	2,936	2,414	21.6%
Total	$91,051	$103,634	(12.1)%
During the six month period ended June 30, 2017, case reserves increased by 16.0% compared to December 31, 2016, and IBNR reserves decreased by 32.6%. The increase in case reserves was primarily due to the implementation of the predictive model on reported claims from the more current accident years for our commercial auto programs. The decrease in IBNR was primarily due to claim settlements in excess of case reserves on prior accident years for our commercial auto and non-voluntary assigned risk programs.

The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2017 and 2016 were as follows ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Unpaid claims and claims adjustment expenses, beginning of period	$127,971	$121,379	$139,004	$127,011
Less: reinsurance recoverable	33,223	28,272	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	94,748	93,107	103,634	97,612

Change in retroactive reinsurance ceded	62	271	45	274

Incurred related to:
Current year	32,315	24,513	61,328	49,150
Prior years	154	61	441	364
	32,469	24,574	61,769	49,514

Paid related to:
Current year	10,147	8,453	15,551	13,740
Prior years	26,081	22,733	58,846	46,894
	36,228	31,186	74,397	60,634

Net unpaid claims and claims adjustment expenses, end of period	91,051	86,766	91,051	86,766
Add: reinsurance recoverable	27,938	25,691	27,938	25,691
Unpaid claims and claims adjustment expenses, end of period	$118,989	$112,457	$118,989	$112,457
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
The incurred related to prior years for the six month periods ended June 30, 2017 and 2016 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools. The provision for unpaid claims and claims adjustment expenses decreased by 14.4% to $119.0 million as of June 30, 2017 compared to $139.0 million as of December 31, 2016 as a result of claim settlement activities on prior accident years. Open inventory for reported claims on accident years 2016 and prior as of June 30, 2017 is 8,483 compared to 10,429 as of December 31, 2016. Open inventory in the state of Michigan for reported claims on accident years 2016 and prior decreased 32.3% during the six month period ended June 30, 2017.

Contractual Obligations
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Total interest expense over the five years will be $8.3 million. Interest on the senior unsecured notes are payable quarterly on each January 26, April 26, July 26 and October 26. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section.
The Company has entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters (see Note 9). As of June 30, 2017, the remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are $8.9 million.
There have been no other material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance sheet arrangements
As of June 30, 2017, we did not have any material off-balance sheet arrangements as defined by SEC rules.
Book Value per Ordinary Share
Book value per ordinary share was as follows:

As of: ($ in ‘000s, except for share and per share data)	June 30, 2017	December 31, 2016
Shareholders’ equity	$138,857	$127,342
Less: Preferred stock in equity	—	—
Less: Accumulated dividends on preferred stock	333	333
Common equity	$138,524	$127,009
Participative shares:
Common shares outstanding	12,030,703	12,023,295
Restricted stock units (RSUs)	14,816	22,224
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$11.50	$10.54
Year-to-date in 2017, book value per common share increased by $0.96 relative to December 31, 2016 as follows: an increase of $0.84 related to net income after tax, an increase of $0.02 related to realized investment gains after tax, an increase of $0.05 related to the change in unrealized gains/losses after tax, and a net increase of $0.05 related to share-based compensation impacts. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premium Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management - The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims and operating expenses. Atlas may also use cash provided from these sources to repurchase common shares in open market transactions under the new Share Repurchase Program.
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

On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Interest on the senior unsecured notes is payable quarterly on each January 26, April 26, July 26 and October 26. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the senior unsecured notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The senior unsecured notes will rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The senior unsecured notes will rank equally in right of payment to all of Atlas’ existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the senior unsecured notes will be structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries.
The senior unsecured notes were issued under an indenture and supplemental indenture that contains covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
On March 9, 2015, American Insurance Acquisition, Inc. (“American Acquisition”), a wholly-owned direct subsidiary of Atlas, entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, included a $30.0 million line of credit (“Draw Amount”), which could have been drawn in increments at any time until December 31, 2016. The $30.0 million line of credit had a five year term and bore interest at one-month LIBOR plus 4.5%. The Loan Agreement also included a $5.0 million revolving line of credit (“Revolver”), which could have been drawn upon until May 7, 2018, that bore interest at one-month LIBOR plus 2.75%.
The Loan Agreement was terminated in April 2017. Atlas used a portion of the net proceeds of the senior unsecured notes offering, together with cash on hand, for the repayment of all outstanding balances under the Draw Amount and Revolver, $15.5 million and $3.9 million, respectively. The remaining balance of the net proceeds of the offering may be used for the repurchase of ordinary voting common shares, supporting organic growth and potential acquisitions, as well as for general corporate purposes.
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

	Six Month Period Ended	Twelve Month Period Ended
	June 30, 2017	December 31, 2016
Net cash flows provided by operating activities	$12,710	$170
Net cash flows provided by investing activities	2,133	8,412
Net cash flows provided by (used in) financing activities	4,497	(1,048)
Net increase in cash	$19,340	$7,534
Cash provided by operations during the six month period ended June 30, 2017 was primarily due to the increase in net operating assets and liabilities and net income. We receive most premium in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the six month period ended June 30, 2017 was primarily a result of the net sales of fixed income securities and equities offset by net purchases of other investments and property and equipment.
Cash provided by financing activities during the six month period ended June 30, 2017 was primarily a result of the issuance of the senior unsecured note offset by the repayment of the Loan Agreement.
In the first quarter of 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of ordinary voting common shares. Over the next 12 months, the repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The Share Repurchase Program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the six month period ended June 30, 2017, no shares were repurchased under this Share Repurchase Program.

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
As of June 30, 2017, our Insurance Subsidiaries had a combined statutory surplus of $124.6 million and had combined net written premiums and combined statutory net income for the six month period ended June 30, 2017 of $131.9 million and $9.3 million, respectively.
As of December 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $113.9 million and had combined net written premiums and combined statutory net loss for the twelve month period ended December 31, 2016 of $180.1 million and $3.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2017 or during the year ended December 31, 2016.
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	August 7, 2017	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer