Form 10-Q
period 2017-09-30
Atlas Financial Holdings, Inc.
filed 2017-11-07
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2017	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700

150 NW POINT BOULEVARD
Elk Grove Village, IL 60007
(Former name, former address and former fiscal year, if changed since last report)

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

There were 12,030,703 shares of the Registrant’s common stock outstanding as of November 3, 2017, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,359,888 shares as of November 3, 2017 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position as of September 30, 2017 (unaudited) and December 31, 2016	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2017 and 2016 (unaudited)	2
Condensed Consolidated Statements of Shareholders’ Equity for the Nine Month Periods Ended September 30, 2017 and 2016 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2017 and 2016 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. Mine Safety Disclosures	47

Item 5. Other Information	47

Item 6. Exhibits	47

SIGNATURE	48

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $168,997 and $157,451)	$169,296	$156,487
Equity securities, at fair value (cost $5,191 and $5,598)	5,597	6,223
Other investments	32,682	32,181
Total Investments	207,575	194,891
Cash and cash equivalents	40,173	29,888
Accrued investment income	1,210	1,228
Premiums receivable (net of allowance of $3,061 and $2,366)	91,964	77,386
Reinsurance recoverables on amounts paid	6,474	7,786
Reinsurance recoverables on amounts unpaid	25,214	35,370
Prepaid reinsurance premiums	13,508	13,372
Deferred policy acquisition costs	16,920	13,222
Deferred tax asset, net	16,621	18,498
Goodwill	2,726	2,726
Intangible assets, net	4,243	4,535
Property and equipment, net	17,536	11,770
Other assets	6,280	12,905
Total Assets	$450,444	$423,577
Liabilities
Claims liabilities	$114,503	$139,004
Unearned premiums	141,802	113,171
Due to reinsurers	7,974	8,369
Notes payable, net	23,975	19,187
Other liabilities and accrued expenses	17,793	16,504
Total Liabilities	$306,047	$296,235
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Preferred shares, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: September 30, 2017 and December 31, 2016 - 0. Liquidation value $1.00 per share	$—	$—
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: September 30, 2017 - 12,030,703 and December 31, 2016 - 11,895,104	36	36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: September 30, 2017 - 0 and December 31, 2016 - 128,191	—	—
Additional paid-in capital	200,134	199,244
Retained deficit	(56,231)	(71,718)
Accumulated other comprehensive income (loss), net of tax	458	(220)
Total Shareholders’ Equity	$144,397	$127,342
Total Liabilities and Shareholders’ Equity	$450,444	$423,577
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in ‘000s, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017 (unaudited)	September 30, 2016 (unaudited)	September 30, 2017 (unaudited)	September 30, 2016 (unaudited)
Net premiums earned	$55,865	$43,251	$158,340	$126,806
Net investment income	902	1,403	3,311	3,168
Net realized gains	582	630	1,000	1,024
Other income	115	51	332	280
Total revenue	57,464	45,335	162,983	131,278
Net claims incurred	33,258	25,161	95,027	74,675
Acquisition costs	7,820	5,013	19,586	13,036
Other underwriting expenses	7,937	7,730	22,870	21,084
Amortization of intangible assets	97	97	292	292
Interest expense	467	257	1,379	756
Expenses recovered pursuant to stock purchase agreements	—	(1,895)	—	(2,297)
Total expenses	49,579	36,363	139,154	107,546
Income from operations before income tax expense	7,885	8,972	23,829	23,732
Income tax expense	2,760	2,476	8,342	7,525
Net income	5,125	6,496	15,487	16,207
Less: Preferred share dividends	—	73	—	234
Net income attributable to common shareholders	$5,125	$6,423	$15,487	$15,973

Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Earnings per common share basic	$0.43	$0.53	$1.29	$1.33
Diluted weighted average common shares outstanding	12,207,537	12,740,004	12,197,365	12,746,102
Earnings per common share diluted	$0.42	$0.51	$1.27	$1.27

Condensed Consolidated Statements of Comprehensive Income

Net income	$5,125	$6,496	$15,487	$16,207

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	144	(569)	1,226	4,092
Reclassification to net income	56	105	(183)	353
Effect of income tax	(70)	162	(365)	(1,556)
Other comprehensive income (loss)	130	(302)	678	2,889
Total comprehensive income	$5,255	$6,194	$16,165	$19,096
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Preferred Shares	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity
Balance December 31, 2015	$6,941	$36	$—	$198,041	$(74,364)	$(1,032)	$129,622
Net income	—	—	—	—	16,207	—	16,207
Preferred dividends paid	—	—	—	(409)	—	—	(409)
Retirement of preferred shares	(2,941)	—	—	—	—	—	(2,941)
Other comprehensive income	—	—	—	—	—	2,889	2,889
Share-based compensation	—	—	—	1,224	—	—	1,224
Balance September 30, 2016 (unaudited)	$4,000	$36	$—	$198,856	$(58,157)	$1,857	$146,592

Balance December 31, 2016	$—	$36	$—	$199,244	$(71,718)	$(220)	$127,342
Net income	—	—	—	—	15,487	—	15,487
Other comprehensive income	—	—	—	—	—	678	678
Share-based compensation	—	—	—	890	—	—	890
Balance September 30, 2017 (unaudited)	$—	$36	$—	$200,134	$(56,231)	$458	$144,397
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Nine Month Periods Ended
	September 30, 2017 (unaudited)	September 30, 2016 (unaudited)
Operating activities:
Net income	$15,487	$16,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	850	747
Share-based compensation expense	890	1,224
Amortization of deferred gain on sale of headquarters building	(17)	(32)
Amortization of intangible assets	292	292
Deferred income taxes	1,510	1,223
Net realized gains	(1,000)	(1,024)
Gain in equity of investees	(342)	(722)
Amortization of bond premiums and discounts	701	976
Amortization of financing costs	309	51
Expenses recovered pursuant to stock purchase agreements	—	(2,623)
Net changes in operating assets and liabilities:
Accrued investment income	18	265
Premiums receivable, net	(14,577)	714
Due from reinsurers and prepaid reinsurance premiums	11,331	5,270
Deferred policy acquisition costs	(3,697)	(2,470)
Other assets	6,625	(292)
Claims liabilities	(24,501)	(26,692)
Unearned premiums	28,631	9,607
Due to reinsurers	(395)	(4,412)
Other liabilities and accrued expenses	1,307	(1,621)
Net cash flows provided by (used in) operating activities	23,422	(3,312)
Investing activities:
Purchases of:
Fixed income securities	(41,368)	(46,064)
Equity securities	(4,850)	(2,000)
Other investments	(2,133)	(10,652)
Property, equipment and other	(6,674)	(751)
Proceeds from sale and maturity of:
Fixed income securities	29,259	66,551
Equity securities	5,597	—
Other investments	2,493	3,430
Property, equipment and other	60	—
Net cash flows (used in) provided by investing activities	(17,616)	10,514
Financing activities:
Preferred share buyback	—	(2,539)
Proceeds from notes payable, net of issuance costs	23,879	2,000
Repayment of notes payable	(19,400)	(100)
Preferred dividends paid	—	(409)
Net cash flows provided by (used in) financing activities	4,479	(1,048)
Net change in cash and cash equivalents	10,285	6,154
Cash and cash equivalents, beginning of period	29,888	22,354
Cash and cash equivalents, end of period	$40,173	$28,508

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(238)	$4,610
Interest	924	650
Supplemental disclosure of noncash investing and financing activities:
Redemption of preferred shares related to Gateway stock purchase agreement	—	(2,297)
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas’ business is carried out through its “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”), and as of March 11, 2015, Global Liberty Insurance Company of New York (“Global Liberty”); and other non-insurance company subsidiaries: Anchor Group Management, Inc. (“Anchor Management”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”), and Plainview Delaware’s wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California” and together with Plainview Delaware, “Plainview”).
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
The results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2016, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.
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
2. NEW ACCOUNTING STANDARDS
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the nine month period ended September 30, 2017, as compared to those described in our Annual Report on Form 10-K for the twelve month period ended December 31, 2016, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to October 1, 2017 have been adopted by the Company.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The provisions of this update address the diversity in practice of eight issues on the statement of cash flows. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date by retrospectively restating all required amounts for the periods presented in the consolidated financial statements. Atlas’ current presentation of its Consolidated Statements of Cash Flows is not expected to change as a result of this ASU. Atlas plans to elect the cumulative earnings approach for distributions from equity method investees upon adoption, which is consistent with current practice.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas does not currently have any investments with credit losses recorded or other significant credit allowances, therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements. Atlas will continue to monitor the investment portfolio and other financial instruments until adoption for any changes.
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
The FASB issued ASU 2014-09, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. Updates may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized at the date of initial application. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only for interim and annual periods beginning after December 15, 2016. The Company plans to adopt the update on the required effective date. While these updates to Topic 606 are expected to have a significant impact on many companies, most of Atlas’ revenue is derived from transactions that do not fall within the scope of Topic 606, namely insurance contracts and lease income. The adoption of these ASUs is not expected to have a material impact on the consolidated financial statements. Atlas will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606.
All other recently issued pronouncements with effective dates after September 30, 2017 are not expected to have a material impact on the consolidated financial statements.

3. INTANGIBLE ASSETS
The following table presents a summary of intangible assets by major asset class as of September 30, 2017 and December 31, 2016:

($ in ‘000s)
As of September 30, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$307	$1,493
Customer relationship	10 years	2,700	690	2,010
State insurance licenses	Indefinite	740	—	740
		$5,240	$997	$4,243

As of December 31, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$217	$1,583
Customer relationship	10 years	2,700	488	2,212
State insurance licenses	Indefinite	740	—	740
		$5,240	$705	$4,535
4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
($ in ‘000s, except share and per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic:
Income from operations before income tax expense	$7,885	$8,972	$23,829	$23,732
Income tax expense	2,760	2,476	8,342	7,525
Net income	$5,125	$6,496	$15,487	$16,207
Less: Preferred share dividends	—	73	—	234
Net income attributable to common shareholders	$5,125	$6,423	$15,487	$15,973
Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Earnings per common share basic	$0.43	$0.53	$1.29	$1.33
Diluted:
Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Add:
Dilutive stock options outstanding	162,018	172,088	151,846	178,186
Dilutive shares upon preferred share conversion	—	522,397	—	522,397
Diluted weighted average common shares outstanding	12,207,537	12,740,004	12,197,365	12,746,102
Earnings per common share diluted	$0.42	$0.51	$1.27	$1.27
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
The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividends declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In the three and nine month periods ended September 30, 2017, all exercisable stock options were deemed to be dilutive. In the three and nine month periods ended September 30, 2016, all exercisable stock options and all of the convertible preferred shares were deemed to be dilutive.
5. INVESTMENTS
The cost or amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows ($ in ‘000s):

As of September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,376	$5	$(163)	$22,218
States, municipalities and political subdivisions	14,282	88	(68)	14,302
Corporate
Banking/financial services	22,518	228	(31)	22,715
Consumer goods	10,167	108	(36)	10,239
Capital goods	8,379	192	(3)	8,568
Energy	7,998	133	(19)	8,112
Telecommunications/utilities	11,547	114	(83)	11,578
Health care	1,339	7	(19)	1,327
Total Corporate	61,948	782	(191)	62,539
Mortgage Backed
Mortgage backed - agency	30,013	113	(215)	29,911
Mortgage backed - commercial	26,711	168	(224)	26,655
Total Mortgage Backed	56,724	281	(439)	56,566
Other asset backed	13,667	17	(13)	13,671
Total Fixed Income Securities	$168,997	$1,173	$(874)	$169,296
Equities	5,191	433	(27)	5,597
Totals	$174,188	$1,606	$(901)	$174,893

As of December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,716	$15	$(257)	$22,474
States, municipalities and political subdivisions	10,647	25	(202)	10,470
Corporate
Banking/financial services	22,890	105	(143)	22,852
Consumer goods	8,637	45	(89)	8,593
Capital goods	7,807	109	(43)	7,873
Energy	3,689	88	(42)	3,735
Telecommunications/utilities	7,746	22	(151)	7,617
Health care	1,376	3	(22)	1,357
Total Corporate	52,145	372	(490)	52,027
Mortgage Backed
Mortgage backed - agency	34,332	98	(416)	34,014
Mortgage backed - commercial	21,277	132	(251)	21,158
Total Mortgage Backed	55,609	230	(667)	55,172
Other asset backed	16,334	39	(29)	16,344
Total Fixed Income Securities	$157,451	$681	$(1,645)	$156,487
Equities	5,598	625	—	6,223
Totals	$163,049	$1,306	$(1,645)	$162,710
The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of September 30, 2017	Amortized Cost	Fair Value
One year or less	$14,106	$14,131
One to five years	36,193	36,371
Five to ten years	41,725	41,949
More than ten years	6,582	6,608
Total contractual maturity	98,606	99,059
Total mortgage and asset backed	70,391	70,237
Total	$168,997	$169,296
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
There were no other-than-temporary impairments recorded for the three and nine month periods ended September 30, 2017 and 2016 as a result of the above analysis performed by management.
The aging of unrealized losses on the Company’s investments in fixed income securities and equities is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$16,764	$(134)	$1,331	$(29)	$18,095	$(163)
States, municipalities and political subdivisions	5,145	(42)	945	(26)	6,090	(68)
Corporate
Banking/financial services	6,793	(31)	—	—	6,793	(31)
Consumer goods	3,620	(26)	471	(10)	4,091	(36)
Capital goods	1,108	(3)	103	—	1,211	(3)
Energy	2,209	(19)	—	—	2,209	(19)
Telecommunications/utilities	4,629	(27)	596	(56)	5,225	(83)
Health care	963	(19)	—	—	963	(19)
Total Corporate	19,322	(125)	1,170	(66)	20,492	(191)
Mortgage Backed
Mortgage backed - agency	14,736	(134)	4,315	(81)	19,051	(215)
Mortgage backed - commercial	10,036	(106)	3,952	(118)	13,988	(224)
Total Mortgage Backed	24,772	(240)	8,267	(199)	33,039	(439)
Other asset backed	8,201	(7)	1,142	(6)	9,343	(13)
Total Fixed Income Securities	$74,204	$(548)	$12,855	$(326)	$87,059	$(874)
Equities	205	(27)	—	—	205	(27)
Totals	$74,409	$(575)	$12,855	$(326)	$87,264	$(901)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$16,187	$(257)	$—	$—	$16,187	$(257)
States, municipalities and political subdivisions	7,604	(202)	—	—	7,604	(202)
Corporate
Banking/financial services	12,429	(143)	132	—	12,561	(143)
Consumer goods	5,453	(83)	222	(6)	5,675	(89)
Capital goods	3,224	(37)	100	(6)	3,324	(43)
Energy	229	(1)	959	(41)	1,188	(42)
Telecommunications/utilities	2,620	(73)	962	(78)	3,582	(151)
Health care	476	(22)	—	—	476	(22)
Total Corporate	24,431	(359)	2,375	(131)	26,806	(490)
Mortgage Backed
Mortgage backed - agency	21,818	(372)	2,092	(44)	23,910	(416)
Mortgage backed - commercial	10,235	(205)	2,053	(46)	12,288	(251)
Total Mortgage Backed	32,053	(577)	4,145	(90)	36,198	(667)
Other asset backed	977	(2)	4,118	(27)	5,095	(29)
Total Fixed Income Securities	$81,252	$(1,397)	$10,638	$(248)	$91,890	$(1,645)
As of September 30, 2017, we held 264 and 2 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 41 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2016, we held 316 individual fixed income securities that were in an unrealized loss position, of which 39 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and nine month periods ended September 30, 2017 or for the year ended December 31, 2016, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three and nine month periods ended September 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total investment income
Interest income	$1,008	$939	$2,813	$2,858
Income from other investments	163	676	1,212	972
Investment expenses	(269)	(212)	(714)	(662)
Net investment income	$902	$1,403	$3,311	$3,168

The following table presents the aggregate proceeds, gross realized gains and gross realized losses from sales and calls of fixed income securities and equities for the three and nine month periods ended September 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Fixed income securities[1]:
Proceeds from sales and calls	$33	$19,612	$14,385	$48,870
Gross realized gains	7	636	171	1,151
Gross realized losses	—	(6)	(32)	(127)
Equities:
Proceeds from sales	$1,015	$—	$5,597	$—
Gross realized gains	55	—	343	—
Gross realized losses	—	—	(2)	—
Total:
Proceeds from sales and calls	$1,048	$19,612	$19,982	$48,870
Gross realized gains	62	636	514	1,151
Gross realized losses	—	(6)	(34)	(127)
1 - The proceeds from sales and calls, gross realized gains and gross realized losses on fixed income securities for the three and nine month periods ended September 30, 2016 were restated to include both voluntary and involuntary calls.
The following table summarizes the components of net realized gains for the three and nine month periods ended September 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Fixed income securities	$7	$630	$139	$1,024
Equities	55	—	341	—
Other	520	—	520	—
Net realized gains	$582	$630	$1,000	$1,024
Other Investments:
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $25.1 million and $24.9 million as of September 30, 2017 and December 31, 2016, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invests in income-producing real estate. The carrying value of the collateral loans was $7.6 million and $7.2 million as of September 30, 2017 and December 31, 2016, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of September 30, 2017 and as of December 31, 2016, the Company had no valuation allowances established for impaired loans.

Collateral pledged:
As of September 30, 2017 and as of December 31, 2016, bonds and term deposits with a fair value of $15.1 million were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of September 30, 2017 and as of December 31, 2016, the amounts of such pledged securities were $11.2 million and $5.6 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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

The following table summarizes Atlas’ investments at fair value as of September 30, 2017 and as of December 31, 2016 ($ in ‘000s):

As of September 30, 2017	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,218	$—	$—	$22,218
States, municipalities and political subdivisions	—	14,302	—	14,302
Corporate
Banking/financial services	—	22,715	—	22,715
Consumer goods	—	10,239	—	10,239
Capital goods	—	8,568	—	8,568
Energy	—	8,112	—	8,112
Telecommunications/utilities	—	11,578	—	11,578
Health care	—	1,327	—	1,327
Total Corporate	—	62,539	—	62,539
Mortgage Backed
Mortgage backed - agency	—	29,911	—	29,911
Mortgage backed - commercial	—	26,655	—	26,655
Total Mortgage Backed	—	56,566	—	56,566
Other asset backed	—	13,671	—	13,671
Total Fixed Income Securities	$22,218	$147,078	$—	$169,296
Equities	5,597	—	—	5,597
Totals	$27,815	$147,078	$—	$174,893

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,474	$—	$—	$22,474
States, municipalities and political subdivisions	—	10,470	—	10,470
Corporate
Banking/financial services	—	22,852	—	22,852
Consumer goods	—	8,593	—	8,593
Capital goods	—	7,873	—	7,873
Energy	—	3,735	—	3,735
Telecommunications/utilities	—	7,617	—	7,617
Health care	—	1,357	—	1,357
Total Corporate	—	52,027	—	52,027
Mortgage Backed
Mortgage backed - agency	—	34,014	—	34,014
Mortgage backed - commercial	—	21,158	—	21,158
Total Mortgage Backed	—	55,172	—	55,172
Other asset backed	—	16,344	—	16,344
Total Fixed Income Securities	$22,474	$134,013	$—	$156,487
Equities	6,223	—	—	6,223
Totals	$28,697	$134,013	$—	$162,710
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.

Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of September 30, 2017. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of September 30, 2017 or as of December 31, 2016. There were no transfers in or out of Level 2 or Level 3 during the three and nine month periods ended September 30, 2017 and 2016.
7. INCOME TAXES
Atlas’ effective tax rate was 35.0% for each of the three and nine month periods ended September 30, 2017 and 27.6% and 31.8% for the three and nine month periods ended September 30, 2016, respectively. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$2,759	35.0%	$3,140	35.0%	$8,340	35.0%	$8,306	35.0%
Nondeductible expenses	6	0.1%	6	0.1%	33	0.2%	15	0.1%
Tax-exempt income	(5)	(0.1)%	(9)	(0.1)%	(15)	(0.1)%	(33)	(0.1)%
State tax (net of federal benefit)	—	—%	2	—%	(2)	—%	41	0.2%
Nondeductible acquisition accounting adjustment	—	—%	(663)	(7.4)%	—	—%	(804)	(3.4)%
Other	—	—%	—	—%	(14)	(0.1)%	—	—%
Provision for income taxes for continuing operations	$2,760	35.0%	$2,476	27.6%	$8,342	35.0%	$7,525	31.8%
Income tax expense consists of the following for the three and nine month periods ended September 30, 2017 and 2016 ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Current tax expense	$2,125	$2,613	$6,832	$6,302
Deferred tax expense	635	(137)	1,510	1,223
Total	$2,760	$2,476	$8,342	$7,525
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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $12.3 million as of September 30, 2017.

The components of net deferred income tax assets and liabilities as of September 30, 2017 and December 31, 2016 are as follows ($ in ‘000s):

	September 30, 2017	December 31, 2016
Gross deferred tax assets:
Losses carried forward	$12,283	$14,535
Claims liabilities and unearned premiums	10,325	8,546
Tax credits	662	662
Investments	2	—
Commissions	1,091	1,269
Other	2,555	2,184
Total gross deferred tax assets	26,918	27,196

Gross deferred tax liabilities:
Deferred policy acquisition costs	5,922	4,628
Investments	778	475
Fixed assets	559	559
Intangible assets	1,226	1,328
Other	1,812	1,708
Total gross deferred tax liabilities	10,297	8,698
Net deferred tax assets	$16,621	$18,498
Amounts and expiration dates of the operating loss carryforwards as of September 30, 2017 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$2,083
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	656
2012	2032	9,236
Total		$35,095
Atlas has not established a valuation allowance for its gross future deferred tax assets as of September 30, 2017 or as of December 31, 2016. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and nine month periods ended September 30, 2017 and 2016. The Internal Revenue Service (“IRS”) completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax. Tax year 2013 and years thereafter are subject to examination by the IRS.

8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its former headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the initial five year lease term, which ended in May 2017. The deferred gain was completely recognized at the end of the second quarter, and no offset to rent expense was recognized for the three month period ended September 30, 2017. Atlas recognized $11,000 as an offset to rent expense for the three month period ended September 30, 2016. Total rental expense recognized on the former headquarters building was $216,000 and $202,000 for the three month periods ended September 30, 2017 and 2016, respectively. Atlas recognized $17,000 and $32,000 as an offset to rent expense for the nine month periods ended September 30, 2017 and 2016, respectively. Total rental expense recognized on the headquarters building was $614,000 and $560,000 for the nine month periods ended September 30, 2017 and 2016, respectively. The increases in rental expense on the headquarters building for the three and nine month periods ended September 30, 2017 were primarily due to the leasing of additional space and higher lease costs.
As of September 30, 2017, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year ($ in ‘000s):

Year	2017	2018	2019	2020	2021	2022 & Beyond	Total
Amount	$261	$1,063	$1,076	$1,066	$946	$146	$4,558
The Company has entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters (see Note 9), which the Company moved into on October 27, 2017. As of September 30, 2017, the remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are $6.8 million.
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of September 30, 2017, the unfunded commitments are $2.9 million.
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

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of September 30, 2017 and as of December 31, 2016 (excluding assets held for sale) ($ in ‘000s):

	September 30, 2017	December 31, 2016
Buildings	$7,433	$7,425
Land	1,840	1,840
Building improvements	3,332	139
Leasehold improvements	625	527
Internal use software	10,020	8,078
Computer equipment	2,917	2,464
Furniture and other office equipment	1,508	586
Total	27,675	21,059
Accumulated depreciation	(10,139)	(9,289)
Total property and equipment, net	$17,536	$11,770
Depreciation expense and amortization was $297,000 and $267,000 for the three month periods ended September 30, 2017 and 2016, respectively. Depreciation expense and amortization was $850,000 and $747,000 for the nine month periods ended September 30, 2017 and 2016, respectively. For the year ended December 31, 2016, depreciation expense and amortization was $1.0 million.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace its former leased office space. There was no depreciation expense related to the building recorded for the three and nine month periods ended September 30, 2017 or for the year ended December 31, 2016. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet on the second and third floors of the building. An unrelated tenant occupies the remaining office space on the first floor of the building.
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

Premiums written, premiums earned and amounts related to reinsurance as of and for the three and nine month periods ended September 30, 2017 and 2016 are as follows ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Direct premiums written	$62,705	$60,721	$210,179	$170,101
Assumed premiums written	3,193	12	11,569	3,010
Ceded premiums written	(11,009)	(8,535)	(34,914)	(35,585)
Net premiums written	$54,889	$52,198	$186,834	$137,526

Direct premiums earned	$64,731	$54,634	$186,570	$161,295
Assumed premiums earned	2,635	728	6,546	2,210
Ceded premiums earned	(11,501)	(12,111)	(34,776)	(36,699)
Net premiums earned	$55,865	$43,251	$158,340	$126,806

Ceded claims and claims adjustment expenses	$3,215	$4,321	$10,049	$13,443
Ceding commissions	2,570	3,052	9,355	9,284
11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2017 and 2016 were as follows ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Unpaid claims and claims adjustment expenses, beginning of period	$118,989	$112,457	$139,004	$127,011
Less: reinsurance recoverable	27,938	25,691	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	91,051	86,766	103,634	97,612

Change in retroactive reinsurance ceded	(92)	417	(47)	691

Incurred related to:
Current year	33,120	25,176	94,448	74,326
Prior years	138	(15)	579	349
	33,258	25,161	95,027	74,675

Paid related to:
Current year	15,736	12,099	31,287	25,839
Prior years	19,192	22,338	78,038	69,232
	34,928	34,437	109,325	95,071

Net unpaid claims and claims adjustment expenses, end of period	89,289	77,907	89,289	77,907
Add: reinsurance recoverable	25,214	22,412	25,214	22,412
Unpaid claims and claims adjustment expenses, end of period	$114,503	$100,319	$114,503	$100,319

The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments.
The unfavorable development for the three and nine month periods ended September 30, 2017 and the nine month period ended September 30, 2016 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools. The favorable development for the three month period ended September 30, 2016 resulted from Atlas’ participation in non-voluntary assigned risk pools offset by unfavorable development on the run-off surety program. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
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
Stock options - Stock option activity for the nine month periods ended September 30, 2017 and 2016 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	Nine Month Periods Ended
	September 30, 2017		September 30, 2016
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	187,728	C$6.22
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	187,728	C$6.22	187,728	C$6.22

	Nine Month Periods Ended
	September 30, 2017		September 30, 2016
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 362,728 stock options that are exercisable as of September 30, 2017. The stock option grants outstanding have a weighted average remaining life of 6.07 years and have an intrinsic value of $3.6 million as of September 30, 2017.
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

On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the nine month period ended September 30, 2017, 40,000 shares of each of the restricted stock grants for ordinary voting common shares and the options to acquire ordinary voting common shares vested.
The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants.  Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively.   This expense will be amortized over the anticipated vesting period.
Restricted shares - The activity for the restricted stock grants for ordinary voting common shares and restricted share units for the nine month periods ended September 30, 2017 and 2016 are as follows:

	Nine Month Periods Ended
	September 30, 2017		September 30, 2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	311,120	$15.92	348,155	$15.53
Granted	—	—	—	—
Vested	(77,040)	15.21	(37,035)	12.20
Non-vested, end of period	234,080	$16.15	311,120	$15.92
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $285,000 and $388,000 in share-based compensation expense, including income tax expense, for the three month periods ended September 30, 2017 and 2016, respectively. Atlas recognized $890,000 and $1.2 million in share-based compensation expense, including income tax expense, for the nine month periods ended September 30, 2017 and 2016, respectively. Total unearned share-based compensation expense was $736,000 related to all stock option grants and $1.6 million related to restricted stock grants for ordinary voting common shares and restricted share units as of September 30, 2017. This unearned share-based compensation expense will be amortized over the next 29 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $126,000 and $111,000 for the three month periods ended September 30, 2017 and 2016, respectively. Company contributions were $368,000 and $328,000 for the nine month periods ended September 30, 2017 and 2016, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP was $56,000 for each of the three month periods ended September 30, 2017 and 2016. Atlas’ costs incurred related to the matching portion of the ESPP were $161,000 and $152,000 for the nine month periods ended September 30, 2017 and 2016, respectively. Share purchases pursuant to this plan are made in the open market.

14. SHARE CAPITAL
The share capital is as follows:

		September 30, 2017		December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Amount ($ in ‘000s)	Shares Issued and Outstanding	Amount ($ in ‘000s)
Preferred shares	100,000,000	—	$—	—	$—

Ordinary voting common shares	266,666,667	12,030,703	$36	11,895,104	$36
Restricted voting common shares	33,333,334	—	—	128,191	—
Total common shares	300,000,001	12,030,703	$36	12,023,295	$36
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of September 30, 2017.
There were 14,816 and 22,224 non-vested restricted stock units (“RSUs”) as of September 30, 2017 and December 31, 2016, respectively. These RSUs are participative and are included in the computations of earnings per share and book value per share for these periods.
During the nine month period ended September 30, 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the nine month period ended September 30, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs. These shares were granted and issued under the Company’s Equity Incentive Plan.
In the first quarter of 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. Over the next 12 months, the repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the nine month period ended September 30, 2017, no shares were repurchased under this Share Repurchase Program.
During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. There were no preferred shares outstanding as of September 30, 2017 and as of December 31, 2016. The preferred shares redeemed and canceled during 2016 have been recorded as a recovery of acquisition expense and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of income and comprehensive income in the period that the contingency is re-estimated.
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
On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. As of September 30, 2017 and December 31, 2016, Atlas accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remain unpaid. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor.

15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine month periods ended September 30, 2017 and 2016 consisted of the following ($ in ‘000s):

	Nine Month Periods Ended
	September 30, 2017	September 30, 2016
Balance, beginning of period	$13,222	$10,235
Acquisition costs deferred	23,284	15,506
Amortization charged to income	(19,586)	(13,036)
Balance, end of period	$16,920	$12,705
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of September 30, 2017 and December 31, 2016 these related-party transactions comprised 8.5% and 8.4%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors may invest in and manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
The senior unsecured notes were issued under an indenture and supplemental indenture that contain covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
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
Interest expense on notes payables was $467,000 and $257,000 for the three month periods ended September 30, 2017 and 2016, respectively. Interest expense on notes payable was $1.4 million and $756,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

Notes payable outstanding as of September 30, 2017 and as of December 31, 2016 ($ in ‘000s):

	September 30, 2017	December 31, 2016
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$—
Revolver	—	3,900
Draw Amount	—	15,500
Total outstanding borrowings	25,000	19,400
Unamortized issuance costs	(1,025)	(213)
Total notes payable	$23,975	$19,187
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
As of September 30, 2017, our Insurance Subsidiaries had a combined statutory surplus of $131.3 million and had combined net written premiums and combined statutory net income for the nine month period ended September 30, 2017 of $186.8 million and $16.3 million, respectively.
As of December 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $113.9 million and had combined net written premiums and combined statutory net loss for the twelve month period ended December 31, 2016 of $180.1 million and $3.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2017 or during the year ended December 31, 2016.

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

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
Third Quarter 2017 Financial Performance Summary (comparisons to Third Quarter 2016 unless otherwise noted):

•	Total revenue for the three month period ended September 30, 2017 increased by 26.8% to $57.5 million

•	Gross premium written increased by 8.5% to $65.9 million

•	In-force premium as of September 30, 2017 increased 20.8% to $266.3 million compared to $220.4 million

•
Underwriting income for the third quarter 2017 was $6.8 million compared to $7.1 million for the third quarter 2016 which included $1.9 million benefit from expenses recovered related to acquisitions and stock purchase agreements

•	The combined ratio for the third quarter 2017 was 87.9% compared to 83.5%

•
Net income for the third quarter 2017 was $5.1 million, or $0.42 per common share diluted, compared to $6.5 million, or $0.51 per common share diluted, representing a decrease of $0.09 or 17.6% from third quarter 2016

•	Book value per common share on September 30, 2017 was $11.96, compared to $10.54 as of December 31, 2016 and $11.81 as of September 30, 2016

•	Annualized return on equity was 14.5% in the third quarter 2017 compared to 17.9% in the prior year period

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2017 and 2016. Ratios are calculated as a percentage of net premium earned.
Selected financial information ($ in ‘000s, except per share data)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross premium written	$65,898	$60,733	$221,748	$173,111
Net premium earned	55,865	43,251	158,340	126,806
Net claims incurred	33,258	25,161	95,027	74,675
Underwriting expense:
Acquisition costs	7,820	5,013	19,586	13,036
Share-based compensation	285	388	890	1,164
Expenses recovered related to stock purchase agreements	—	(1,895)	—	(2,297)
Deferred acquisition costs general expenses	358	(157)	440	(741)
Other underwriting expenses	7,391	7,596	21,832	20,953
Total underwriting expenses	15,854	10,945	42,748	32,115
Underwriting income	6,753	7,145	20,565	20,016
Net investment income	902	1,403	3,311	3,168
Income from operating activities, before tax	7,655	8,548	23,876	23,184
Interest expense	(467)	(257)	(1,379)	(756)
Realized gains and other income	697	681	1,332	1,304
Net income before tax	7,885	8,972	23,829	23,732
Income tax expense	2,760	2,476	8,342	7,525
Net income	$5,125	$6,496	$15,487	$16,207

Key Financial Ratios:
Loss ratio	59.5%	58.2%	60.0%	58.9%
Underwriting expense ratio:
Acquisition cost ratio	14.0%	11.6%	12.4%	10.3%
Share-based compensation ratio	0.5%	0.9%	0.6%	0.9%
Expenses recovered related to stock purchase agreements ratio	—%	(4.4)%	—%	(1.8)%
Deferred acquisition costs general expenses ratio	0.6%	(0.4)%	0.3%	(0.6)%
Other underwriting expense ratio	13.3%	17.6%	13.7%	16.5%
Total underwriting expense ratio	28.4%	25.3%	27.0%	25.3%
Combined ratio	87.9%	83.5%	87.0%	84.2%
Earnings per common share diluted	$0.42	$0.51	$1.27	$1.27
Book value per common share	$11.96	$11.81	$11.96	$11.81
Return on equity (annualized)	14.5%	17.9%	15.2%	15.6%
Three and nine month periods ended September 30, 2017 compared to the three and nine month periods ended September 30, 2016:
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
The following table summarizes gross premium written by line of business.
Gross premium written by line of business ($ in ‘000s)

	Three Month Periods Ended			Nine Month Periods Ended
	September 30, 2017	September 30, 2016	% Change	September 30, 2017	September 30, 2016	% Change
Commercial automobile	$65,378	$60,356	8.3%	$220,819	$171,988	28.4%
Other	520	377	37.9%	929	1,123	(17.3)%
Total	$65,898	$60,733	8.5%	$221,748	$173,111	28.1%
Gross premium written increased 8.5% for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 primarily due to our para-transit and limousine accounts in New York, California, Missouri and New Jersey and taxi in Minnesota partially offset by a reduction in taxi business in Louisiana, Pennsylvania and California.

Gross premium written increased 28.1% for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016 primarily due to our New York para-transit and limousine accounts and the utilization of an assumption reinsurance agreement to write business in certain southwestern states offset by a reduction in Louisiana, Pennsylvania and Nevada taxi accounts and across all lines in Michigan. Also, January 1 and March 1 are common public motor vehicle renewal dates in Illinois and New York, respectively.
In-force premium was $266.3 million, $224.6 million and $220.4 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The Company’s gross unearned premium reserve was $141.8 million, $113.2 million and $117.8 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2016 primarily resulted from our January 1 and March 1 common public motor vehicle renewal business in Illinois and New York, respectively, coupled with organic growth in other jurisdictions. The increase in gross unearned premium reserves and in-force premium in comparison to September 30, 2016 primarily resulted from growth of para-transit and limousine business in the states of New York, New Jersey and California offset by decreases in certain business in the states of California, Louisiana and Pennsylvania and across all lines in Michigan.
We continued our disciplined underwriting practices in the state of Michigan. We have raised prices for the fourth time in the last five years based on the challenging results seen in that state. As a result, we have seen fewer renewals of our Michigan business. Michigan insured vehicles represented approximately 1.9%, 3.9% and 4.3% of total insured vehicles in force as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.
Geographic Concentration
The following table summarizes gross premium written by state for the three month periods ended September 30, 2017 and 2016:
Gross premium written by state ($ in ‘000s)

	Three Month Periods Ended
	September 30, 2017		September 30, 2016
New York	$23,136	35.1%	$21,340	35.1%
California	9,446	14.3%	8,761	14.4%
Minnesota	3,570	5.4%	950	1.6%
New Jersey	2,327	3.5%	816	1.3%
Missouri	2,296	3.5%	927	1.5%
Texas	2,271	3.4%	1,652	2.7%
Virginia	2,265	3.4%	1,913	3.2%
Washington	2,041	3.1%	1,206	2.0%
Ohio	2,028	3.1%	1,838	3.0%
Colorado	1,639	2.5%	1,843	3.0%
Other	14,879	22.7%	19,487	32.2%
Total	$65,898	100.0%	$60,733	100.0%
This illustrates the geographically balanced growth of our gross premium written this year. Compared to the three month period ended September 30, 2016, we experienced growth in gross premium written in our core business in 25 states in the three month period ended September 30, 2017. We experienced quarter over quarter growth of greater than 100% in 6 of those 25 states, due to a continuing positive response from both new and existing agents to Atlas’ value proposition and the current market environment. The largest increases resulted from para-transit and limousine business in New Jersey and Missouri and all lines in Minnesota.

The following table summarizes gross premium written by state for the nine month periods ended September 30, 2017 and 2016:
Gross premium written by state ($ in ‘000s)

	Nine Month Periods Ended
	September 30, 2017		September 30, 2016
New York	$85,112	38.4%	$53,680	31.0%
California	33,064	14.9%	22,064	12.7%
Illinois	13,736	6.2%	11,275	6.5%
New Jersey	7,887	3.6%	1,802	1.0%
Virginia	6,514	2.9%	5,580	3.2%
Washington	5,985	2.7%	3,658	2.1%
Texas	5,975	2.7%	5,805	3.4%
Ohio	5,291	2.4%	4,459	2.6%
Louisiana	4,844	2.2%	8,289	4.8%
Minnesota	4,683	2.1%	7,093	4.1%
Other	48,657	21.9%	49,406	28.6%
Total	$221,748	100.0%	$173,111	100.0%
Atlas saw similar geographic diversification for the nine month period ended September 30, 2017, during which 6 states experienced growth of 50% or more as compared to the nine month period ended September 30, 2016. The largest increases resulted from New York limousine business, the utilization of an assumption reinsurance agreement to write business in certain states for business which A.M. Best ‘A’ rated paper is required and the continued organic growth in our limousine and para-transit products.
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
Ceded premium written increased by 29.0% to $11.0 million for the three month period ended September 30, 2017, compared to $8.5 million for the three month period ended September 30, 2016, primarily due to the shift in the mix from writing products with lower excess of loss reinsurance cession rates to ones with higher rates. For the nine month period ended September 30, 2017, ceded written premium decreased by 1.9% to $34.9 million compared to $35.6 million for the nine month period ended September 30, 2016, primarily due to reductions in the cession rates of the Quota Share agreement and Global Liberty’s commercial automobile excess of loss reinsurance contracts as compared to the prior year period.
Net Premium Written
Net premium written is equal to gross premium written less the ceded premium written under the terms of Atlas’ in-force reinsurance treaties. Net premium written increased 5.2% to $54.9 million for the three month period ended September 30, 2017 compared to $52.2 million for the three month period ended September 30, 2016. Net premium written increased 35.9% to $186.8 million for the nine month period ended September 30, 2017 compared to $137.5 million for the nine month period ended September 30, 2016. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
Net Premium Earned
Premiums are earned ratably over the term of the underlying policy. Net premium earned was $55.9 million for the three month period ended September 30, 2017, a 29.2% increase compared to $43.3 million for the three month period ended September 30, 2016. The increase in net premiums earned are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.

For the nine month period ended September 30, 2017, net premium earned increased 24.9% to $158.3 million compared to $126.8 million for the nine month period ended September 30, 2016. The increase in net premiums earned are attributed to the combined effects of the reasons cited in the ‘Gross Premium Written’ and ‘Ceded Premium Written’ sections above.
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
Net Claims Incurred
The loss ratio relating to the net claims incurred for the three month period ended September 30, 2017 was 59.5% compared to 58.2% for the three month period ended September 30, 2016. The loss ratio increased from the prior year period primarily due to the Company’s continued review of underwriting profitability by product and state and higher than expected claim costs associated with Atlas’ participation in non-voluntary assigned risk pools. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
The loss ratio relating to the net claims incurred for the nine month period ended September 30, 2017 was 60.0% compared to 58.9% for the nine month period ended September 30, 2016. The loss ratio increase relative to the prior year period was primarily due to the Company’s continued review of underwriting profitability by product and state. This increase was offset by a decrease in the loss ratio relating to claims incurred associated with Atlas’ participation in non-voluntary assigned risk pools.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premium earned offset by ceding commission on business reinsured by the Quota Share and Global Quota Share. Acquisition costs were $7.8 million for the three month period ended September 30, 2017, or 14.0% of net premium earned, as compared to $5.0 million, or 11.6% for the three month period ended September 30, 2016. The increase in the ratio is primarily due to less ceded commissions because of our decreased utilization of the Quota Share offset by the increase in writing of products with lower acquisition costs. On a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 16.1% and 15.6% for the three month periods ended September 30, 2017 and 2016, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 14.4% for the three month period ended September 30, 2017 compared to 13.7% for the three month period ended September 30, 2016. The increase in the other underwriting expense was primarily due to increases in bad debt expenses, building costs associated with the the building that was purchased in 2016 to serve as the Company’s new headquarters (see Note 9) and decreased deferrable general expenses related to policy acquisition offset by a quarter over quarter decrease in relative dollars terms of share-based compensation expenses and decreases in salary and employee benefit expenses, temporary help expenses, equipment and software costs for the three month period ended September 30, 2017. Also, expenses in the amount of $1.9 million were recovered pursuant to the Gateway stock purchase agreement for the three month period ended September 30, 2016.
For the nine month period ended September 30, 2017, acquisition costs were $19.6 million, or 12.4% of net premium earned, as compared to $13.0 million, or 10.3% for the nine month period ended September 30, 2016. The increase in the ratio is primarily due to less ceded commissions because of our decreased utilization of the Quota Share offset by the increase in writing of products with lower acquisition costs. On a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 14.9% and 14.5% for the nine month periods ended September 30, 2017 and 2016, respectively.
For the nine month period ended September 30, 2017, the other underwriting expense ratio was 14.6% compared to 15.0% for the nine month period ended September 30, 2016. Other underwriting expenses decreased due to decreases in salary and employee benefit expenses, temporary help expenses, bank charges and software expenses offset by increases in professional fees related to predictive analytics and website applications, bad debt expenses and building costs. Also, expenses in the amount of $2.3 million were recovered pursuant to the Gateway stock purchase agreement for the nine month period ended September 30, 2016.

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
Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the three and nine month periods ended September 30, 2017. Atlas recovered $1.9 million and $2.3 million of expenses pursuant to the contingent adjustments of the Gateway stock purchase agreement for the three and nine month periods ended September 30, 2016, respectively.
Combined Ratio
Atlas’ combined ratio for the three month period ended September 30, 2017 was 87.9%, compared to 83.5% for the three month period ended September 30, 2016. Atlas’ combined ratio for the nine month period ended September 30, 2017 was 87.0%, compared to 84.2% for the nine month period ended September 30, 2016.
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
The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the three and nine month periods ended September 30, 2017 and 2016:

($ in ‘000s, percentages to net earned premiums)	Three Month Periods Ended				Nine Month Periods Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$61,583	100.0%	$51,748	100.0%	$177,443	100.0%	$152,191	100.0%
Net claims incurred	36,512	59.3%	29,616	57.2%	104,903	59.1%	87,858	57.7%
Acquisition costs	9,892	16.1%	8,053	15.6%	26,510	14.9%	22,061	14.5%
Other insurance general and administrative expenses	7,391	11.9%	7,597	14.8%	21,832	12.4%	20,954	13.7%
Deferred acquisition costs general expenses	358	0.6%	(157)	(0.3)%	440	0.2%	(741)	(0.5)%
Expenses recovered related to stock purchase agreements	—	—%	(1,895)	(3.7)%	—	—%	(2,297)	(1.5)%
Share-based compensation expense	285	0.5%	388	0.7%	890	0.5%	1,164	0.8%
Total underwriting profit and combined ratio	$7,145	88.4%	$8,146	84.3%	$22,868	87.1%	$23,192	84.7%

Net of Quota Share and Global Quota Share:
Net premiums earned	$55,865	100.0%	$43,251	100.0%	$158,340	100.0%	$126,806	100.0%
Net claims incurred	33,258	59.5%	25,161	58.2%	95,027	60.0%	74,675	58.9%
Acquisition costs	7,820	14.0%	5,013	11.6%	19,586	12.4%	13,036	10.3%
Other insurance general and administrative expenses	7,391	13.3%	7,597	17.6%	21,832	13.7%	20,954	16.5%
Deferred acquisition costs general expenses	358	0.6%	(157)	(0.4)%	440	0.3%	(741)	(0.6)%
Expenses recovered related to stock purchase agreements	—	—%	(1,895)	(4.4)%	—	—%	(2,297)	(1.8)%
Share-based compensation expense	285	0.5%	388	0.9%	890	0.6%	1,164	0.9%
Total underwriting profit and combined ratio	$6,753	87.9%	$7,144	83.5%	$20,565	87.0%	$20,015	84.2%

Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income, net of investment expenses, decreased by 35.8% to $902,000 for the three month period ended September 30, 2017, compared to $1.4 million during the three month period ended September 30, 2016.  The decrease in net investment income from the prior year period is the result of lower returns on equity method investments, particularly insurance linked securities, and higher investment expenses, partially offset by higher interest income on our fixed income securities portfolio and interest income on our collateral loans. This higher interest income on fixed income securities resulted from increased holdings of fixed income securities. The gross annualized yield on our fixed income securities was 2.4% and 2.2% for the three month periods ended September 30, 2017 and 2016, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. The gross annualized yield on our cash and cash equivalents was 0.4% and 0.1% for the three month periods ended September 30, 2017 and 2016, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain new accounts and higher balances in accounts earning greater interest. For the three month period ended September 30, 2017, equity method investments and collateral loans generated investment income of $163,000, compared to investment income $676,000 for the three month period ended September 30, 2016. Investment expenses were $269,000 and $211,000 for the three month periods ended September 30, 2017 and 2016, respectively. The increase in investment expenses is the result of higher investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities.
Net investment income increased by 4.5% to $3.3 million for the nine month period ended September 30, 2017, compared to $3.2 million for the nine month period ended September 30, 2016. The increase in net investment income from the prior year period was primarily due to interest income on our collateral loans. The gross annualized yield on our fixed income securities was 2.2% for each of the nine month periods ended September 30, 2017 and 2016.  The gross annualized yield on our cash and cash equivalents was 0.3% and 0.1% for the nine month periods ended September 30, 2017 and 2016, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain new accounts and higher balances in accounts earning greater interest. For the nine month period ended September 30, 2017, equity method investments and collateral loans generated investment income of $1.2 million, compared to investment income of $972,000 for the nine month period ended September 30, 2016. The increase in investment income related to these investments was primarily the result of interest income on our collateral loans and offset by lower returns on equity method investments, particularly insurance linked securities. Investment expenses were $714,000 and $661,000 for the nine month periods ended September 30, 2017 and 2016, respectively. The increase in investment expenses is the result of higher investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $467,000 and $257,000 for the three month periods ended September 30, 2017 and 2016, respectively. The increases in interest expense for the three month period ended September 30, 2017 primarily resulted from higher interest rate related to the senior unsecured notes. Interest expense was $1.4 million and $756,000 for the nine month periods ended September 30, 2017 and 2016, respectively. The increases in interest expense for the nine month period ended September 30, 2017 primarily resulted from the accelerated amortization of debt issuance costs upon the repayment of outstanding amounts under the Loan Agreement and the higher interest rate related to the senior unsecured notes.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains are the result of management’s decision to sell certain securities to take advantage of favorable market conditions. Net realized investment gains for the three month period ended September 30, 2017 were $582,000 compared to $630,000 for the three month period ended September 30, 2016. Net realized investment gains for the three month period ended September 30, 2017 were primarily comprised of gains from the sale of one equity method investment. Net realized investment gains for the three month period ended September 30, 2016 were only comprised of gains from the sale of fixed income securities.
Net realized investment gains for each of the nine month periods ended September 30, 2017 and 2016 were $1.0 million. Net realized investment gains for the nine month period ended September 30, 2017 were primarily comprised of gains from the sale of one equity method investment and equity securities. Net realized investment gains for the nine month period ended September 30, 2016 were only comprised of gains from the sale of fixed income securities.

Other Income
Atlas recorded other income of $115,000 and $51,000 for the three month periods ended September 30, 2017 and 2016, respectively. For the nine month periods ended September 30, 2017 and 2016, Atlas recorded other income of $332,000 and $280,000, respectively. The increases in other income are primarily the result of rental income from one tenant occupying the building purchased at the end of 2016 partially offset by a reduction in fee income from Plainview.
Income before Income Taxes
Atlas generated pre-tax income of $7.9 million for the three month period ended September 30, 2017 compared to pre-tax income of $9.0 million for the three month period ended September 30, 2016, or a 12.1% decrease over the prior year’s third quarter. Atlas generated pre-tax income of $23.8 million for the nine month period ended September 30, 2017 compared to pre-tax income of $23.7 million for the nine month period ended September 30, 2016, or a 0.4% increase over the prior year period’s pre-tax income. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premium Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
Net Income and Earnings per Common Share
Atlas had net income of $5.1 million during the three month period ended September 30, 2017 compared to $6.5 million during the three month period ended September 30, 2016. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the three month period ended September 30, 2017 was $0.42 compared to $0.51 for the three month period ended September 30, 2016, primarily due to less income offset by the decrease in potentially dilutive ordinary shares.
Atlas had net income of $15.5 million during the nine month period ended September 30, 2017 compared to $16.2 million during the nine month period ended September 30, 2016. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted for the each of the nine month periods ended September 30, 2017 and 2016 was $1.27, primarily due to slightly less net income offset by the decrease in potentially dilutive ordinary shares.
The following chart illustrates Atlas’ potential dilutive common shares for the three and nine month periods ended September 30, 2017 and 2016:

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic weighted average common shares outstanding	12,045,519	12,045,519	12,045,519	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	162,018	172,088	151,846	178,186
Dilutive shares upon preferred share conversion	—	522,397	—	522,397
Diluted weighted average common shares outstanding	12,207,537	12,740,004	12,197,365	12,746,102

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
Portfolio Composition
Atlas held securities with a fair value of $174.9 million and $162.7 million as of September 30, 2017 and December 31, 2016, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio ($ in ‘000s)

	September 30, 2017	December 31, 2016
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,218	$22,474
States, municipalities and political subdivisions	14,302	10,470
Corporate
Banking/financial services	22,715	22,852
Consumer goods	10,239	8,593
Capital goods	8,568	7,873
Energy	8,112	3,735
Telecommunications/utilities	11,578	7,617
Health care	1,327	1,357
Total Corporate	62,539	52,027
Mortgage Backed
Mortgage backed - agency	29,911	34,014
Mortgage backed - commercial	26,655	21,158
Total Mortgage Backed	56,566	55,172
Other asset backed	13,671	16,344
Total Fixed Income Securities	$169,296	$156,487
Equities	5,597	6,223
Totals	$174,893	$162,710
For the nine month period ended September 30, 2017, total investment holdings increased to $207.6 million from $194.9 million as of December 31, 2016 due to the net purchases of fixed income securities and positive changes in market values, partially offset by net sales of equities and equity method investments.

Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact from global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe they will alter the fundamental outlook of the Company’s investment holdings.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of September 30, 2017, the carrying value of the limited partnerships was approximately $25.1 million versus approximately $24.9 million as of December 31, 2016. The increase in carrying value resulted from additional investments and equity income offset by a sale of one investment. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. As of September 30, 2017, the carrying value of the collateral loans was approximately $7.6 million versus approximately $7.2 million as of December 31, 2016. Atlas invested in one additional collateral loan during nine month period ended September 30, 2017.
The following table summarizes investments in equity method investments by investment type as of September 30, 2017 and December 31, 2016 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
	September 30, 2017	September 30, 2017	December 31, 2016
Real estate[1]	$2,783	$10,742	$10,797
Insurance linked securities	—	9,056	9,178
Activist hedge funds	—	4,396	4,336
Venture capital[1]	150	843	623
Other joint venture	—	75	—
Total Equity Method Investments	$2,933	$25,112	$24,934
1Atlas made a reclassification adjustment of $283,000 for one limited partnership from ‘Venture capital’ to ‘Real estate’ as of December 31, 2016.
Liquidity and Cash Flow Risk
As of September 30, 2017, 29.8% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 33.6% as of December 31, 2016. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of September 30, 2017, the fixed income securities had a weighted average life of 4.8 years and a duration of 3.9 years, compared to a weighted average life of 4.1 years and a duration of 3.4 years, as of December 31, 2016. The increase in weighted average life of the fixed income securities portfolio was the result of the reinvestment of proceeds from the maturity and sales of fixed income securities with longer average lives. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of September 30, 2017 and December 31, 2016 was 16.8% and 15.2%, respectively. The increase is primarily the result of the increase in notes payable and interest payable, partially offset by the increase in shareholders’ equity. Refer to the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.

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
As of September 30, 2017, Atlas’ allowance for bad debt was $3.1 million, compared to $2.4 million as of December 31, 2016. The increase in the allowance for bad debt was related to the re-estimation of the allowance during the nine month period ended September 30, 2017.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.4% rated ‘BBB’ or better as of September 30, 2017 compared to 99.2% as of December 31, 2016.
Credit ratings of fixed income securities portfolio ($ in ‘000s)

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
AAA/Aaa	$48,475	28.7%	$44,521	28.5%
AA/Aa	61,638	36.4%	64,324	41.1%
A/A	28,956	17.1%	23,427	15.0%
BBB/Baa	29,122	17.2%	22,886	14.6%
BB	873	0.5%	1,114	0.7%
B	232	0.1%	215	0.1%
Total Fixed Income Securities	$169,296	100.0%	$156,487	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other than temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other than temporary. Atlas did not recognize any charges for securities impairments that were considered other than temporary for the nine month periods ended September 30, 2017 and 2016.
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
The total fair value of the securities in an unrealized loss position as of September 30, 2017 was $87.3 million compared to $91.9 million as of December 31, 2016. This decrease was primarily driven by the positive changes in market values during the first nine months of 2017. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $31.7 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of September 30, 2017 as compared to $43.2 million as of December 31, 2016. The decrease in the amount recoverable from third party reinsurers resulted from a decrease in ceded incurred but not reported (“IBNR”) reserves and the timing of the collection of amounts recoverable on paid claims offset by the increase in ceded case reserves.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. and White Rock Insurance (SAC) Ltd. (“White Rock”). Great American has a financial strength rating of A1 from Moody’s, Gen Re has a financial strength rating of AA+ from Standard & Poor’s, SCOR Re has a financial strength rating of AA- from Fitch, Swiss Re has a financial strength rating of Aa3 from Moody’s, and White Rock is unrated. The White Rock balances are specifically related to the Gateway workers’ compensation program that was exited during 2013 and are fully secured by a letter of credit and funds held on deposit.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of September 30, 2017 and as of December 31, 2016. The other line of business is comprised of Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Provision for unpaid claims by type - gross of reinsurance ($ in ‘000s)

	September 30, 2017	December 31, 2016	YTD% Change
Case reserves	$61,374	$52,132	17.7%
IBNR	53,129	86,872	(38.8)%
Total	$114,503	$139,004	(17.6)%
Provision for unpaid claims by line of business – gross of reinsurance ($ in ‘000s)

	September 30, 2017	December 31, 2016	YTD% Change
Commercial automobile liability	$108,166	$132,732	(18.5)%
Other	6,337	6,272	1.0%
Total	$114,503	$139,004	(17.6)%

Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in ‘000s)

	September 30, 2017	December 31, 2016	YTD% Change
Commercial automobile liability	$86,267	$101,220	(14.8)%
Other	3,022	2,414	25.2%
Total	$89,289	$103,634	(13.8)%
During the nine month period ended September 30, 2017, case reserves increased by 17.7% compared to December 31, 2016, and IBNR reserves decreased by 38.8%. The increase in case reserves was primarily due to the implementation of the predictive model on reported claims from the more current accident years for our commercial auto programs. The decrease in IBNR was primarily due to claim settlements in excess of case reserves on prior accident years for our commercial auto and non-voluntary assigned risk programs.
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and nine month periods ended September 30, 2017 and 2016 were as follows ($ in ‘000s):

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Unpaid claims and claims adjustment expenses, beginning of period	$118,989	$112,457	$139,004	$127,011
Less: reinsurance recoverable	27,938	25,691	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	91,051	86,766	103,634	97,612

Change in retroactive reinsurance ceded	(92)	417	(47)	691

Incurred related to:
Current year	33,120	25,176	94,448	74,326
Prior years	138	(15)	579	349
	33,258	25,161	95,027	74,675

Paid related to:
Current year	15,736	12,099	31,287	25,839
Prior years	19,192	22,338	78,038	69,232
	34,928	34,437	109,325	95,071

Net unpaid claims and claims adjustment expenses, end of period	89,289	77,907	89,289	77,907
Add: reinsurance recoverable	25,214	22,412	25,214	22,412
Unpaid claims and claims adjustment expenses, end of period	$114,503	$100,319	$114,503	$100,319
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
The incurred related to prior years for the nine month periods ended September 30, 2017 and 2016 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools. The provision for unpaid claims and claims adjustment expenses decreased by 17.6% to $114.5 million as of September 30, 2017 compared to $139.0 million as of December 31, 2016 as a result of claim settlement activities on prior accident years. Open inventory for reported claims on accident years 2016 and prior as of September 30, 2017 is 6,172 compared to 10,429 as of December 31, 2016.
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
The Company has entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters (see Note 9). As of September 30, 2017, the remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are $6.8 million.
There have been no other material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance sheet arrangements
As of September 30, 2017, we did not have any material off-balance sheet arrangements as defined by SEC rules.
Book Value per Ordinary Share
Book value per ordinary share was as follows:

As of: ($ in ‘000s, except for share and per share data)	September 30, 2017	December 31, 2016
Shareholders’ equity	$144,396	$127,342
Less: Preferred stock in equity	—	—
Less: Accumulated dividends on preferred stock	333	333
Common equity	$144,063	$127,009
Participative shares:
Common shares outstanding	12,030,703	12,023,295
Restricted stock units (RSUs)	14,816	22,224
Total participative shares	12,045,519	12,045,519
Book value per participative share outstanding	$11.96	$10.54
Year-to-date in 2017, book value per common share increased by $1.42 relative to December 31, 2016 as follows: an increase of $1.24 related to net income after tax, an increase of $0.05 related to realized investment gains after tax, an increase of $0.06 related to the change in unrealized gains/losses after tax, and a net increase of $0.07 related to share-based compensation impacts. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premium Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
The senior unsecured notes were issued under an indenture and supplemental indenture that contain covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
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
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

	Nine Month Period Ended	Twelve Month Period Ended
	September 30, 2017	December 31, 2016
Net cash flows provided by operating activities	$23,422	$170
Net cash flows (used in) provided by investing activities	(17,616)	8,412
Net cash flows provided by (used in) financing activities	4,479	(1,048)
Net increase in cash	$10,285	$7,534
Cash provided by operations during the nine month period ended September 30, 2017 was primarily due to the increase in net operating assets and liabilities and net income. We receive most premium in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash used in investing activities during the nine month period ended September 30, 2017 was primarily a result of the net purchases of fixed income securities and property and equipment offset by net sales of equity securities and equity method investments.
Cash provided by financing activities during the nine month period ended September 30, 2017 was primarily a result of the issuance of the senior unsecured note offset by the repayment of the Loan Agreement.

In the first quarter of 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of ordinary voting common shares. Over the next 12 months, the repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The Share Repurchase Program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the nine month period ended September 30, 2017, no shares were repurchased under this Share Repurchase Program.
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
As of September 30, 2017, our Insurance Subsidiaries had a combined statutory surplus of $131.3 million and had combined net written premiums and combined statutory net income for the nine month period ended September 30, 2017 of $186.8 million and $16.3 million, respectively.
As of December 31, 2016, our Insurance Subsidiaries had a combined statutory surplus of $113.9 million and had combined net written premiums and combined statutory net loss for the twelve month period ended December 31, 2016 of $180.1 million and $3.6 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine month period ended September 30, 2017 or during the year ended December 31, 2016.
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	November 6, 2017	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer