Form 10-K
period 2017-12-31
Atlas Financial Holdings, Inc.
filed 2018-04-03
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2017	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common, $0.003 par value per share	Nasdaq Stock Market
6.625% Senior Unsecured Notes due 2022	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

There were 11,936,970 shares of the Registrant’s common stock outstanding as of March 29, 2018, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $153.0 million (based upon the closing sale price of the Registrant’s common shares on June 30, 2017).

For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2017

Part I.
Item 1. Business
Overview
Atlas Financial Holdings, Inc. (“Atlas” or “We” or “the Company”) is a financial services holding company whose subsidiaries specialize in the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. With roots dating back to 1925 selling insurance for taxi cabs, we are one of the oldest insurers of taxi and livery businesses in the United States. This experience serves as the foundation of our hyper-focused specialty insurance business that embraces continuous improvement, analytics and technology. The expanding segment of commercially licensed drivers operating through transportation network companies (“TNC”) are included in the livery product. Our goal is to be the preferred specialty insurance business in any geographic area where our value proposition delivers benefit to all stakeholders.
We were originally formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service Insurance Company, Inc. (“American Service”) and American Country Insurance Company (“American Country”), in exchange for the consideration set out below, were transferred to us by Kingsway America Inc. (“KAI”), a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a Canadian public company whose shares are traded on the Toronto and New York Stock Exchanges. Prior to the transaction, American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.
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

(b)	American Insurance Acquisition Inc. (“American Acquisition”), a corporation formed under the laws of Delaware as a wholly owned subsidiary of KAI; and

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
In connection with the acquisition of American Service and American Country, we streamlined the operations of the insurance subsidiaries to focus on the “light” commercial automobile lines of business we believe will produce favorable underwriting results. During 2011 and 2012, we disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Since disposing of these non-core assets and lines of business, our sole focus has been the underwriting of specialty commercial insurance for users of “light” vehicles in the United States.
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary voting common shares and restricted voting common shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas’ ordinary voting common shares to meet certain listing requirements of the NASDAQ Capital Market. Unless otherwise noted, all historical share and per share values in this Annual Report on Form 10-K reflect the one-for-three reverse stock split.

On January 2, 2013 we acquired Camelot Services, Inc. (“Camelot Services”), a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company (“Gateway”), from an unaffiliated third party. This transaction was contractually deemed effective as of January 1, 2013. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators. Gateway also wrote contractor’s workers’ compensation insurance, which we ceased writing as part of the transaction. An indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway’s workers’ compensation business was ceded to a third party captive reinsurer funded by the seller as part of the transaction.
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
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas’ initial public offering in the United States. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. Since that time, Atlas’ shares have traded on the NASDAQ under the symbol “AFH.” The principal purposes of the initial offering in the United States were to create a public market in the United States for Atlas’ ordinary voting common shares and thereby enable future access to the public equity markets in the United States by Atlas and its shareholders, and to obtain additional capital.
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
On March 11, 2015, we acquired Anchor Holdings Group, Inc. (“Anchor Holdings”), a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York (“Global Liberty”), along with its affiliated entities, Anchor Group Management Inc. (“Anchor Management”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”) and Plainview Delaware’s wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California”), and together with Anchor Holdings, Global Liberty, Anchor Management, and Plainview Delaware, “Anchor,” from an unaffiliated third party for a total purchase price of $23.2 million, consisting of a combination of cash and Atlas preferred shares that was approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share). Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. During the fourth quarter of 2016, the company canceled 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement due to unfavorable development of Global Liberty’s pre-acquisition claims reserves. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for a period of five years from the date of acquisition.

Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through American Country, American Service, Gateway and Global Liberty (collectively, our “Insurance Subsidiaries.”)
Competitive Strengths
Our value proposition is driven by our competitive strengths, which include the following:
Focus on niche commercial insurance business. We target niche markets that support adequate pricing. We believe that we are able to adapt to changing market needs well in advance of our competitors through our strategic commitment and operating scale. We develop and deliver superior specialty insurance products and services to meet our customers' needs with a focus on innovation and the effective use of technology and analytics to deliver consistent operating profit for the insurance businesses we own.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis.
Strong market presence with recognized brands and long-standing distribution relationships. Our Insurance Subsidiaries have a long heritage as insurers of taxi, livery and para-transit businesses. All of our Insurance Subsidiaries have strong brand recognition and long-standing distribution relationships in target markets. Our understanding of the markets we serve remains current through regular interaction with our independent retail agents. Our Insurance Subsidiaries are currently licensed in more states than those in which we have currently elected to do business, and we routinely re-evaluate all markets to assess future potential opportunities and risks. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution.
Sophisticated underwriting and claims handling experience. Atlas has extensive experience with respect to underwriting and claims management in our specialty area of insurance. Our well-developed underwriting and claims infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. Analysis of the substantial data available through our operating companies drives our product and pricing decisions. We believe our underwriting and claims handling experience provides enhanced risk selection, high quality service to our customers and greater control over claims costs. We are committed to maintaining this underwriting and claims handling experience as a core competency as our volume of business increases. In recent years, we invested significantly in the use of machine learning based predictive analytics in both our underwriting and claims areas to further leverage this heritage.
Scalable operations positioned for growth. Significant progress has been made in aligning our organization’s infrastructure cost base to our expected revenue going forward. The core functions of our Insurance Subsidiaries were integrated into a common operating platform. We believe that our Insurance Subsidiaries are well-positioned to continue approaching proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability from the efficient operating infrastructure established subsequent to Atlas’ acquisition of the companies. We are committed to evaluating, and where beneficial, deploy, new technologies and analytics to maximize efficiency and scalability.
Experienced management team. We have a talented and experienced management team who have decades of experience in the property and casualty insurance industry. Our senior management team has worked in the property and casualty industry for an average of more than 25 years and with the Insurance Subsidiaries, directly or indirectly, for an average of 15 years.
Strategic Focus
Vision
To always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders.
Mission
To develop and deliver superior specialty insurance products and services to meet our customers’ needs with a focus on innovation and the effective use of technology and analytics to deliver consistent operating profit for the insurance businesses we own.
We seek to achieve our vision and mission through the design, sophisticated pricing and efficient delivery of specialty insurance products and services. Our understanding of the markets we serve will remain current through interaction with our retail producers. Analysis of the substantial data available through our operating companies will drive product and pricing decisions. We will focus on our key strengths and expand our geographic footprint, products and services only to the extent that these activities support our Vision and Mission. We will target niche markets that support adequate pricing and will be best able to adapt to changing market needs ahead of our competitors due to our scale and strategic commitment.

Outlook
Through infrastructure re-organization, dispositions and by placing certain lines of business into run-off, our Insurance Subsidiaries have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce favorable underwriting results. We have aligned the organization’s infrastructure cost base to our expected revenue stream going forward. We integrated the core functions of our insurance businesses into a common, best practice based, operating platform. Management believes that our insurance businesses are well-positioned to continue to grow to proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability. Our insurance businesses have a long heritage with respect to our core lines of business and will benefit from the efficient operating infrastructure currently in place. Through its Insurance Subsidiaries, Atlas actively wrote business in 42 states and the District of Columbia during 2017 utilizing our well-developed underwriting and claims methodology.
We believe that the most significant opportunities going forward are: (i) continually managing our independent retail agency and customer relationships, (ii) building business in previously untapped geographic markets to the extent that they meet our specific criteria where our insurance businesses are licensed, but not active prior to Atlas’ acquisition of these businesses, and (iii) opportunistically acquiring books of business or similar insurance companies, provided market conditions support this activity. Primary potential risks related to these activities include: (i) insurance market conditions becoming or remaining “soft” for a sustained period of time, (ii) not being able to achieve the expected support from distribution partners, and (iii) the Insurance Subsidiaries not successfully maintaining appropriate ratings from A.M. Best.
We seek to deploy our capital to maximize the return for our shareholders, either by investing in growing our operations or by pursuing other capital initiatives, depending upon insurance and capital market conditions. We intend to identify and prioritize market expansion opportunities based on the comparative strength of our value proposition relative to competitors, the market opportunity and the legal and regulatory environment.
We intend to continue to grow profitably by undertaking the following:
Maintain legacy distribution relationships. We continue to build upon relationships with independent retail agents that have been our Insurance Subsidiaries’ distribution partners for several years. We develop and maintain strategic distribution relationships with a relatively small number of independent retail agents with substantial market presence in each state in which we currently operate. We expect to continue to increase the distribution of our core products in the states where we are actively writing insurance.
Expand our market presence. We are committed to diversification by leveraging our experience, historical data and market research to expand our business into previously untapped markets to the extent incremental markets meet our criteria. Utilizing our established brands and market relationships, we have grown in new states where we had no active business in recent years. We will continue to expand into additional states or product lines where we are licensed, but not currently active, to the extent that our market expansion criteria is met in a given state. In the alternative, we will endeavor to quickly adjust our pricing and underwriting or reduce our exposure to potentially underperforming products.
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
Gross premiums written from commercial automobile was $274.7 million, $223.8 million, and $207.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. As a percentage of the Insurance Subsidiaries’ overall book of business, commercial auto gross premiums written represented 99.5%, 99.4%, and 99.3% of gross premiums written for the years ended December 31, 2017, 2016, and 2015, respectively.

The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2016 the total market for commercial automobile liability insurance was approximately $33.1 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced underwriting capacity and higher premium rates.
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
Currently, we distribute our products only in the United States. Through our Insurance Subsidiaries, we are licensed to write P&C insurance in 49 states plus the District of Columbia in the United States. The following table reflects, in percentages, the principal geographic distribution of gross premiums written for the year ended December 31, 2017. No other jurisdiction accounted for more than 5%.

Distribution of Gross Premiums Written by Jurisdiction
New York	36.0%
California	15.3%
Illinois	5.7%
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
Our Company competes on a number of factors such as brand and distribution strength, pricing, agency relationships, policy support, claims service, and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our Company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of underwriting and claims professionals who are more familiar with issues common in specialty insurance businesses, and provides our customers with better service. We leverage machine learning based predictive analytics and other technologies, such as telematics, to further differentiate ourselves from our competitors.
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
To compete successfully in the specialty insurance industry, we rely on our ability to: identify markets that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; offer diversified products and geographic platforms; practice effective claims management; reserve appropriately for unpaid claims and claims adjustment expenses; strives for cost containment through economies of scale where deemed appropriate; and, provide services and competitive commissions to our independent agents.

Regulation
We are subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. Insurance companies can also be subject to so-called “desk drawer rules” of state insurance regulators, which are regulatory rules or best practices that have not been codified or formally adopted through regulatory proceedings. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our Insurance Subsidiaries, not the holders of securities issued by us. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy and underwriting standards.
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
As a result, the speed with which an insurer can change prices in response to competition or increased costs depends, in part, on whether the premium rate laws and regulations (i) require prior approval of the premium rates to be charged, (ii) permit the insurer to file and use the forms, rates and rules immediately, subject to further review, or (iii) permit the insurer to immediately use the forms, rates and/or rules and to subsequently file them with the regulator. When state laws and regulations significantly restrict both underwriting and pricing, it can become more difficult for an insurer to make adjustments quickly in response to changes, which could affect profitability. Historical results and actuarial work related thereto are often required to support rate changes and may limit the magnitude of such changes in a given period.
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (the “NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. As of December 31, 2017, the total adjusted capital of each of our Insurance Subsidiaries exceeded the minimum levels required under RBC requirements.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our Insurance Subsidiaries.

Employees
As of December 31, 2017, we had 264 full-time employees, 173 of whom work at the corporate headquarters in Schaumburg, Illinois, 8 of whom work in St. Louis, 70 of whom work in New York, 6 of whom work in Arizona and 7 of whom work remotely. The Corporate and Other category includes executive, information technology, business analytics and actuarial, finance and human resources. The Claims category includes in-house legal.
Available Information about Atlas
The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this Annual Report on Form 10-K. Atlas files with the Securities and Exchange Commission (the “SEC”) and makes available free of charge on its website the Annual Report on Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the company website, using the “Investor Relations” heading. These reports are also available on the SEC’s website at http://www.sec.gov.

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
Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we write. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims and claims adjustment expenses do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims and claims adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilize third party actuarial firms to assist us in estimating the provision for unpaid claims and claims adjustment expenses. These estimates are based upon various factors, including:

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
We cannot guarantee that the provisions for unpaid claims and claims adjustment expenses of the companies that we acquired are or will be adequate. We became or will become responsible for the historical claims reserves established by the acquired company’s management upon completion of acquisitions. While the stock purchase agreement provides for certain protections in this regard, there can be no assurances they will be sufficient to offset any adverse development to the acquired company’s historical claims reserves. Any unfavorable development in an acquired company’s claims reserves would reduce our net income and have an adverse effect on our financial position to the extent it exceeds the protections provided for in the stock purchase agreement related to each acquisition.
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
In order to reduce underwriting risk and increase underwriting capacity, our Insurance Subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our Insurance Subsidiaries’ insureds. During the year ended December 31, 2017, we had ceded premiums written of $44.8 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.
Our Insurance Subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.
Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2017, we had an aggregate of $61.4 million of reinsurance recoverables, of which $60.9 million were unsecured. In addition, our reinsurance agreements are subject to specified limits, and we would not have reinsurance coverage to the extent that those limits are exceeded.
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
Atlas’ Insurance Subsidiaries are subject to minimum capital and surplus requirements imposed under laws of the states in which the companies are domiciled as well as in the states where we conduct business. Any failure by one of our Insurance Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Subsidiaries, which we may not be able to do.
We are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may reduce our profitability.
Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claims handling expenses and the unfunded amount of “covered” claims and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy’s limit, the applicable guaranty fund covered claims obligation cap, or 100% of statutorily defined workers’ compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct written premium”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including mandatory (a/k/a “involuntary”) insurance pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds, and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.

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
Since 2007, the market has experienced the severe downturn associated with mortgage backed securities, and the follow-on impact to the broader financial sector. This environment created significant unrealized losses in our securities portfolio at certain stages in 2009. Since then, there have been periods of uncertainty for many reasons, including concerns about the credit-worthiness of countries within the European Union, uncertainty about the strength of the Chinese economy, the United Kingdom European Union membership referendum (the “Brexit vote”) and the recent rapid rise in U.S. Treasury yields.
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
We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary voting common shares. As a result, capital appreciation in the price of our ordinary voting common shares, if any, will be the only source of gain on an investment in our ordinary voting common shares. We have never declared or paid cash dividends on our common stock since Atlas’ inception in 2010. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the insurance laws and regulations governing our Insurance Subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to Atlas, which may limit Atlas’ ability to pay dividends to its common shareholders.
Unlike the holders of our ordinary voting common shares, holders of our preferred shares are entitled to dividends on a cumulative basis whether or not declared by our board of directors, at a rate of $0.045 per preferred share per year, which must be paid or declared and set apart before any dividend may be paid on our ordinary voting common shares. We paid $409,000 of preferred dividends during 2016 on the preferred shares held by the former owner of Gateway. All of the preferred shares held by the former owner of Gateway were repurchased on September 30, 2016, and therefore, no additional dividends have accrued or will accrue on those preferred shares. During the fourth quarter of 2016, Atlas canceled the 4,000,000 preferred shares held by the former owner of Anchor. The cumulative amount of accrued and unpaid dividends to the former owner of Anchor was $333,000 as of December 31, 2017. As of December 31, 2016, the paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4,000,000, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor. As of December 31, 2016, there were no preferred shares outstanding. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for a period of five years from the date of acquisition.
Risks Related to the Company’s Senior Unsecured Notes
If Atlas incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, Atlas’ ability to pay its obligations on its senior unsecured notes (the “Senior Unsecured Notes”) could be adversely affected.  Although the Senior Unsecured Notes are “senior notes,” they would be subordinate to any senior secured indebtedness the Company may incur and structurally subordinate to all liabilities of Atlas’ subsidiaries, which increases the risk that Atlas will be unable to meet its obligations on the Senior Unsecured Notes when they mature.  Atlas’ ability to pay interest on the Senior Unsecured Notes as it comes due and the principal of the Senior Unsecured Notes at their maturity may be limited by regulatory constraints, including, without limitation, state insurance laws that limit the ability of Atlas’ insurance company subsidiaries to pay dividends.  Although the Senior Unsecured Notes are listed on the Nasdaq Global Market, there can be no assurance that an active trading market for the Senior Unsecured Notes will develop, or if one does develop, that it will be maintained.  The price at which holders will be able to sell their Senior Unsecured Notes prior to maturity will depend on a number of factors and may be substantially less than the amount originally invested.  Holders of the Senior Unsecured Notes will have limited rights if there is an event of default.  Atlas may redeem the Senior Unsecured Notes before maturity, and holders of the redeemed Senior Unsecured Notes may be unable to reinvest the proceeds at the same or a higher rate of return.

Compliance Risks
We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.
As a holding company that owns insurance companies domiciled in the United States, we and our Insurance Subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters, including, but not limited to:

•	rate setting;

•	RBC ratio and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway’s run-off and American Country’s transportation workers’ compensation business;

•	underwriting requirements related to Global Liberty’s run-off property insurance program;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.
Such laws, regulations and rules increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any failure to monitor and address any internal control issues could adversely impact operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.
State insurance departments conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws, regulations and rules and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of laws, regulations and rules. Changes in the level of regulation of the insurance industry or changes in laws, regulations and rules themselves or interpretations thereof by regulatory authorities could have a material adverse effect on our operations. Because we are subject to insurance laws, regulations and rules of many jurisdictions that are administered by different regulatory and governmental authorities, there is also a risk that one authority’s interpretation of a legal or regulatory issue may conflict with another authority’s interpretation of the same issue. Insurance companies are also subject to “desk drawer rules” of state insurance regulators, which are regulatory rules that have not been codified or formally adopted through regulatory proceedings. In addition, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws, regulations and rules. Each of these regulatory risks could have an adverse effect on our profitability.

As a result of our administration of Gateway’s run-off and American Country’s transportation workers’ compensation business, we are required to comply with state and federal laws governing the collection, transmission, security and privacy of health information that result in significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties. These laws and rules are subject to administrative interpretation and many are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act of 2002. The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various state laws and regulations addressing privacy issues, require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. Given the complexity of these privacy regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to maintain compliance with the privacy requirements of state and federal law is uncertain and the costs of compliance are significant.
Most states have adopted either statutes or regulations or have issued bulletins or informal rules that regulate the anticipated withdrawal of a product, line or sub-line of insurance business from the insurance marketplace in their state. While what constitutes a “withdrawal” or its equivalent under each state’s statutory or regulatory scheme varies, our Insurance Subsidiaries can be subjected to regulatory requirements in connection with any withdrawal, including, but not limited to, making notice and/or plan filings with the applicable insurance regulator in certain states and possibly requiring the prior approval of the applicable state regulator. A failure by our Insurance Subsidiaries to comply with and satisfy these regulatory requirements in connection with any withdrawals could lead to regulatory fines, cause a distraction for management requiring us to continue to administer withdrawn business for longer than anticipated and could result in our Insurance Subsidiaries continuing to write undesirable business, which could have an adverse impact on our reserves, results of operations and financial condition.
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
We may, from time to time, be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication, including claims alleging that we or our Insurance Subsidiaries have acted in bad faith in the administration of claims by our policyholders;

•	disputes regarding sales practices, disclosure, policy issuance and cancellation, premium refunds, licensing, regulatory compliance, setting of appropriate reserves and compensation arrangements;

•	limitations on the conduct of our business;

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

We have been and may be subject to governmental or administrative investigations and proceedings. Our Insurance Subsidiaries have been subject to numerous inquiries related to the substantial ownership interest in us held by KAI in the past. As of this document’s filing date, KAI is no longer considered an ultimate controlling party from a statutory perspective.  We can be subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states.   If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state.  Any such limitation or prohibition could have a material adverse effect on our results of operations and financial conditions and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our Insurance Subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.
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
Our Insurance Subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. Various laws and regulations govern the use and storage of such data, including, but not limited to, social security numbers, credit card and banking data. The Company’s data systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These risks and regulatory requirements related to personal data security expose the Company to potential data loss, damage to our reputation, compliance and litigation, regulatory investigation and remediation costs. In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security standard for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent our subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on our subsidiaries. There can be no assurances that our preventative actions will be sufficient to prevent or mitigate the risk of cyber-attacks.
The Company’s business operations rely on the continuous availability of its computer systems. In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The Company’s failure to maintain business continuity in the wake of such events may prevent the timely completion of critical processes across its operations, including, but not limited to, insurance policy administration, claims processing, billing and payroll. These failures could result in significant loss of business, fines and litigation, and there can be no assurances that our cyber risk insurance coverage will be sufficient in the event of a cyber incident.

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
In order to maintain and/or increase our current level of earned premiums needed to achieve our targeted levels of profitability, we intend to leverage geographic expansion and increase our market share via our expanded distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand. Incremental merger and acquisition activities could affect our minimum efficient scale.
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
Acquisitions of similar insurance providers, such as Gateway and Global Liberty, are expected to be a material component of our growth strategy, subject to availability of suitable opportunities and market conditions. From time to time, we may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition, our share price may fall depending on numerous factors, including, but not limited to, the intended target, the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per common share. Acquisitions entail numerous risks, including the following:

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
In addition, insurance regulatory provisions may delay, defer or prevent a takeover attempt that shareholders may consider in their best interest. For example, under applicable state statutes, subject to limited exceptions, no person or entity may, directly or indirectly, acquire control of a domestic insurer without the prior approval of the state insurance regulator. Under the insurance laws, “control” (including the terms “controlling,” “controlled by” and “under common control with”) is generally defined to include acquisition of a certain percentage or more of an insurer’s voting securities (such as 10% or more under Illinois, Missouri and New York law). These requirements would require a potential bidder to obtain prior approval from the insurance departments of the states in which the Insurance Subsidiaries are domiciled and commercially domiciled and may require pre-acquisition notification in other states. Obtaining these approvals could result in material delays or deter any such transaction. Regulatory requirements could make a potential acquisition of our company more difficult and may prevent shareholders from receiving the benefit from any premium over the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.
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
The industry we serve is being impacted by the introduction of mobile applications (including but not limited to TNCs), on-line dispatch and tracking, in-vehicle technologies and other technology-related changes. These technologies could change the size of the overall addressable market we serve and may also impact the nature of the risks we insure.

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
On September 19, 2017, A.M. Best affirmed the current financial strength ratings of “B” “Fair” for American Country, American Service and Gateway and “B+” “Good” for Global Liberty. There is a risk that A.M. Best will not maintain these ratings in the future. If the Insurance Subsidiaries’ ratings are reduced by A.M. Best, their competitive position in the insurance industry could suffer, and it could be more difficult to market their insurance products. A downgrade could result in a significant reduction in the number of insurance contracts written by the subsidiaries and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Rating agencies evaluate insurance companies based on financial strength and the ability to pay claims, factors that may be more relevant to policyholders than to investors. Financial strength ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and should not be relied upon as such.
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
Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended (“IRC”), the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat our company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If our company was not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both our company and the recipients and holders of stock in our company, including that dividend distributions from our Insurance Subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards (“NOLs”) that could have otherwise been utilized.

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
The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous equity issuances, which have included the issuance of various classes of convertible securities and warrants, uncertainty existed as to whether we may have undergone an ownership change in the past or as a result of our 2013 U.S. public offering. Based upon management’s assessment, it was determined that at the date of the U.S. public offering there was not an “ownership change” as defined by Section 382. However, on July 22, 2013, as a result of shareholder activity, a “triggering event” as determined under IRC Section 382 was reached. As a result, under IRC Section 382, the use of the Company’s NOLs and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company’s shares.
Following this triggering event, the Company estimates that it will retain total tax effected federal NOLs of approximately $13.3 million as of December 31, 2017. Book value per common share was unaffected by this event, as the amount of lost net deferred tax assets were offset by a corresponding decrease in the valuation allowance that was already held against the majority of these assets.
Atlas has the following total NOLs as of December 31, 2017:
Net Operating Loss Carryforward by Expiry ($ in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	21,864
Total		$63,394
NOLs and other carryforwards generated in 2015 and 2017 are not limited by IRC Section 382.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 953 American Lane, Schaumburg, Illinois 60173, USA. The Company-owned facility consists of one three-story office building with approximately 110,000 square feet. An unaffiliated tenant currently leases one floor of the building. We believe that the new facility will be sufficient space to support the growth and expansion of our business.
We also lease four additional office spaces.  The St. Louis, Missouri lease is 4,375 square feet of office space and effective through June 2021. This office is mainly used for certain underwriting operations for Gateway. The Manhattan, New York lease is 1,796 square feet of office space. The Manhattan lease was effective through February 2018 but was renewed upon expiration for an additional two years after year end. This office is mainly used for certain claims operations. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through February 2022. This office operates as the Global Liberty headquarters with underwriting, claims, and corporate and other operations. The Scottsdale, Arizona lease is 2,107 square feet of office space and effective through November 2020. This office is mainly used for certain underwriting operations.
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
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). In the complaint, the plaintiff asserts claims on behalf of a putative class consisting of purchasers of the Company’s securities between March 13, 2017 and March 2, 2018. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or failing to disclose certain information regarding the adequacy of the Company’s reserves. The complaint seeks, among other remedies, unspecified damages, attorneys’ fees and other costs, equitable and/or injunctive relief, and such other relief as the court may find just and proper. Under applicable provisions of the federal securities laws, motions for appointment as lead plaintiffs must be filed within sixty days after a notice announcing the filing of the Fryman complaint. The Company and the other defendants anticipate that they will file a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. Under the federal securities laws, discovery and other proceedings automatically will be stayed during the pendency of any such motion to dismiss.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 15, 2018, there were approximately 1,679 shareholders of record of our ordinary voting common shares. Our ordinary voting common shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture (“TSXV”) under the same symbol beginning January 6, 2011. On June 5, 2013, the Company delisted from the TSXV. As of March 29, 2018, there were 11,936,970 ordinary voting common shares and no restricted voting common shares outstanding.
Set forth below are the high and low closing prices of the ordinary voting common shares during 2017 and 2016:

Summary of Share Prices
	High	Low
2017
Fourth Quarter	$20.60	$18.20
Third Quarter	$19.00	$13.95
Second Quarter	$15.65	$12.50
First Quarter	$17.80	$12.75
2016
Fourth Quarter	$18.05	$15.30
Third Quarter	$17.69	$15.54
Second Quarter	$18.39	$16.67
First Quarter	$19.21	$16.70
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by KFSI (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway.
Due to insurance regulations there are restrictions on our Insurance Subsidiaries that currently materially limit the Company’s ability to pay dividends. We did not pay any dividends to our common shareholders during 2016, 2017 or to date in 2018, and we have no current plans to pay dividends to our common shareholders. See ‘Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources’ for further discussion of regulatory dividend restrictions.
During 2016, Kingsway sold 4,672 restricted voting common shares that converted to ordinary voting common shares.

Performance Graph
The following stock performance graph shows a comparison of cumulative total shareholder return of Atlas’ ordinary voting common shares for the period beginning with the first day Atlas traded on the NASDAQ exchange, with the cumulative total return of the Russell 2000 Index and the SNL U.S. Insurance P&C Index. The graph assumes a $100 investment on February 12, 2013, the first day Atlas traded on the NASDAQ exchange, in Atlas common stock and for each index listed, and all dividends are assumed to be reinvested.

Company/Index	2/12/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Atlas Financial Holdings	100.00	247.39	274.29	334.45	303.36	345.38
Russel 2000 Index	100.00	128.42	134.70	128.76	156.19	179.07
SNL U.S. Insurance P&C Index	100.00	120.14	137.98	142.74	168.46	192.59

Equity Compensation Plan Information
The following table provides information regarding the number of shares of ordinary voting common shares to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) [2]	Weighted average exercise price of outstanding options, warrants and rights (b) [3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [4]
Equity compensation plans approved by security holders [1]	429,390	*	787,014
1 The Company has no equity compensation plans that were not approved by its security holders.
2 Summation of 429,390 shares outstanding under the January 18, 2011, March 6, 2014 and the March 12, 2015 equity compensation plans.
3 Average price not computed due to currency differences.
4 Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary voting common shares).
Purchases of Equity Securities
No unregistered securities were sold during the fiscal year ended December 31, 2017. No repurchases of equity securities were made during the three month period ended December 31, 2017.

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

	2017	2016	2015	2014	2013
	($ in ‘000s, except for share and per share data)

Net premiums earned	$215,771	$171,058	$152,064	$98,124	$71,344
Total revenue	221,975	177,579	156,851	101,618	74,027
Net (loss) income attributable to common shareholders	(38,810)	2,365	14,154	17,608	7,361
(Loss) earnings per common share basic	$(3.22)	$0.20	$1.18	$1.61	$0.92
(Loss) earnings per common share diluted	$(3.22)	$0.19	$1.13	$1.56	$0.74
Combined ratio	122.5%	102.9%	88.2%	91.4%	94.2%

Cash and invested assets	$243,483	$224,779	$233,304	$179,994	$139,888
Total assets	482,503	423,577	411,292	283,911	219,278
Notes payable	24,031	19,187	17,219	—	—
Total liabilities	391,858	296,235	281,670	174,512	155,580
Mezzanine equity [r]	—	—	6,941	2,000	2,000
Total shareholders’ equity [r]	90,645	127,342	122,681	107,399	61,698
Common shares	12,164,041	12,023,295	12,015,888	11,771,586	9,424,734
Book value per common share outstanding	$7.42	$10.54	$10.15	$9.08	$6.54

[r] - amounts reclassified for preferred shares	—	—	6,941	2,000	2,000
r - Prior to the year ended December 31, 2017, the Company presented preferred shares issued as contingent consideration within the permanent equity section of the Consolidated Statements of Financial Position. In accordance with Financial Accounting Standards Board ASC Topic 480 - Distinguishing Liabilities from Equity, contingent consideration issued as preferred shares wherein the number of shares to be issued is variable should be classified outside of permanent equity and reflected as mezzanine equity on the Consolidated Statements of Financial Position. This table has been restated to include the contingent consideration as a separate line called ‘Mezzanine equity’ and removed from ‘Total shareholders’ equity.’
For 2015 and 2014, we reclassified our presentation for costs related to acquisition and stock purchase agreements from non-operating expenses to other underwriting expenses, because these costs were incurred as a result of acquiring new businesses. The reclassification increased the combined ratio by 1.2% and 0.7% for the years ended December 31, 2015 and 2014, respectively.
For 2015, total assets, notes payable and total liabilities were restated according to the adoption of Accounting Standards Update 2015-03.
For 2013, we reclassified our presentation for interest expense from other underwriting expenses to non-operating expenses. The reclassification reduced the combined ratio by 0.2% for the year ended December 31, 2013.
These results include the acquisitions of Gateway on January 2, 2013 and Anchor on March 11, 2015, which will affect the comparability of the data. See Note 3, ‘Acquisitions,’ to the Consolidated Financial Statements for further discussion of the impact of these acquisitions.

Item 7. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All amounts in US dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this document. In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares, ordinary voting common shares and participative restricted stock units when used to describe earnings (loss) or book value per common share.
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
I. OVERVIEW
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our Insurance Subsidiaries. This sector includes taxi cabs, non-emergency para-transit, limousine, livery (including certain transportation network companies (“TNC”) drivers/operators) and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States. The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively wrote insurance in 42 states and the District of Columbia during 2017. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Since Atlas’ formation in 2010, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by the Insurance Subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business.

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
Other lines of business
The other line of business is comprised of our surety program (currently in run off), Gateway’s truck and workers’ compensation programs (currently in run off), American Services’ non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claims handling for the surety bonds written as this program runs off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier.
The Gateway truck and workers’ compensation programs were put into run-off during 2012. The truck program had little earned premium during 2012, and the workers’ compensation program was 100% reinsured retrospectively and prospectively to an unrelated third party. The workers’ compensation reinsurance agreement was terminated during 2017.
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
The non-renewal process for Global Liberty’s homeowners program began prior to Atlas’ acquisition and remains underway. This is a relatively small book of business, which is substantially reinsured.
Atlas’ workers’ compensation related to taxi and other liability are ancillary products that are offered only to insureds who purchase our commercial automobile insurance products. The workers’ compensation program will be non-renewed in 2018 due to limited demand.
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see Note 1, ‘Nature of Operations and Basis of Presentation,’ to the Consolidated Financial Statements.
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
Atlas’ fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2017, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of income (loss) and comprehensive income (loss). If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of income (loss) and comprehensive income (loss) to the extent that the fair value is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in accumulated other comprehensive income (losses), net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts’ reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a charge to earnings. Refer to Note 5, ‘Investments’ to the Consolidated Financial Statements for further discussion of the other-than-temporary impairment on equity securities.
Deferred policy acquisition costs (“DPAC”) - Atlas defers brokers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. The other underwriting and marketing costs include a percentage of salary and related expense, payroll taxes and travel of our marketing and underwriting employees. The percentage is derived from an annual persistency rate study using policy and vehicle counts to compute a hit ratio. The deferred costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.

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
Atlas considers the impact of inflation when establishing adequate rates and estimating the provision for unpaid claims and claims adjustment expenses. We establish reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we write. Inflation has a larger impact the longer the time between the issuance of the policy and the final settlement of claims. Greater than expected claims costs above the established reserves will require an increase in claims reserves and reduce the earnings in the period the deficiency was established. We consider the impact of inflation on these reserves when establishing policy rates.
Valuation of deferred tax assets - Deferred taxes are recognized using the asset and liability method of accounting. Under this method the future tax consequences attributable to temporary differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items are recognized in the financial statements by recording deferred tax assets (“DTAs”) or deferred tax liabilities (“DTLs”).
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
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Atlas performs an assessment of recoverability of its deferred tax assets on a quarterly basis. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recognized in income in the period that such determination is made.
As of December 31, 2017, there was no valuation allowance recorded against the Company’s DTA, however there is no guarantee that a valuation allowance will not be required in the future.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.
The valuations are finalized within twelve months of the close of the acquisition. The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the financial statements and presented separately on the statements of income and comprehensive income in the reporting period in which the adjustment amounts are determined.
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

III. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
2017 Full Year Financial Performance Summary (comparisons to 2016 unless otherwise noted):

•	Gross premiums written increased by 22.6% to $276.0 million

•	In-force premium as of December 31, 2017 increased $43.9 million to $268.5 million

•	Total revenue for the year ended December 31, 2017 increased by 25.0% to $222.0 million

•
Underwriting loss for the year ended December 31, 2017 was $48.5 million, compared to an underwriting loss of $5.0 million, primarily due to the claims reserve strengthening related to prior accident years

•	The combined ratio increased by 19.6% to 122.5%, primarily as a result of a 34.9% impact from claims reserve strengthening related to prior accident years

•
Net loss was $38.8 million, or $3.22 loss per common share diluted, compared to net income of $2.6 million, or $0.19 earnings per common share diluted, representing a decrease in earnings per common share of $3.41

•	Book value per common share as of December 31, 2017 decreased $3.12 to $7.42

•	Return on equity was a negative 35.6% as compared to a positive 2.1%

The following financial data is derived from Atlas’ consolidated financial statements for the years ended December 31, 2017, December 31, 2016, and December 31, 2015. Ratios are calculated as a percentage of net premiums earned.
Selected Financial Information ($ in ‘000s, except for per share data)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Gross premiums written	$275,961	$225,095	$209,286
Net premiums earned	215,771	171,058	152,064
Net claims incurred	203,873	134,746	89,994
Underwriting expense:
Acquisition costs	27,885	18,803	18,592
Share-based compensation	1,176	1,552	1,613
Expenses (recovered) incurred related to acquisitions and stock purchase agreements[1]	—	(6,297)	1,941
DPAC amortization	806	(746)	(385)
Other underwriting expenses[2]	30,548	27,983	22,356
Total underwriting expenses	60,415	41,295	44,117
Underwriting (loss) income	(48,517)	(4,983)	17,953
Net investment income	4,897	4,824	3,976
(Loss) income from operating activities, before income taxes	(43,620)	(159)	21,929
Interest expense[2]	(1,840)	(1,026)	(694)
Realized gains and other income	1,307	1,697	811
Net (loss) income before income taxes	(44,153)	512	22,046
Income tax (benefit) expense	(5,343)	(2,134)	7,616
Net (loss) income	$(38,810)	$2,646	$14,430

Key Financial Ratios:
Loss ratio	94.5%	78.8%	59.2%
Underwriting expense ratio:
Acquisition cost ratio	12.9%	11.0%	12.2%
Share-based compensation ratio	0.5%	0.9%	1.1%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements ratio[1]	—%	(3.7)%	1.3%
DPAC amortization ratio	0.4%	(0.4)%	(0.3)%
Other underwriting expense ratio	14.2%	16.3%	14.7%
Total underwriting expense ratio[1]	28.0%	24.1%	29.0%
Combined ratio[1]	122.5%	102.9%	88.2%
(Loss) earnings per common share diluted	$(3.22)	$0.19	$1.13
Book value per common share	$7.42	$10.54	$10.15
Return on equity[3]	(35.6)%	2.1%	12.5%
1 - For 2015, we reclassified our presentation for costs related to acquisition and stock purchase agreements from non-operating expenses to other underwriting expenses, because these costs were incurred as a result of acquiring new businesses. The reclassification increased the total underwriting expense ratio and the combined ratio by 1.3% for the year ended December 31, 2015. The reclassification increased total underwriting expenses and decreased underwriting income and income from operating activities, before income taxes by $1.9 million for the year ended December 31, 2015.

2 - For 2015, we restated our presentation for amortization of loan costs from other underwriting expense to interest expense in accordance with the Company’s adoption of Accounting Standards Update 2015-03. As a result, other underwriting expense and total underwriting expense decreased and income from operating activities, before income taxes and interest expense increased by $56,000. This restatement had a negligible impact on the other underwriting expense ratio, the total underwriting expense ratio and the combined ratio for the year ended December 31, 2015.
3 - For 2015, we restated our presentation for preferred shares from within the permanent equity section to be included within the mezzanine equity section in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480 - Distinguishing Liabilities from Equity. As a result, return on equity increased 0.4% as a result of this decrease in shareholders’ equity from the reclassification of preferred shares.

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

Year ended December 31, 2017 compared to year ended December 31, 2016:
Gross Premiums Written
The following table summarizes gross premiums written by line of business.
Gross Premiums Written by Line of Business ($ in ‘000s)

Year Ended December 31,	2017	2016	% Change
Commercial automobile	$274,705	$223,801	22.7%
Other	1,256	1,294	(3.0)%
Total	$275,961	$225,095	22.6%

For the year ended December 31, 2017, gross premiums written was $276.0 million compared to $225.1 million for the year ended December 31, 2016, representing a 22.6% increase. This increase primarily resulted from growth in livery/limousine and para-transit gross premiums written primarily in New York, California, and New Jersey offset by a decrease in taxi gross premiums written in Louisiana and Nevada and in all lines in Minnesota and Michigan. New premium business represented approximately 40.7% of the total gross premiums written on our core lines for the year ended December 31, 2017, as compared to 33.9% for the year ended December 31, 2016.
In-force premium was $268.5 million and $224.6 million as of December 31, 2017 and December 31, 2016, respectively. The Company’s gross unearned premium reserves were $128.0 million and $113.2 million as of December 31, 2017 and December 31, 2016, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2016 primarily resulted from growth in the states of California, New Jersey, and New York offset by a reduction in business in the states of Louisiana, Michigan and Minnesota.
We continued our disciplined underwriting practices in the state of Michigan. We have raised prices incrementally, subject to regulatory rules, based on the challenging results seen in that state. As a result, we have seen fewer renewals of our Michigan business. Michigan insured vehicles represented approximately 1.4% and 3.9% of total insured vehicles in force as of December 31, 2017 and December 31, 2016, respectively.
Geographic Concentration
Gross Premiums Written by State ($ in ‘000s)

Year Ended December 31,	2017		2016
New York	$99,374	36.0%	$69,737	31.0%
California	42,165	15.3%	29,784	13.2%
Illinois	15,664	5.7%	12,398	5.5%
New Jersey	11,090	4.0%	4,881	2.2%
Virginia	8,704	3.2%	7,940	3.5%
Texas	8,511	3.1%	7,881	3.5%
Ohio	7,204	2.6%	5,942	2.6%
Washington	7,186	2.6%	4,975	2.2%
Minnesota	6,453	2.3%	9,542	4.3%
Nevada	6,449	2.3%	7,966	3.5%
Other	63,161	22.9%	64,049	28.5%
Total	$275,961	100.0%	$225,095	100.0%
As illustrated by the table above, 36.0% of Atlas’ gross premiums written for the year ended December 31, 2017 came from New York and 64.2% came from the five states currently producing the most premium volume, as compared to 58.6% for the year ended December 31, 2016. Approximately 62.5% of the increase in New York gross premiums written for the year ended December 31, 2017 came from one new large limousine fleet account.
Ceded Premiums Written
Ceded premiums written is equal to premium ceded under the terms of Atlas’ in force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by American Country, American Service and Gateway, or collectively “ASI Pool Subsidiaries.” This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015, and then was decreased to 5% effective July 1, 2016. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. For 2015, Global Liberty had a 20% quota share reinsurance agreement with SCOR Reinsurance Company (“SCOR Re”). In 2016, this contract was replaced by a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Quota Share and Global Quota Share remained the same for 2017.
Ceded premiums written decreased 0.5% to $44.8 million for the year ended December 31, 2017, compared with $45.0 million for the year ended December 31, 2016, primarily due to reductions in the cession rates of the Quota Share agreement and Global Liberty’s commercial automobile excess of loss reinsurance contracts offset by premium growth as compared to the prior year period. As our limousine and para-transit business grows, we expect ceded premiums written to increase, because, under the current market conditions, the reinsurance costs are more expensive for these products.

Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written increased 28.4% to $231.1 million for the year ended December 31, 2017 compared with $180.1 million for the year ended December 31, 2016. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned increased by $44.7 million to $215.8 million for the year ended December 31, 2017, a 26.1% increase compared with $171.1 million for the year ended December 31, 2016. The increase in net premiums earned is attributable to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Based on a ongoing analysis of the niche markets on which we focus, we believe that the total number of rides, and accordingly vehicle count, in these niche markets continues to grow.  In 2016, we saw a decline in our taxi business as some passengers and drivers migrated to a TNC market.  However, this was generally offset by corresponding growth in our limousine and livery business.  Growth in vehicle count in our limousine and livery business is positively influenced by passengers and drivers increasingly participating in the TNC market, and we anticipate that it may outpace reductions in taxi business over time.  Growth in our para-transit business is correlated with demographic trends in the U.S.  We believe that our Insurance Subsidiaries can continue to grow these specialty products to within a market share of 20% without having a disproportionate share of the market.  Atlas’ focus has been, and continues to be, utilizing our experience and strong value proposition to maximize underwriting profit.  It is important to note that we continue to see favorable market trends within our niche and believe that increased opportunity to expand underwriting margin still exists. These projections are subject to change should the competitive environment reverse from current trends.
Net Claims Incurred
The loss ratio relating to the net claims incurred for the year ended December 31, 2017 was 94.5% compared to 78.8% for the year ended December 31, 2016. The loss ratio increase was primarily the result of the Company’s re-estimation of its unpaid claims liabilities on prior accident years, creating a 15.7% increase in loss ratio for the year ended December 31, 2017. Atlas experienced $75.4 million in unfavorable prior accident year development for the year ended December 31, 2017. The unfavorable development is primarily from our core commercial automobile liability line in the states of Louisiana, Michigan and New York, mostly from accident years 2015 and prior.
Atlas performed a comprehensive review of its reserves, and based on year-end actuarial work coupled with a detailed internal file audit for claims with reserves not established by the Company’s predictive analytics tools, overall reserves were strengthened.

Facts Surrounding Reserve Changes

•
Atlas identified that claim expenses in Michigan were significantly outpacing other states and took a significant charge for the year ended December 31, 2016. Although exposure in Michigan was reduced to approximately 1.4% of the Company’s insured vehicles in force by year end 2017, payments for claims in this state continued to be disproportionate to historic premiums earned.

•	Remaining liability for non-New York Global Liberty business written prior to 2016 is expected to settle for greater amounts than previously expected.

•	Overall, the actuarially determined liability for remaining claims related to accident years 2015 and prior in general was indicated to be significantly higher than carried reserves.

•
Risk selection and pricing precision supported by predictive modeling in underwriting beginning in 2015 appears to have contributed improvement in expected loss ratio for premiums earned in 2016 and 2017.

•
Payment activity in calendar year 2017 attributed to the use of predictive modeling in claims was accelerated as expected. The Company believes that this represents an ultimate reduction in future expected losses, but it appears to be too early for credit to be given to this potential outcome from an actuarial perspective.

•
While the Company did see positive trends relating to more recent accident years in which predictive modeling had an impact, based on year-end work, it is clear that the challenges from the past outpaced more recent benefits.

•
Based on year end 2017 actuarial work, Atlas determined that this significant reserve increase was necessary to ensure sufficient IBNR levels to extinguish the remaining claims especially for older accident years.

Atlas intends to only write its products in states where it believes the Company can generate an above average underwriting profit. As a specialty insurer, Atlas puts a priority on addressing changes in our market in a nimble way. To this end, in recent years Atlas enhanced and initiated numerous underwriting and claim related processes designed to leverage our experience in the specialty light commercial auto sector, including the elevated use of predictive analytics. We have proactively compressed settlement time, particularly with respect to larger claims, providing earlier visibility into potentially changing claim trends. Atlas expects to continue to deliver improvements on more recent accident years by maintaining existing operating efficiency and further improving loss ratios through appropriate underwriting and pricing, disciplined claims handling as well as further leveraging the investments it has made in predictive analytics. However, credit for such improvement will not be recognized until it is reflected in future loss settlements.
The following tables summarize the claims and claims adjustment expenses incurred, net of reinsurance by line of business and accident year:
Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance ($ in ‘000s)

Year Ended December 31, 2017				Year Ended December 31, 2016
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
2012 and prior	$3,402	$(456)	$2,946	2011 and prior	$3,374	$1,323	$4,697
2013	9,209	30	9,239	2012	4,348	101	4,449
2014	23,037	603	23,640	2013	10,764	131	10,895
2015	30,025	1,020	31,045	2014	16,946	148	17,094
2016	7,693	834	8,527	2015	(4,930)	408	(4,522)
2017	114,531	13,945	128,476	2016	90,713	11,420	102,133
Totals	$187,897	$15,976	$203,873	Totals	$121,215	$13,531	$134,746
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. Acquisition costs were $27.9 million for the year ended December 31, 2017, or 12.9% of net premiums earned, as compared to $18.8 million, or 11.0%, for the year ended December 31, 2016.
The table below indicates the impact of the various components of acquisition costs on the combined ratio for the years ended December 31, 2017 and 2016:

($ in ‘000s, percentages to net premiums earned)
Year Ended December 31,	2017	%	2016	%
Net premiums earned	$215,771	100.0%	$171,058	100.0%
Gross commissions incurred excluding contingent	28,416	13.2%	21,993	12.9%
Gross contingent commissions incurred	3,458	1.6%	2,618	1.5%
Premium and other taxes incurred	7,315	3.4%	6,257	3.6%
Total gross commissions and taxes incurred	39,189	18.2%	30,868	18.0%
Ceded commissions incurred excluding contingent	(9,447)	(4.4)%	(10,966)	(6.4)%
Ceded contingent commissions incurred	(1,857)	(0.9)%	(1,099)	(0.6)%
Total ceded commissions incurred	(11,304)	(5.3)%	(12,065)	(7.0)%
Total	$27,885	12.9%	$18,803	11.0%
Gross commissions incurred excluding contingent commissions increased by $6.4 million over the prior year period. This increase resulted from premium growth in business where higher commission rates applied. Gross contingent commissions incurred increased by $840,000 over the prior year period primarily as a result of new agents becoming eligible for contingent commissions and premium growth. Gross contingent commissions are awarded based on the combination of developed loss experience and premium growth. Premium and other taxes incurred increased by $1.1 million over the prior year period as a result of premium growth.

Ceded commissions incurred excluding contingent commissions decreased by $1.5 million over the prior year period primarily due to the decrease in ceded premiums written for the Quota Share. Ceded contingent commissions incurred increased by $758,000 over the prior period. Ceded contingent commissions are based on loss experience. The increase in ceded contingent commissions resulted from favorable loss ratios on Atlas’ excess of loss reinsurance agreements and the Global Quota Share offset by unfavorable loss ratios on the Quota Share. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition costs would have been 15.4% for the year ended December 31, 2017, as compared to 15.1% for the year ended December 31, 2016.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 15.1% for the year ended December 31, 2017 compared to 13.1% for the year ended December 31, 2016. Other underwriting expenses increased by approximately $10.0 million over the prior year period. Depreciation, leasehold improvement amortization and facility costs related to Atlas’ new headquarters building increased by $806,000. Salary, payroll taxes and employee benefit costs decreased by $581,000. Because salary, payroll taxes and employee benefit costs decreased and gross premiums written and gross unearned premium reserves increased, DPAC amortization increased by $1.6 million. No expenses were recovered pursuant to stock purchase agreements during 2017, as compared to $6.3 million during 2016. The termination of Gateway’s workers’ compensation retroactive reinsurance agreement increased expenses by $1.7 million for year ended December 31, 2017. Directors fees increased by $30,000 over the prior year period due to the addition of a new board member during 2017.
Changes in our Quota Share reinsurance during 2017 had an impact on the reported other underwriting expense ratio when comparing year to year. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share, the other underwriting expense ratio would have been 13.5% for the year ended December 31, 2017 compared to 11.0% for the year ended December 31, 2016. The 2016 ratio includes benefits from expenses recovered relating to acquisitions and stock purchase agreements, which decreased this ratio by 3.1%.
While the Quota Share and Global Quota Share provide a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the statements of income and comprehensive income. With this in mind, acquisition costs, and other underwriting expenses should be examined either collectively as total underwriting expenses or independent of the effects of the Quota Share and Global Quota Share ceding commissions to understand operating efficiency.
Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the year ended December 31, 2017. Atlas recovered $6.3 million of expenses pursuant to the contingent adjustments of the Gateway and Anchor stock purchase agreements that included the redemption and cancellation of preferred shares for the year ended December 31, 2016.
Combined Ratio
Atlas’ combined ratio for the year ended December 31, 2017 was 122.5%, compared to 102.9% for the year ended December 31, 2016.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio, and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, and ‘Acquisition Costs and Other Underwriting Expenses’ sections above.

The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the years ended December 31, 2017 and 2016:

($ in ‘000s, percentages to net premiums earned)
Year Ended December 31,	2017		2016
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%
Net premiums earned	$240,994	100.0%	$204,228	100.0%
Net claims incurred[1]	224,368	93.1%	151,873	74.4%
Acquisition costs	37,028	15.4%	30,827	15.1%
Other insurance general and administrative expenses	30,548	12.7%	27,983	13.7%
DPAC amortization	806	0.3%	(746)	(0.4)%
Expenses recovered related to acquisitions and stock purchase agreements	—	—%	(6,297)	(3.1)%
Share-based compensation expense	1,176	0.5%	1,552	0.8%
Total underwriting loss and combined ratio	$(52,932)	122.0%	$(964)	100.5%

Net of Quota Share and Global Quota Share:
Net premiums earned	$215,771	100.0%	$171,058	100.0%
Net claims incurred	203,873	94.5%	134,746	78.8%
Acquisition costs	27,885	12.9%	18,803	11.0%
Other insurance general and administrative expenses	30,548	14.2%	27,983	16.3%
DPAC amortization	806	0.4%	(746)	(0.4)%
Expenses recovered related to acquisitions and stock purchase agreements	—	—%	(6,297)	(3.7)%
Share-based compensation expense	1,176	0.5%	1,552	0.9%
Total underwriting loss and combined ratio	$(48,517)	122.5%	$(4,983)	102.9%
1 - For 2017, net claims incurred, gross of the quota share, for the current accident year was $143.3 million with a combined ratio impact of 59.5%. For the prior accident years net claims incurred, gross of the quota share was $81.0 million with a combined ratio impact of 33.6%. For 2016, net claims incurred, gross of the quota share, for the current accident year was $115.2 million with a combined ratio impact of 56.5%. For the prior accident years net claims incurred, gross of the quota share was $36.7 million with a combined ratio impact of 17.9%.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, increased by 1.5% to $4.9 million for the year ended December 31, 2017, compared to $4.8 million for the year ended December 31, 2016. These amounts are primarily comprised of interest income. This increase was primarily due to an increase in interest income from fixed income securities with higher coupon rates and a decrease in investment manager costs. The gross yield on our fixed income securities was 2.3% and 2.2% for the years ended December 31, 2017 and 2016, respectively. The gross yield on our cash and cash equivalents was 0.3% and 0.1% for the years ended December 31, 2017 and 2016, respectively. The increase in gross yield on our cash investments was due to higher interest rates on certain new accounts and higher balances in accounts earning greater interest. Equity method investments and collateral loans generated investment income of $1.9 million in each of the years ended December 31, 2017 and 2016.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $1.8 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest expense for the year ended December 31, 2017 primarily resulted from the accelerated amortization of debt issuance costs upon the repayment of outstanding amounts under the Loan Agreement and the higher interest rate related to the senior unsecured notes.

Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from the sales of investments. Net realized investment gains for the year ended December 31, 2017 were $872,000 compared to $1.2 million for the year ended December 31, 2016. This decrease resulted from lower gains from the sale of fixed income securities partially offset by higher gains on the sale of equity securities and equity method investments.
Other Income
Atlas recorded other income of $435,000 and $467,000 for the years ended December 31, 2017 and 2016, respectively. The decrease in other income resulted from lower income from premium financing offset by higher rental income.
(Loss) Income before Income Taxes
Atlas generated a pre-tax loss of $44.2 million for the year ended December 31, 2017 compared to pre-tax income of $512,000 for year ended December 31, 2016. The causes of these changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
Income Tax Benefit
Atlas recognized a tax benefit of $5.3 million for the year ended December 31, 2017 and $2.1 million for the year ended December 31, 2016. The following table reconciles the U.S. statutory marginal income tax rate of 35.0% to the effective tax rate for the years ended December 31, 2017 and 2016:
Tax Rate Reconciliation ($ in ‘000s)

Year Ended December 31,	2017		2016
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(15,453)	35.0%	$179	35.0%
Nondeductible expenses	51	(0.1)%	24	4.7%
Tax-exempt income	(23)	0.1%	(39)	(7.6)%
State tax (net of federal benefit)	(2)	—%	28	5.5%
Stock compensation	(445)	1.0%	—	—%
Nondeductible acquisition accounting adjustment	—	—%	(2,204)	(430.5)%
Change in statutory tax rate	10,542	(23.9)%	—	—%
Other	(13)	—%	(122)	(23.9)%
Provision for income taxes for continuing operations	$(5,343)	12.1%	$(2,134)	(416.8)%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  Among other things, beginning with the 2018 tax year, the Tax Act reduced the Company’s corporate federal tax rate from a marginal rate of 35% to a flat 21%, eliminated the corporate Alternative Minimum Tax (“AMT”), changed reserving and other aspects of the computation of taxable income for insurance companies, and modified the net operating loss carryback and carryforward provisions for all entities in the group except for those subject to tax as property and casualty companies. The modified net operating loss provisions no longer allow a carryback to prior years to recover past taxes, but now allow an indefinite carryforward period subject to a yearly utilization limit. As discussed above, any net operating losses with respect to the insurance entities taxed as property and casualty companies retain the current net operating loss carryback and carryover provisions, which are two years carryback and 20 years carryforward. As of December 31, 2016, the Company measured its deferred tax items at the enacted rate in effect of 35%. Due to the Tax Act’s enactment, the Company’s deferred tax assets and liabilities as of December 31, 2017 have been re-measured at the new enacted tax rate of 21%.  For the year ended December 31, 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset a result of this re-measurement.
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
Positive evidence evaluated when considering the need for a valuation allowance includes:

•	management’s expectations of future profit with vehicles in-force at their highest levels and steady new and renewal business;

•	anticipated ability to increase prices in core lines as the commercial auto market is firming;

•	predictive modeling in underwriting and claims are generating better priced risks that are expected to create overall profitability over time; and

•	positive growth trends in gross premiums written in each year since formation.
Negative evidence evaluated when considering the need for a valuation allowance includes:

•	net losses generated in the two most recent years; and

•	yearly limitation as required by IRC Section 382 on net operating loss carryforwards generated prior to 2013.
Net (Loss) Income and (Loss) Earnings per Common Share
Atlas had a net loss of $38.8 million for the year ended December 31, 2017 compared to net income of $2.6 million for the year ended December 31, 2016. After taking the impact of the liquidation preference of the preferred shares into consideration, the loss per common share diluted for the year ended December 31, 2017 was $3.22 versus earnings per common share diluted of $0.19 for the year ended December 31, 2016.
The following chart illustrates Atlas’ potential dilutive common shares for the years ended December 31, 2017 and 2016:

Year Ended December 31,	2017	2016
Basic weighted average common shares outstanding	12,064,880	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	—	177,364
Dilutive shares upon preferred share conversion	—	—
Diluted weighted average common shares outstanding	12,064,880	12,222,883
The effects of convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. For the year ended December 31, 2017, all exercisable stock options were deemed to be anti-dilutive. For the year ended December 31, 2016, all exercisable stock options were deemed to be dilutive and all of the convertible preferred shares were deemed to be anti-dilutive. The potentially dilutive impact for the convertible preferred stock excluded from the calculation due to anti-dilution is 441,357 common shares for the year ended December 31, 2016.
Year ended December 31, 2016 compared to year ended December 31, 2015:
Gross Premiums Written
The following table summarizes gross premiums written by line of business.
Gross Premiums Written by Line of Business ($ in ‘000s)

Year Ended December 31,	2016	2015	% Change
Commercial automobile	$223,801	$207,767	7.7%
Other	1,294	1,519	(14.8)%
Total	$225,095	$209,286	7.6%
For the year ended December 31, 2016, gross premiums written was $225.1 million compared to $209.3 million for the year ended December 31, 2015, representing a 7.6% increase. This increase primarily resulted from growth in livery/limousine and para-transit gross premiums written of approximately $41.1 million offset by a $25.6 million decrease in taxi gross premiums written. The growth in livery/limousine and para-transit gross premiums written resulted from having a full year’s worth of Global Liberty premium for 2016 as compared to the 9-1/2 months we had in 2015, coupled with market share growth in those products. The decrease in taxi business included overall reduction in available vehicles to insure, a $4.3 million excess taxi account and a few larger fleet accounts that were not renewed during 2016 due to our disciplined underwriting practice.

For the year ended December 31, 2016, gross premiums written from commercial automobile was $223.8 million, representing a 7.7% increase relative to the year ended December 31, 2015. This increase is attributable to Atlas’ continued geographic expansion as a positive response from both new and existing agents and insureds to Atlas’ value proposition. We wrote $75.8 million and $86.8 million of new gross premiums written business for the years ended December 31, 2016 and 2015, respectively. Of these amounts, Global Liberty, our most recent acquisition, contributed $19.3 million and $20.6 million in new premiums written for the years ended December 31, 2016 and 2015, respectively. With respect to our traditional commercial automobile, which excludes excess taxi, gross premiums written was $215.7 million, an increase of 10.4% versus the year ended December 31, 2015. As a percentage of the Insurance Subsidiaries’ overall book of business, commercial auto gross premiums written represented 99.4% of gross, and 99.9% of net, premiums written for the year ended December 31, 2016 compared to 99.3% and 99.4%, respectively, during the year ended December 31, 2015.
In-force premium was $224.6 million and $210.6 million as of December 31, 2016 and December 31, 2015, respectively. The Company’s gross unearned premium reserves were $113.2 million and $108.2 million as of December 31, 2016 and December 31, 2015, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2015 primarily resulted from growth in the states of California, Nevada, New Jersey, New York and Washington offset by a reduction in business in the state of Michigan.
Geographic Concentration
Gross Premiums Written by State ($ in ‘000s)

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
As illustrated by the table above, 31.0% of Atlas’ gross premiums written year ended December 31, 2016 came from New York and 58.6% came from the five states currently producing the most premium volume, as compared to 58.2% for the year ended December 31, 2015. Global Liberty experienced the highest gross premiums written growth among the Insurance Subsidiaries for the year ended December 31, 2016 in these top five states due to having a full year’s worth of premium in 2016.
Ceded Premiums Written
Ceded premiums written increased 13.7% to $45.0 million for the year ended December 31, 2016 compared with $39.6 million for the year ended December 31, 2015 primarily due to Atlas’ participation in the Quota Share and Global Quota Share, product mix and overall gross premium growth. Excluding the Quota Share and Global Quota Share, ceded premiums written were $13.4 million and $10.5 million for the years ended December 31, 2016 and 2015, respectively.
Net Premiums Written
Net premiums written increased 6.1% to $180.1 million for the year ended December 31, 2016 compared with $169.7 million for the year ended December 31, 2015. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Net premiums earned increased by $19.0 million to $171.1 million for the year ended December 31, 2016, a 12.5% increase compared with $152.1 million for the year ended December 31, 2015. The increase in net premiums earned is attributable to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above. Global Liberty accounted for $11.0 million of this increase. The remaining increase in net premiums earned resulted from organic growth primarily in the states of California, Minnesota, Nevada, New York and Virginia.

Net Claims Incurred
The loss ratio relating to the net claims incurred for the year ended December 31, 2016 was 78.8% compared to 59.2% for the year ended December 31, 2015. The loss ratio increase was primarily the result of the Company’s re-estimation of its unpaid claims liabilities on prior accident years, creating a 19.6% increase in loss ratio for the year ended December 31, 2016. Atlas experienced $32.6 million in unfavorable prior accident year development for the year ended December 31, 2016. The unfavorable development is primarily from our core commercial automobile liability line. Excluding pre-acquisition Global Liberty claims reserve development, the development of our core lines on prior accident years was $23.2 million for the year ended December 31, 2016. Michigan commercial automobile claims accounted for approximately 62.5% of this development.
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
Atlas experienced $166,000 in unfavorable prior accident year development during the year ended December 31, 2015. Prior accident year unfavorable development on non-core lines and assigned risk pools was $870,000 for the year ended December 31, 2015. The unfavorable development on non-core lines and assigned risk pools was offset by favorable prior accident year development of $475,000 and $230,000 on our core lines and pre-acquisition Global Liberty claims reserves, respectively. This favorable development on our core lines was attributable to our traditional taxi and excess taxi products.
The following tables summarize the claims and claims adjustment expenses incurred, net of reinsurance by line of business and accident year:
Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance ($ in ‘000s)

Year Ended December 31, 2016				Year Ended December 31, 2015
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
2011 and prior	$3,374	$1,323	$4,697	2010 and prior	$2,622	$156	$2,778
2012	4,348	101	4,449	2011	288	305	593
2013	10,764	131	10,895	2012	1,431	(16)	1,415
2014	16,946	148	17,094	2013	5,908	(200)	5,708
2015	(4,930)	408	(4,522)	2014	(10,912)	584	(10,328)
2016	90,713	11,420	102,133	2015	79,062	10,766	89,828
Totals	$121,215	$13,531	$134,746	Totals	$78,399	$11,595	$89,994
Acquisition Costs and Other Underwriting Expenses
Acquisition costs were $18.8 million for the year ended December 31, 2016, or 11.0% of net premiums earned, as compared to 12.2% for the year ended December 31, 2015. The decrease in the ratio is primarily due to the Quota Share’s and Global Quota Share’s ceding commissions.

The table below indicates the impact of the various components of acquisition costs on the combined ratio for the years ended December 31, 2016 and 2015:

($ in ‘000s, percentages to net premiums earned)
Year Ended December 31,	2016	%	2015	%
Net premiums earned	$171,058	100.0%	$152,064	100.0%
Gross commissions incurred excluding contingent	21,993	12.9%	19,200	12.6%
Gross contingent commissions incurred	2,618	1.5%	2,257	1.5%
Premium and other taxes incurred	6,257	3.6%	4,933	3.3%
Total gross commissions and taxes incurred	30,868	18.0%	26,390	17.4%
Ceded commissions incurred excluding contingent	(10,966)	(6.4)%	(6,807)	(4.5)%
Ceded contingent commissions incurred	(1,099)	(0.6)%	(991)	(0.7)%
Total ceded commissions incurred	(12,065)	(7.0)%	(7,798)	(5.2)%
Total	$18,803	11.0%	$18,592	12.2%
As discussed above in ‘Gross Premiums Written’, we wrote a full year’s worth of Global Liberty premium for 2016 as compared to the 9-1/2 months we had in 2015. Due to this increase, coupled with market share growth in our livery/limousine and para-transit products where higher commission rates applied, gross commissions incurred excluding contingent commissions increased by $2.8 million over the prior year period. Gross contingent commissions incurred increased by $361,000 over the prior year period primarily as a result of Global Liberty business being included in the calculations. Premium and other taxes incurred increased by $1.3 million over the prior year period as a result of premium growth.
Ceded commissions incurred excluding contingent commissions increased by $4.2 million over the prior year period primarily due to the increase in ceded premiums written for the Quota Share and Global Quota Share. Ceded contingent commissions incurred increased by $108,000 over the prior period. The increase in ceded contingent commissions resulted from favorable loss ratios on Atlas’ excess of loss reinsurance agreements offset by unfavorable loss ratios on the Quota Share. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition costs would have been 15.1% for the year ended December 31, 2016, as compared to 14.7% for the year ended December 31, 2015.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to acquisitions and stock purchase agreements) was 13.1% for the year ended December 31, 2016 compared to 16.8% for the year ended December 31, 2015. Expenses recovered pursuant to stock purchase agreements lowered the other underwriting expense ratio by 3.7% for the year ended December 31, 2016. Bad debt expense totaled $2.4 million for the year ended December 31, 2016 compared to $622,000 for the year ended December 31, 2015. The increase resulted from the re-estimation of the allowance and the reserving for specific premium receivable accounts past due. Bad debt expense increased the other underwriting expense ratio by 1.4% for the year ended December 31, 2016. Changes in our Quota Share reinsurance during 2016 had an impact on the reported other underwriting expense ratio when comparing year to year. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share, the other underwriting expense ratio would have been 11.0% for the year ended December 31, 2016 compared to 14.9% for the year ended December 31, 2015. The growth of our core lines and our increasing operational scale had a positive impact on this ratio.
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
Combined Ratio
Atlas’ combined ratio for the year ended December 31, 2016 was 102.9%, compared to 88.2% for the year ended December 31, 2015.

The change in underwriting profitability is attributable to the factors described in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’ sections above.
The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the years ended December 31, 2016 and 2015:

($ in ‘000s, percentages to net premiums earned)
Year Ended December 31,	2016		2015
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%
Net premiums earned	$204,228	100.0%	$170,737	100.0%
Net claims incurred[1]	151,873	74.4%	99,394	58.2%
Acquisition costs	30,827	15.1%	25,093	14.7%
Other insurance general and administrative expenses[2]	27,983	13.7%	22,356	13.1%
DPAC amortization	(746)	(0.4)%	(385)	(0.2)%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements[3]	(6,297)	(3.1)%	1,941	1.1%
Share-based compensation expense	1,552	0.8%	1,613	0.9%
Total underwriting (loss) profit and combined ratio	$(964)	100.5%	$20,725	87.8%

Net of Quota Share and Global Quota Share:
Net premiums earned	$171,058	100.0%	$152,064	100.0%
Net claims incurred	134,746	78.8%	89,994	59.2%
Acquisition costs	18,803	11.0%	18,592	12.2%
Other insurance general and administrative expenses[2]	27,983	16.3%	22,356	14.7%
DPAC amortization	(746)	(0.4)%	(385)	(0.3)%
Expenses (recovered) incurred related to acquisitions and stock purchase agreements[3]	(6,297)	(3.7)%	1,941	1.3%
Share-based compensation expense	1,552	0.9%	1,613	1.1%
Total underwriting (loss) profit and combined ratio	$(4,983)	102.9%	$17,953	88.2%
1 - For 2016, net claims incurred, gross of the quota share, for the current accident year was $115.2 million with a combined ratio impact of 56.5%. For the prior accident years net claims incurred, gross of the quota share was $36.7 million with a combined ratio impact of 17.9%.
2 - For 2015, we restated our presentation for amortization of loan costs from other underwriting expense to interest expense in accordance with the Company’s adoption of Accounting Standards Update 2015-03. The restatement decreased other insurance general and administrative expense and increased the total underwriting profit by $56,000. The restatement had a negligible impact on the other insurance general and administrative expense ratio and the combined ratio for the year ended December 31, 2015. For 2015, we combined our presentation of amortization of intangible assets and other insurance general and administrative expenses.
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

Interest Expense
Interest expense was $1.0 million and $694,000 for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense for the year ended December 31, 2016 primarily resulted from increased borrowings under the Loan Agreement and slight increases in the LIBOR.
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
Income before Income Taxes
Atlas generated pre-tax income of $512,000 for the year ended December 31, 2016 compared to pre-tax income of $22.0 million for year ended December 31, 2015. The causes of these changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
Income Tax (Benefit) Expense
Atlas recognized $2.1 million of tax benefit for the year ended December 31, 2016 and recognized $7.6 million of tax expense for the year ended December 31, 2015. The following table reconciles the U.S. statutory marginal income tax rate of 35.0% to the effective tax rate for the years ended December 31, 2016 and 2015:
Tax Rate Reconciliation ($ in ‘000s)

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
The following chart illustrates Atlas’ potential dilutive common shares for the years ended December 31, 2016 and 2015:

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

IV. FINANCIAL CONDITION

Consolidated Statements of Financial Condition

($ in ‘000s, except for share and per share data)	December 31, 2017	December 31, 2016
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $158,411 and $157,451)	$157,984	$156,487
Equity securities, at fair value (cost $7,969 and $5,598)	8,446	6,223
Other investments	31,438	32,181
Total Investments	197,868	194,891
Cash and cash equivalents	45,615	29,888
Accrued investment income	1,248	1,228
Premiums receivable (net of allowance of $3,418 and $2,366)	79,664	77,386
Reinsurance recoverables on amounts paid	7,982	7,786
Reinsurance recoverables on amounts unpaid	53,402	35,370
Prepaid reinsurance premiums	12,878	13,372
Deferred policy acquisition costs	14,797	13,222
Deferred tax asset, net	16,985	18,498
Goodwill	2,726	2,726
Intangible assets, net	4,145	4,535
Property and equipment, net	24,439	11,770
Other assets	20,754	12,905
Total Assets	$482,503	$423,577

Liabilities
Claims liabilities	$211,648	$139,004
Unearned premium reserves	128,043	113,171
Due to reinsurers	8,411	8,369
Notes payable, net	24,031	19,187
Other liabilities and accrued expenses	19,725	16,504
Total Liabilities	$391,858	$296,235

Shareholders' Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: December 31, 2017 - 12,164,041 and December 31, 2016 - 11,895,104	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2017 - 0 and December 31, 2016 - 128,191	—	—
Additional paid-in capital	201,105	199,244
Retained deficit	(110,535)	(71,718)
Accumulated other comprehensive income (loss), net of tax	39	(220)
Total Shareholders' Equity	$90,645	$127,342
Total Liabilities and Shareholders' Equity	$482,503	$423,577

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
Portfolio Composition
Atlas held securities with a fair value of $166.4 million and $162.7 million as of December 31, 2017 and December 31, 2016, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair Value of securities portfolio ($ in ‘000s)

As of December 31,	2017	2016
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$21,186	$22,474
States, municipalities and political subdivisions	13,243	10,470
Corporate
Banking/financial services	21,382	22,852
Consumer goods	9,679	8,593
Capital goods	7,992	7,873
Energy	7,515	3,735
Telecommunications/utilities	11,215	7,617
Health care	1,059	1,357
Total Corporate	58,842	52,027
Mortgage Backed
Mortgage backed - agency	30,613	34,014
Mortgage backed - commercial	22,587	21,158
Total Mortgage Backed	53,200	55,172
Other asset backed	11,513	16,344
Total Fixed Income Securities	$157,984	$156,487
Equities	8,446	6,223
Totals	$166,430	$162,710
For the year ended December 31, 2017, total investment holdings increased to $197.9 million from $194.9 million as of December 31, 2016. This increase resulted from net purchases of fixed income securities and equities, positive changes in the market values of fixed income securities and equities and increases in Atlas’ share of the net book value of equity method investments offset by net sales of equity method investments.

Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact from the effect of global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe it will alter the fundamental outlook of the Company’s investment holdings.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of December 31, 2017, the carrying values of these other investments were approximately $31.4 million versus approximately $32.2 million as of December 31, 2016. The carrying values of the equity method limited partnerships were $25.3 million and $24.9 million as of December 31, 2017 and December 31, 2016, respectively. The increase in the carrying value of the limited partnerships was primarily due to the purchase of investments and favorable changes in Atlas’ share of the net book value of certain limited partnerships offset by the return of capital. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $6.2 million and $7.2 million as of December 31, 2017 and December 31, 2016, respectively. The decrease was due to the partial return of principal of one collateral loan offset by additional loans acquired in 2017.
The following table summarizes investments in equity method investments by investment type as of December 31, 2017 and December 31, 2016:

($ in ‘000s)	Unfunded Commitments	Carrying Value
As of December 31,	2017	2017	2016
Real estate[1]	$2,842	$10,660	$10,797
Insurance linked securities	—	9,073	9,178
Activist hedge funds	—	4,367	4,336
Venture capital[1]	4,150	853	623
Other joint venture	—	325	—
Total Equity Method Investments	$6,992	$25,278	$24,934
1 - We recategorized the carrying value of one limited partnership that was valued at $283,000 as of December 31, 2016 from ‘Venture capital’ to ‘Real estate’ based on its operations.
Liquidity and Cash Flow Risk
The following table summarizes the amortized cost and fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at the dates indicated:
Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity Date ($ in ‘000s)

As of December 31,	2017			2016
	Amortized Cost	Fair Value	%	Amortized Cost	Fair Value	%
Due in less than one year	$11,149	$11,141	7.0%	$8,729	$8,732	5.6%
Due in one through five years	33,941	33,857	21.4%	43,772	43,808	28.0%
Due after five through ten years	41,542	41,538	26.3%	27,618	27,263	17.4%
Due after ten years	6,614	6,735	4.3%	5,389	5,168	3.3%
Total contractual maturity	93,246	93,271	59.0%	85,508	84,971	54.3%
Total mortgage and asset backed	65,165	64,713	41.0%	71,943	71,516	45.7%
Total	$158,411	$157,984	100.0%	$157,451	$156,487	100.0%

As of December 31, 2017, 28.4% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 33.6% as of December 31, 2016. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of December 31, 2017, the fixed income securities had a weighted average life of 4.9 years and a duration of 3.9 years, compared to a weighted average life of 4.1 years and a duration of 3.4 years, as of December 31, 2016. The increase in weighted average life of the fixed income securities portfolio was the result of the reinvestment of proceeds from the maturity and sales of fixed income securities with longer average lives. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of December 31, 2017 and December 31, 2016 was 26.8% and 15.2%, respectively. The increase is the result of the increase in notes payable and interest payable and the decrease in shareholders’ equity. Refer to the ‘Shareholders’ Equity’ and ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
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
As of December 31, 2017, Atlas’ allowance for bad debt was $3.4 million, compared to $2.4 million as of December 31, 2016. This increase in the allowance for bad debt was related to the re-estimation of the allowance, which is based on premium growth.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.3% rated ‘BBB’ or better as of December 31, 2017 compared to 99.2% as of December 31, 2016.
Credit Ratings of Fixed Income Securities Portfolio ($ in ‘000s)

As of December 31,	2017		2016
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$42,978	27.2%	$44,521	28.5%
AA/Aa	58,173	36.8%	64,324	41.1%
A/A	27,384	17.3%	23,427	15.0%
BBB/Baa	28,348	18.0%	22,886	14.6%
BB	875	0.6%	1,114	0.7%
B	226	0.1%	215	0.1%
Total Fixed Income Securities	$157,984	100.0%	$156,487	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other than temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other than temporary. Atlas did not recognize any charges for securities impairments that were considered other than temporary for the years ended December 31, 2017, 2016, and 2015.

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
The total fair value of the securities in an unrealized loss position as of December 31, 2017 was $108.1 million compared to $91.9 million as of December 31, 2016. Unrealized losses as of December 31, 2017 were $1.4 million compared to $1.6 million as of December 31, 2016. This decrease in unrealized losses resulted primarily from increases in market values of our fixed income securities (see Note 5, ‘Investments’). Atlas has the ability and intent to hold the securities in an unrealized loss position until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one claim of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries and the Global Quota Share with Swiss Re for Global Liberty. Under these contracts, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage. Prior to 2016, Global Liberty had a 20% quota share reinsurance with SCOR Re. In 2016, this contract was replaced by the Global Quota Share.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insured in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $61.4 million recoverable from third party reinsurers (exclusive of amounts prepaid) and other insurers as of December 31, 2017 as compared to $43.2 million as of December 31, 2016. The increase in the amount recoverable from third party reinsurers resulted from an increase in case and incurred but not reported (“IBNR”) reserves and a slight increase in amounts recoverable on paid claims.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. and White Rock Insurance (SAC) Ltd. (“White Rock”). Great American has a financial strength rating of A1 from Moody’s, Gen Re has a financial strength rating of AA+ from Fitch, SCOR Re has a financial strength rating of AA- from Fitch, Swiss Re has a financial strength rating of Aa3 from Moody’s, and White Rock is unrated. Gateway’s run-off workers’ compensation program was reinsured with White Rock. This reinsurance agreement was terminated during 2017.

Deferred Tax Asset
Components of Deferred Tax ($ in ‘000s)

As of December 31,	2017	2016
Gross deferred tax assets:
Losses carried forward	$13,313	$14,535
Claims liabilities and unearned premium reserves	6,171	8,546
Tax credits	1,172	662
Commissions	623	1,269
Stock compensation	602	1,157
Other	1,094	1,027
Total gross deferred tax assets	22,975	27,196

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,107	4,628
Investments	213	475
Fixed assets	847	559
Intangible assets	715	1,328
Other	1,108	1,708
Total gross deferred tax liabilities	5,990	8,698
Net deferred tax assets	$16,985	$18,498
Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets.
On July 22, 2013, as a result of shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carry-forwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares.
Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.3 million as of December 31, 2017.
Atlas has the following total net operating loss carryforwards as of December 31, 2017:
Net Operating Loss Carryforward by Expiry ($ in ‘000s)

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	21,864
Total		$63,394
NOLs and other carryforwards generated in 2015 and 2017 are not limited by IRC Section 382.

Buildings and Land
In the fourth quarter of 2016, Atlas purchased a property in Schaumburg, Illinois to serve as the new corporate headquarters in 2017. The building and land were purchased for $9.3 million. During the year ended December 31, 2017, the Company purchased furnishings and made improvements to this building. The total cost of furnishings and improvements was approximately $11.3 million. See MD&A,‘Contractual Obligations’ section below, Note 8, ‘Commitments and Contingencies’ and Note 9 ‘Property and Equipment’ for further discussion of the new corporate headquarters.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of December 31, 2017 and as of December 31, 2016. The other line of business is comprised of our surety program (currently in run off), Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business. See MD&A, ‘Overview’ section for further information regarding these lines of business.
Provision for Unpaid Claims by Type - Gross of Reinsurance ($ in ‘000s)

As of December 31,	2017	2016	YTD% Change
Case reserves	$62,769	$52,132	20.4%
IBNR	148,879	86,872	71.4%
Total	$211,648	$139,004	52.3%
Provision for Unpaid Claims by Line of Business – Gross of Reinsurance ($ in ‘000s)

As of December 31,	2017	2016	YTD% Change
Commercial automobile liability	$204,654	$132,732	54.2%
Other	6,994	6,272	11.5%
Total	$211,648	$139,004	52.3%
Provision for Unpaid Claims by Line of Business - Net of Reinsurance Recoverables ($ in ‘000s)

As of December 31,	2017	2016	YTD% Change
Commercial automobile liability	$153,319	$101,220	51.5%
Other	4,927	2,414	104.1%
Total	$158,246	$103,634	52.7%
The provision for unpaid claims and claims adjustment expenses increased by 52.3% to $211.6 million as of December 31, 2017 compared to $139.0 million as of December 31, 2016. During the year ended December 31, 2017, case reserves increased by 20.4% compared to December 31, 2016, while IBNR reserves increased by 71.4%. The increase in case reserves resulted from the increase in current accident year claims due to business growth offset by a decrease in claims in older accident years due to the acceleration of claim payments for those years. Based on year end 2017 actuarial work Atlas determined that a significant IBNR increase was necessary to ensure levels are sufficient to extinguish the remaining claims, especially for older accident years.

The following tables summarize the provision for unpaid claims, gross of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
2016 and prior	$30,393	$2,219	$32,612	$65,017	$4,057	$69,074
2017	30,619	(462)	30,157	78,625	1,180	79,805
Totals	$61,012	$1,757	$62,769	$143,642	$5,237	$148,879
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of December 31, 2016	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
2015 and prior	$25,295	$3,129	$28,424	$24,558	$2,553	$27,111
2016	24,222	(514)	23,708	58,657	1,104	59,761
Totals	$49,517	$2,615	$52,132	$83,215	$3,657	$86,872
The following tables summarize the provision for unpaid claims, net of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
2016 and prior	$25,701	$1,303	$27,004	$50,309	$3,089	$53,398
2017	27,421	(309)	27,112	49,888	844	50,732
Totals	$53,122	$994	$54,116	$100,197	$3,933	$104,130
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of December 31, 2016	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
2015 and prior	$21,909	$1,350	$23,259	$16,869	$1,023	$17,892
2016	20,461	(338)	20,123	41,981	379	42,360
Totals	$42,370	$1,012	$43,382	$58,850	$1,402	$60,252

The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the years ended December 31, 2017, 2016, and 2015 were as follows ($ in ‘000s):

For the year ended December 31,	2017	2016	2015
Unpaid claims and claims adjustment expenses, beginning of period	$139,004	$127,011	$102,430
Less: reinsurance recoverable	35,370	29,399	18,421
Net unpaid claims and claims adjustment expenses, beginning of period	103,634	97,612	84,009

Net reserves acquired	—	—	19,396

Change in retroactive reinsurance ceded	1,361	107	2,037

Incurred related to:
Current year	128,476	102,133	89,828
Prior years	75,397	32,613	166
	203,873	134,746	89,994
Paid related to:
Current year	50,626	39,652	32,402
Prior years	99,996	89,179	65,422
	150,622	128,831	97,824

Net unpaid claims and claims adjustment expenses, end of period	$158,246	$103,634	$97,612
Add: reinsurance recoverable	53,402	35,370	29,399
Unpaid claims and claims adjustment expenses, end of period	$211,648	$139,004	$127,011
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
Atlas experienced $75.4 million in unfavorable prior accident year development for the year ended December 31, 2017 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Atlas previously identified that claim expenses in Michigan were significantly outpacing other states and took a significant charge. Although exposure in Michigan was reduced to approximately 1.4% of the Company’s insured vehicles inforce by year end 2017, payments for claims in this state continued to be disproportionate to historic premiums earned. In addition, the remaining liability for non-New York Global Liberty business written prior to 2016 is expected to settle for greater amounts than previously expected. Overall, the actuarially determined liability for remaining claims related to accident year 2015 and prior in general, across all jurisdictions, was indicated to be significantly higher than carried reserves.

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
Atlas experienced $166,000 in unfavorable prior accident year development during the year ended December 31, 2015 as reflected as incurred related to prior years in the table above. Prior accident year development on non-core lines and assigned risk pools was $870,000 for the year ended December 31, 2015. This increase was offset by favorable prior accident year development of $475,000 and $230,000 on our core lines and pre-acquisition Global Liberty claims reserves, respectively. This favorable development on our core lines was attributable to our traditional taxi and excess taxi products.
Contractual Obligations
The table below summarizes future payments under contractual obligations and estimated claims settlements for the year ended December 31, 2017:

($ in ‘000s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable, including interest payments	$33,281	$1,656	$3,312	$28,313	$—
Operating leases	4,269	1,053	2,122	1,094	—
Estimated claims liabilities, net of reinsurance	158,246	76,671	60,658	14,484	6,433
Other contractual obligations	1,150	1,150	—	—	—
Total	$196,946	$80,530	$66,092	$43,891	$6,433
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes. Total interest expense over the five years is expected to be $8.3 million. Interest on the senior unsecured notes is payable quarterly on each January 26, April 26, July 26 and October 26.
Estimated claims liabilities are calculated based on actuarial assumptions and may differ from actual future claims settlements. The amounts in the table above have been presented net of reinsurance.
The Company entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters (see Note 8, ‘Commitments and Contingencies’ and Note 9, ‘Property and Equipment’). The remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are included under ‘Other contractual obligations’.
As of December 31, 2017, we had contractual obligations to provide additional funds for investments in limited liability investments included in other investments for up to $7.0 million not included in the table above. There is no certainty of when these amounts will be required to be provided.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Shareholders’ Equity
The table below identifies changes in shareholders’ equity for the years ended years ended December 31, 2017, 2016, and 2015:
Changes in Shareholders’ Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance December 31, 2014 [r]	$34	$—	$196,079	$(88,794)	$80	$107,399
Net income	—	—	—	14,430	—	14,430
Other comprehensive loss	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	145	—	—	145
Share-based compensation	2		1,817	—	—	1,819
Balance December 31, 2015 [r]	$36	$—	$198,041	$(74,364)	$(1,032)	$122,681
Net income	—	—	—	2,646	—	2,646
Preferred dividends paid	—	—	(409)	—	—	(409)
Other comprehensive income	—	—	—	—	812	812
Share-based compensation	—	—	1,612	—	—	1,612
Balance December 31, 2016	$36	$—	$199,244	$(71,718)	$(220)	$127,342
ASU 2018-02, reclassification of certain tax effects	—	—	—	(7)	7	—
Net loss	—	—	—	(38,810)	—	(38,810)
Other comprehensive income	—	—	—	—	252	252
Options exercised	—	—	655	—	—	655
Share-based compensation	—	—	1,176	—	—	1,176
Other	—	—	30	—	—	30
Balance December 31, 2017	$36	$—	$201,105	$(110,535)	$39	$90,645
r - Prior to the year ended December 31, 2017, the Company presented preferred shares issued as contingent consideration within the permanent equity section of the Consolidated Statements of Financial Position. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480 - Distinguishing Liabilities from Equity, contingent consideration issued as preferred shares wherein the number of shares to be issued is variable should be classified outside of permanent equity and reflected as mezzanine equity on the Consolidated Statements of Financial Position.
For the year ended December 31, 2017, the Company has restated the Consolidated Statements of Shareholders’ Equity to remove the preferred shares and related activity as previously stated for the periods as of January 1, 2015 and for the years ended December 31, 2015 and 2016. Although this impacted total equity for 2015, it had no impact on total equity as of December 31, 2016 due to the redemption and clawback of preferred shares previously issued. In addition, this change did not impact the Consolidated Statements of Financial Position, Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), earnings per common share or the Consolidated Statements of Cash Flows. The Company has evaluated the effect of the incorrect presentation in the prior period, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor did it require amendment of, any previously filed annual or quarterly consolidated financial statements. See Note 20, ‘Change in Accounting Principle and Error Corrections’ for additional information regarding preferred shares.
As of December 31, 2017, there were 12,164,041 ordinary voting common shares outstanding and no preferred shares outstanding.
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of December 31, 2017.
There were 14,816 and 22,224 non-vested restricted stock units (“RSUs”) issued as of December 31, 2017 and December 31, 2016, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.

During the year ended December 31, 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the year ended December 31, 2017, the Company issued 133,338 ordinary voting common shares as a result of the exercise of options. During the year ended December 31, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs.
Mezzanine Equity
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. As of December 31, 2017 and December 31, 2016, there were no outstanding preferred shares. The preferred shares redeemed and canceled during 2016 and the preferred shares issued during the first quarter of 2015 pursuant to the Gateway stock purchase agreement have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of income and comprehensive income in the period that the contingency is re-estimated. The Anchor cancellation was recorded as a recovery of acquisition expense.
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
On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. As of December 31, 2017 and December 31, 2016, Atlas has accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remains unpaid. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for a period of five years from the date of acquisition.
Book Value per Common Share
Book value per common share was as follows:

($ in ‘000s, except for shares and per share data)	December 31, 2017	December 31, 2016
Shareholders’ equity	$90,645	$127,342
Less: Accumulated dividends on preferred stock	333	333
Common equity	$90,312	$127,009
Participative shares:
Common shares outstanding	12,164,041	12,023,295
Restricted stock units (RSUs)	14,816	22,224
Total common shares	12,178,857	12,045,519
Book value per common share outstanding	$7.42	$10.54
Book value per common share decreased by $3.12 relative to December 31, 2016 as follows: a decrease of $2.35 related to net loss after tax (excluding expenses recovered pursuant to stock purchase agreements), a decrease of $0.87 related to the change in statutory tax rate due to the Tax Act, an increase of $0.05 related to realized investment gains after tax, an increase of $0.02 related to the change in unrealized gains/losses after tax, and a net increase of $0.03 related to share-based compensation impacts. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.

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
On March 9, 2015, American Insurance Acquisition, Inc. (“American Acquisition”), a wholly-owned direct subsidiary of Atlas, entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, included a $30.0 million line of credit (“Draw Amount”), which could have been drawn in increments at any time until December 31, 2016. The $30.0 million line of credit had a five year term and bore interest at one-month LIBOR plus 4.5%. The Loan Agreement also included a $5.0 million revolving line of credit (“Revolver”), which could have been drawn upon until May 7, 2018, that bore interest at one month LIBOR plus 2.75%.
The Loan Agreement also provided for the issuance of letters of credit in an amount up to $2.0 million outstanding at any time. In addition, there was a non-utilization fee for each of the $30.0 million line of credit and $5.0 million revolving line of credit equal to 0.50% per annum of an amount equal to $30.0 million and $5.0 million, respectively, less the daily average of the aggregate principal amount outstanding under such credit lines (plus, in the case of the $30.0 million line of credit, the aggregate amount of the letter of credit obligations outstanding).
The Loan Agreement was terminated in April 2017. Atlas used a portion of the net proceeds of the senior unsecured notes offering, together with cash on hand, for the repayment of all outstanding balances under the Draw Amount and Revolver, $15.5 million and $3.9 million, respectively.
At December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.  In February 2017, American Acquisition filed its statutorily required financial statements for the year ended December 31, 2016, which are used to determine on-going compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening and its effect on American Acquisition’s December 31, 2016 financial statements, American Acquisition was not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017. American Acquisition had a thirty day period to cure this covenant non-compliance, and the Company and American Acquisition agreed with the lender to a modification to the loan covenants to more specifically address the effects of reserve modifications and/or obtaining a waiver with respect to the existing non-compliance.
Interest expense on notes payable was $1.8 million, $1.0 million, and $694,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

For the years ended December 31,	2017	2016	2015
Net cash flows provided by operating activities	$26,472	$170	$8,814
Net cash flows (used in) provided by investing activities	(15,909)	8,412	(40,354)
Net cash flows provided by (used in) financing activities	5,164	(1,048)	17,308
Net increase (decrease) in cash	$15,727	$7,534	$(14,232)
Cash provided by operations during the years ended December 31, 2017, 2016, and 2015 was primarily as a result of net income and increases in unpaid claims liabilities and unearned premium reserves. We receive most premiums in advance of the payment of claims. Our ability to generate positive operating cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash used in investing activities during the year ended December 31, 2017 was due to the net purchases of fixed income and equity securities and the furnishings and improvements for the Company’s new headquarters offset by the net sales of other investments. Cash provided by investing activities during the year ended December 31, 2016 was due to the net sale of invested assets offset by the purchase of a building and land used for the Company’s headquarters. Cash used in investing activities during the year ended December 31, 2015 was due to the net purchase of invested assets and the acquisition of Anchor. For the year ended December 31, 2015, investing activities included $11.0 million in cash used in the Anchor acquisition net of the cash received.
Cash provided by financing activities during the year ended December 31, 2017 resulted from the proceeds of the issuance of the Company’s senior unsecured notes and options exercised partially offset by the repayment of the Revolver and Draw Amount. Cash used in financing activities during the year ended December 31, 2016 resulted from the buyback of preferred shares pursuant to the Gateway stock purchase agreement partially offset by the proceeds from the Revolver and Draw Amount. Cash provided by financing activities during the year ended December 31, 2015 resulted from proceeds from the Revolver and Draw Amount and the exercise of options.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of ordinary voting common shares. The repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The Share Repurchase Program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the year ended December 31, 2017, no shares were repurchased under this Share Repurchase Program.
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
Net loss computed under statutory-basis accounting was $9.1 million, $15.2 million, $5.9 million, and $5.1 million for American Country, American Service, Gateway and Global Liberty, respectively, for the year ended December 31, 2017. Net loss for the year ended December 31, 2016 was $1.3 million, $1.2 million, $1.1 million, and $49,000 for American Country, American Service, Gateway and Global Liberty, respectively. The combined statutory capital and surplus of the Insurance Subsidiaries was $87.8 million and $113.9 million as of December 31, 2017 and December 31, 2016, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the years ended December 31, 2017 and 2016.

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
With a weighted average contractual duration of 3.9 years, changes in interest rates will have a modest market value impact on the Atlas fixed income portfolio relative to longer duration portfolios. Atlas can, and typically does, hold bonds to maturity by matching duration with the anticipated liquidity needs.
Atlas’ available-for-sale equity securities are primarily subject to equity price risk. Equity price risk is the risk of loss in the fair value of equity securities due to the adverse changes in equity prices. The available-for-sale equity securities portfolio is approximately 4.3% of Atlas’ total investment portfolio, and any adverse impact from equity price risk would not be material to Atlas’ investment portfolio.
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
Atlas’ available-for-sale fixed income securities held as of December 31, 2017 were $158.0 million. A 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before income taxes by approximately $131,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before income taxes by $163,000. Atlas uses a 1 year time period with a 100 basis point increase and decrease to determine the impact on the fixed income security portfolio.
A 100 basis point increase would have also decreased other comprehensive income by approximately $6.6 million due to “mark-to-market” requirements; however, holding investments to maturity would be expected to mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates. Atlas uses the duration of the portfolio to determine the impact on other comprehensive income from 100 basis point changes in the interest rate.
Atlas has five-year 6.625% senior unsecured notes as of December 31, 2017 with an outstanding balance of $24.0 million. For the sensitivity analysis, an instantaneous 100 basis point increase and decrease are assumed on the market discount rate and the change in net present value from these hypothetical changes in the market discount rate are measured. An instantaneous 100 basis point decrease would increase the fair market value on notes payable by $988,000. Conversely, an instantaneous 100 basis point increase would decrease the fair market value on notes payable by $945,000.

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
Equity price risk
This is the risk of loss due to adverse movements in equity prices. Atlas’ investment in equity securities comprises a small percentage of its total portfolio, and as a result, the exposure to this type of risk is minimal.
Foreign currency risk
Atlas is not currently exposed to material changes in the U.S. dollar currency exchange rates with any other foreign currency.
Liquidity and Cash Flow Risk
Liquidity risk is the risk of having insufficient cash resources to meet current financial obligations without raising funds at unfavorable rates or selling assets on a forced basis. Liquidity risk arises from general business activities and in the course of managing the assets and liabilities of Atlas. There is the risk of loss to the extent that the sale of a security prior to its maturity is required to provide liquidity to satisfy policyholder and other cash outflows. Cash flow risk arises from risk that future inflation of policyholder cash flow exceeds returns on long-term investment securities. The purpose of liquidity and cash flow management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity and cash flow requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for claims and claims adjustment expense payments and operating expenses. The timing and amount of catastrophe and/or single large loss claims are inherently unpredictable and may create increased liquidity requirements. We purchase reinsurance coverage in an effort to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophe and/or single large loss claims. The availability, amount and cost of the reinsurance depend on market conditions and may fluctuate significantly.
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
Schaumburg, Illinois
Opinion on Internal Control over Financial Reporting
We have audited Atlas Financial Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial position of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index, and our report dated April 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Grand Rapids, MI

April 2, 2018

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Grand Rapids, MI

April 2, 2018

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	December 31, 2017	December 31, 2016
Assets
Investments, available for sale
Fixed income securities, at fair value (amortized cost $158,411 and $157,451)	$157,984	$156,487
Equity securities, at fair value (cost $7,969 and $5,598)	8,446	6,223
Other investments	31,438	32,181
Total Investments	197,868	194,891
Cash and cash equivalents	45,615	29,888
Accrued investment income	1,248	1,228
Premiums receivable (net of allowance of $3,418 and $2,366)	79,664	77,386
Reinsurance recoverables on amounts paid	7,982	7,786
Reinsurance recoverables on amounts unpaid	53,402	35,370
Prepaid reinsurance premiums	12,878	13,372
Deferred policy acquisition costs	14,797	13,222
Deferred tax asset, net	16,985	18,498
Goodwill	2,726	2,726
Intangible assets, net	4,145	4,535
Property and equipment, net	24,439	11,770
Other assets	20,754	12,905
Total Assets	$482,503	$423,577

Liabilities
Claims liabilities	$211,648	$139,004
Unearned premium reserves	128,043	113,171
Due to reinsurers	8,411	8,369
Notes payable, net	24,031	19,187
Other liabilities and accrued expenses	19,725	16,504
Total Liabilities	$391,858	$296,235
Commitments and contingencies (see Note 8)
Shareholders’ Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: December 31, 2017 - 12,164,041 and December 31, 2016 - 11,895,104	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2017 - 0 and December 31, 2016 - 128,191	—	—
Additional paid-in capital	201,105	199,244
Retained deficit	(110,535)	(71,718)
Accumulated other comprehensive income (loss), net of tax	39	(220)
Total Shareholders' Equity	$90,645	$127,342
Total Liabilities and Shareholders' Equity	$482,503	$423,577
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
($ in ‘000s, except for share and per share data)

Consolidated Statements of Income (Loss)	Year Ended December 31,
	2017	2016	2015
Net premiums earned	$215,771	$171,058	$152,064
Net investment income	4,897	4,824	3,976
Net realized gains	872	1,230	455
Other income	435	467	356
Total revenue	221,975	177,579	156,851
Net claims incurred	203,873	134,746	89,994
Acquisition costs	27,885	18,803	18,592
Other underwriting expenses	32,140	28,399	23,269
Amortization of intangible assets	390	390	315
Interest expense	1,840	1,026	694
Expenses (recovered) incurred pursuant to stock purchase agreements	—	(6,297)	942
Expenses incurred related to acquisition of subsidiaries	—	—	999
Total expenses	266,128	177,067	134,805
(Loss) income from operations before income taxes	(44,153)	512	22,046
Income tax (benefit) expense	(5,343)	(2,134)	7,616
Net (loss) income	(38,810)	2,646	14,430
Less: Preferred share dividends	—	281	276
Net (loss) income attributable to common shareholders	$(38,810)	$2,365	$14,154

Basic weighted average common shares outstanding	12,064,880	12,045,519	11,975,579
(Loss) earnings per common share basic	$(3.22)	$0.20	$1.18
Diluted weighted average common shares outstanding	12,064,880	12,222,883	12,735,679
(Loss) earnings per common share diluted	$(3.22)	$0.19	$1.13

Consolidated Statements of Comprehensive Income (Loss)

Net (loss) income	$(38,810)	$2,646	$14,430

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	437	855	(1,912)
Reclassification to net (loss) income	(49)	394	203
Effect of income taxes	(136)	(437)	597
Other comprehensive income (loss)	252	812	(1,112)
Total comprehensive (loss) income	$(38,558)	$3,458	$13,318
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance December 31, 2014 [r]	$34	$—	$196,079	$(88,794)	$80	$107,399
Net income	—	—	—	14,430	—	14,430
Other comprehensive loss	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	145	—	—	145
Share-based compensation	2	—	1,817	—	—	1,819
Balance December 31, 2015 [r]	$36	$—	$198,041	$(74,364)	$(1,032)	$122,681
Net income	—	—	—	2,646	—	2,646
Preferred dividends paid	—	—	(409)	—	—	(409)
Other comprehensive income	—	—	—	—	812	812
Share-based compensation	—	—	1,612	—	—	1,612
Balance December 31, 2016	$36	$—	$199,244	$(71,718)	$(220)	$127,342
ASU 2018-02, reclassification of certain tax effects	—	—	—	(7)	7	—
Net loss	—	—	—	(38,810)	—	(38,810)
Other comprehensive income	—	—	—	—	252	252
Options exercised	—	—	655	—	—	655
Share-based compensation	—	—	1,176	—	—	1,176
Other	—	—	30	—	—	30
Balance December 31, 2017	$36	$—	$201,105	$(110,535)	$39	$90,645
r - Prior to the year ended December 31, 2017, the Company presented preferred shares issued as contingent consideration within the permanent equity section of the Consolidated Statements of Financial Position. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480 - Distinguishing Liabilities from Equity, contingent consideration issued as preferred shares wherein the number of shares to be issued is variable should be classified outside of permanent equity and reflected as mezzanine equity on the Consolidated Statements of Financial Position.
For the year ended December 31, 2017, the Company has restated the Consolidated Statements of Shareholders’ Equity to remove the preferred shares and related activity as previously stated for the periods as of January 1, 2015 and for the years ended December 31, 2015 and 2016. Although this impacted total equity for 2015, it had no impact on total equity as of December 31, 2016 due to the redemption and clawback of preferred shares previously issued. In addition, this change did not impact the Consolidated Statements of Financial Position, Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), earnings per common share or the Consolidated Statements of Cash Flows. The Company has evaluated the effect of the incorrect presentation in the prior period, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor did it require amendment of, any previously filed annual or quarterly consolidated financial statements. See Note 20, ‘Change in Accounting Principle and Error Corrections’ for additional information regarding the preferred shares restatement.
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net (loss) income	$(38,810)	$2,646	$14,430
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	1,372	1,000	966
Share-based compensation expense	1,176	1,612	1,819
Amortization of deferred gain on sale of headquarters building	(17)	(43)	(43)
Amortization of intangible assets	390	390	315
Deferred income taxes	1,376	452	(174)
Net realized gains	(872)	(1,230)	(455)
Gain in equity of investees	(810)	(1,271)	(1,238)
Amortization of bond premiums and discounts	961	1,217	1,525
Amortization of financing costs	365	67	56
Expenses (recovered) incurred pursuant to stock purchase agreements	—	(6,623)	941
Net changes in operating assets and liabilities:
Accrued investment income	(20)	(192)	(13)
Premiums receivable, net	(2,278)	5,143	(35,144)
Due from reinsurers and prepaid reinsurance premiums	(17,735)	(6,440)	(7,931)
Deferred policy acquisition costs	(1,575)	(2,987)	(240)
Other assets	(7,847)	(6,210)	8,956
Claims liabilities	72,644	11,993	(6,150)
Unearned premium reserves	14,872	4,969	26,276
Due to reinsurers	42	(2,412)	3,542
Other liabilities and accrued expenses	3,238	(1,911)	1,376
Net cash flows provided by operating activities	26,472	170	8,814

Investing activities:
Purchase of subsidiary (net of cash acquired)	—	—	(10,956)
Purchases of:
Fixed income securities	(48,529)	(58,061)	(78,921)
Equity securities	(7,900)	(2,000)	(3,340)
Other investments	(3,615)	(11,404)	(7,332)
Property, equipment and other	(14,055)	(10,181)	(713)
Proceeds from sale and maturity of:
Fixed income securities	46,853	86,013	59,395
Equity securities	6,161	615	1,402
Other investments	5,174	3,430	—
Property, equipment and other	2	—	—
Assets held for sale	—	—	111
Net cash flows (used in) provided by investing activities	(15,909)	8,412	(40,354)

Financing activities:
Preferred share buyback	—	(2,539)	—
Capital contributions	30	—	—
Proceeds from notes payable, net of issuance costs	23,879	2,000	17,663
Repayment of notes payable	(19,400)	(100)	(500)
Preferred dividends paid	—	(409)	—
Options exercised	655	—	145
Net cash flows provided by (used in) financing activities	5,164	(1,048)	17,308

Net change in cash and cash equivalents	15,727	7,534	(14,232)

Cash and cash equivalents, beginning of period	29,888	22,354	36,586
Cash and cash equivalents, end of period	$45,615	$29,888	$22,354

Supplemental disclosure of cash information:	Year Ended December 31,
	2017	2016	2015
Cash paid for:
Income taxes	$744	$7,015	$8,636
Interest	1,338	885	567

Supplemental disclosure of noncash investing and financing activities:
Issuance of preferred shares related to purchase of subsidiary	$—	$—	$4,000
Issuance of preferred shares pursuant to Gateway stock purchase agreement	—	—	941
Redemption of preferred shares related to Gateway stock purchase agreement	—	(2,297)	—
Cancellation of preferred shares pursuant to Anchor stock purchase agreement	—	(4,000)	—
See accompanying Notes to Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas’ business is carried out through its “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”), and as of March 11, 2015, Global Liberty Insurance Company of New York (“Global Liberty”); and other non-insurance company subsidiaries: Anchor Group Management Inc. (“Anchor Management”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”), Plainview Delaware’s wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California” and together with Plainview Delaware, “Plainview”), UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiary, DriveOn Digital IP Inc. (“DOIP” and together with UBI Holdings, “UBI”).
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
Summary of Significant Accounting Policies
Principles of consolidation - The consolidated financial statements include the accounts of Atlas and the entities it controls. Subsidiaries are entities over which Atlas, directly or indirectly, has the power to govern the financial and operating policies in order to obtain the benefits from their activities, generally accompanying an equity shareholding of more than one half of the voting rights. Subsidiaries are fully consolidated from the date on which control is transferred to Atlas and would be de-consolidated from the date that control ceases. The operating results of subsidiaries acquired or disposed of during the year will be included in the consolidated statements of income (loss) and comprehensive income (loss) from the effective date of acquisition and up to the effective date of disposal, as appropriate. All significant intercompany transactions and balances are eliminated in consolidation. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Atlas.

The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are included in consolidated financial statements:
American Insurance Acquisition Inc. (Delaware)
American Country Insurance Company (Illinois)
American Service Insurance Company, Inc. (Illinois)
Camelot Services, Inc. (Missouri) - merged into American Insurance Acquisition Inc. during 2014
Gateway Insurance Company (Missouri)
Anchor Holdings Group, Inc. (New York)
Global Liberty Insurance Company of New York (New York)
Plainview Premium Finance Company, Inc. (Delaware)
Plainview Premium Finance Company of California, Inc. (California)
Anchor Group Management Inc. (New York)
UBI Holdings Inc. (Delaware)
DriveOn Digital IP Inc. (Delaware)
Prior to the year ended December 31, 2017, the Company presented preferred shares issued as contingent consideration within the permanent equity section of the Consolidated Statements of Financial Position. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480 - Distinguishing Liabilities from Equity, contingent consideration issued as preferred shares wherein the number of shares to be issued is variable should be classified outside of permanent equity and reflected as mezzanine equity on the Consolidated Statements of Financial Position.
For the year ended December 31, 2017, the Company has restated the Consolidated Statements of Shareholders’ Equity to remove the preferred shares and related activity as previously stated for the periods as of January 1, 2015 and for the years ended December 31, 2015 and 2016. Although this impacted total equity for 2015, it had no impact on total equity as of December 31, 2016 due to the redemption and clawback of preferred shares previously issued. In addition, this change did not impact the Consolidated Statements of Financial Position, Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), earnings per common share or the Consolidated Statements of Cash Flows. The Company has evaluated the effect of the incorrect presentation in the prior period, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor did it require amendment of, any previously filed annual or quarterly consolidated financial statements. See Note 20, ‘Change in Accounting Principle and Error Corrections’ for additional information regarding the preferred shares restatement.
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
Financial instruments - Financial instruments are recognized and unrecognized using trade date accounting, since that is the date Atlas contractually commits to the purchase or sale with the counterparty.
Effective interest method - For securities other than mortgage backed and asset backed, Atlas utilizes the effective interest method to calculate the amortized cost of the financial asset and to amortize the premium or accrete the discount over the remaining life. The effective interest rate is the rate that discounts the estimated future cash flows through the expected life of the financial instrument. Mortgage backed and asset backed securities are valued using the retrospective adjustment method, which uses the effective interest method and includes anticipated prepayments. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of available-for-sale securities are based on the net proceeds and the adjusted cost of the securities sold using the specific identification method.
Cash and cash equivalents - Cash and cash equivalents include cash and highly liquid securities with original maturities of 90 days or less.

Available for sale - Investments in fixed income and equity securities are classified as available for sale. Securities are classified as available for sale when Atlas may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
Impairment of financial assets - Atlas assesses, on a quarterly basis, whether there is evidence that a financial asset or group of financial assets is impaired. An investment is considered impaired when the fair value of the investment is less than its cost or amortized cost. When an investment is impaired, the Company must make a determination as to whether the impairment is other than temporary.
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
Under Accounting Standards Codification (“ASC”), with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the consolidated statements of income (loss). If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the consolidated statements of income (loss) to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income (losses), net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts’ reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a charge to earnings.
Fair values of financial instruments - Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for investments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.

Atlas’ fixed income portfolio is managed by a SEC registered investment advisor specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place, market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2017, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by Atlas’ investment advisor to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values that have stale prices or whose changes exceed certain thresholds as compared to previous values received from Atlas’ investment advisor or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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
Atlas evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, Atlas records a specific reserve for bad debt to reduce the related receivable to the amount Atlas reasonably believes is collectible. Atlas also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.
Deferred policy acquisition costs (“DPAC”) - Atlas defers producers’ commissions, premium taxes and other underwriting costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Atlas’ deferred policy acquisition costs are reported net of deferred ceding commissions.
When anticipated claims, claims adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in any of the years ended December 31, 2017, 2016, and 2015.
Income taxes - Income taxes expense (benefit) includes all taxes based on taxable income (loss) of Atlas and its subsidiaries, and are recognized in the statements of income and comprehensive income except to the extent that they relate to items recognized directly in other comprehensive income, in which case the income tax effect is also recognized in other comprehensive income.
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

When considering the extent of the valuation allowance on Atlas’ deferred tax asset, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. However, the strength and trend of earnings, as well as other relevant factors are considered.
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
Goodwill – Atlas recognized goodwill as part of the acquisition of Anchor Holdings Group, Inc. The amounts recognized represent the cost of the acquisition above the fair value of the net assets acquired. Atlas reviews goodwill at least annually for impairment. Atlas concluded that there was no goodwill impairment in any of the years ended December 31, 2017, 2016, and 2015.
Intangible assets – Atlas recognized intangible assets as part of the acquisitions of Gateway and Anchor Holdings Group, Inc. The intangible assets are classified as either indefinite-lived or definite-lived depending on whether the useful lives can be identified. Atlas indefinite-lived intangible assets consist of state insurance licenses, and these intangible assets are reviewed for impairment at least annually. Atlas concluded that there was no indefinite-lived intangible asset impairment in any of the years ended December 31, 2017, 2016, and 2015. Definite-lived intangible assets are amortized over their useful lives on a straight-line basis except for customer related intangibles, which are on an accelerated basis. Atlas definite-lived intangible assets consist of trade names and trademarks with useful lives of 15 years and customer relationships with useful lives of 10 years.
Business combinations - The value of certain assets and liabilities acquired are subject to adjustment from the initial purchase price allocation as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, the preferred stock issued to the seller, and deferred taxes.
The valuations are finalized within 12 months of the close of the acquisition (not including claims reserve development consideration, if applicable). The changes upon finalization to the initial purchase price allocation and valuation of assets and liabilities may result in an adjustment to identifiable intangible assets and goodwill. Adjustments to the provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. The effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, are recorded in the financial statements and presented separately on the statements of income and comprehensive income in the reporting period in which the adjustment amounts are determined.
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
Revenue recognition - Premium income is recognized on a pro rata basis over the terms of the respective insurance contracts. Unearned premium reserves represent the portion of premiums written that are related to the unexpired terms of the policies in force.
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
Share-based compensation - Atlas has a share-based compensation plan that is described in Note 12, ‘Share-Based Compensation,’ to the Consolidated Financial Statements. Atlas uses the fair-value method of accounting to determine and account for equity settled transactions and to determine stock-based compensation for awards granted to employees and non-employees. For stock-based compensation for awards granted to employees and non-employees that include a performance provision, the Monte-Carlo simulation model is utilized to determine fair value. Stock-based compensation prior to 2015 was valued using the Black-Scholes option pricing model. Compensation expense is recognized over the period that the stock options vest, with a corresponding increase to additional paid in capital.
For option awards with graded vesting, expense is recognized on a straight line basis over the service period for the entire award.
Operating segments - Atlas operates in one business segment, the property and casualty insurance business.
Reclassifications - Certain accounts in the prior years’ consolidated financial statement have been reclassified for comparative purposes to conform to the current year’s presentation.
2. NEW ACCOUNTING STANDARDS
Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the FASB and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2018 have been adopted by the Company.
Recently Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides guidance on the reclassification of stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Companies will have the option to reclassify the effect of the change in the federal corporate tax rate on gross deferred tax items and related valuation allowances for item in AOCI. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. This update can be applied retrospectively or at the beginning of the period of adoption. The Company elected to early adopt and will apply the change at the beginning of the period of adoption within the Consolidated Statements of Financial Position and Consolidated Statements of Shareholders’ Equity. The adoption of this ASU resulted in a increase to AOCI and an decrease in retained earnings of $7,000 for the year ended December 31, 2017 with no net effect on total shareholders’ equity.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The provisions of this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the quantitative analysis. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted after January 1, 2017. Atlas has goodwill associated with one of the insurance subsidiaries and is subject to annual goodwill impairment testing. Atlas early adopted this ASU beginning with the 2017 goodwill impairment testing. The adoption of this ASU did not have any required prior period adjustments and did not have an impact on the consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The provisions of this update modify the income tax consequences for intra-entity transaction not involving inventory. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the prescribed modified retrospective approach. Although Atlas has a number of fixed income securities that were transferred between companies owned by Atlas, this ASU will not affect the consolidated financial statements, because the transactions are between two U.S. entities that are part of the same consolidated group, the transactions were elected to be deferred for U.S. tax purposes until the items leave the group, which is consistent with the pre-tax GAAP treatment, and the Company already reports as part of its computational approach, the State tax results (which are zero) under the new ASU.  If the sales were between a U.S. company and a foreign affiliate or between non-consolidated U.S. affiliates this would be applicable.  However, the investment sales did not fall under either of these two fact patterns.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas does not currently have any investments with credit losses recorded or other significant credit allowances, therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements upon adoption. Atlas will continue to monitor the investment portfolio and other financial instruments until adoption for any changes.
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company plans on adopting the update on the required effective date. The adoption of this ASU will result in the recognition of $377,000 of net after-tax unrealized gains on equity investments as a cumulative-effect adjustment to increase retained earnings and decrease AOCI.
The FASB issued ASU 2014-09, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. Updates may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized at the date of initial application. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company plans to adopt the update on the required effective date. While these updates to Topic 606 are expected to have a significant impact on many companies, the majority of Atlas’ revenue is derived from transactions that do not fall within the scope of Topic 606, namely insurance contracts, investment income, and lease income. The adoption of these ASUs will not have a material impact on the consolidated financial statements. Atlas will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606.
All other recently issued pronouncements with effective dates after December 31, 2017 are not expected to have a material impact on the consolidated financial statements.
3. ACQUISITIONS
Acquisition of Anchor Holdings Group, Inc. et. al.
On March 11, 2015, Atlas acquired Anchor Holdings Group, Inc., a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty, along with its affiliated entities, Anchor Management, and Plainview (collectively, “Anchor”), from an unaffiliated third party. Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. Atlas’ acquisition of Anchor expands our distribution channel for core commercial automobile lines and provides incremental licensure as well as important infrastructure in the large New York market. Global Liberty also wrote homeowners insurance in the northeast, which was put into runoff, subject to applicable regulatory requirements, prior to the transaction.
Under the terms of the stock purchase agreement, the purchase price was based on the combined U.S. GAAP book value of Anchor as of December 31, 2014. The total purchase price for the combined entities of Anchor was $23.2 million, consisting of a combination of cash and Atlas preferred shares, and was approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share), subject to the future development of Global Liberty’s actual claims reserves for certain lines of business during the five year period after the acquisition. During the fourth quarter of 2016, Atlas canceled all 4,000,000 of the preferred shares pursuant to the terms of the Anchor stock purchase agreement due to the adverse development of Global Liberty’s pre-acquisition claims reserves.
The Anchor acquisition was accounted for using the acquisition method. Atlas began consolidating Anchor on March 11, 2015, therefore their financial results are included in Atlas’ consolidated financial results starting with the three month period ended March 31, 2015. However, the following unaudited pro forma summary presents Atlas’ consolidated financial information for the year ended December 31, 2015 as if Anchor had been acquired on January 1, 2014. These amounts have been calculated after applying the Company’s accounting policies had the acquisition been completed on January 1, 2014. These results were prepared for comparative purposes only and do not purport to be indicative of the results of operations that may have actually resulted had the acquisition occurred on the indicated dates, nor are they indicative of potential future operating results of the Company.

($ in ‘000s, except per share information)	Year Ended
December 31, 2015
Revenue	$162,311
Income from operations before income taxes[1]	23,601
Net income[1]	15,420
Earnings per common share basic [1]	$1.26
Earnings per common share diluted [1]	$1.21
1 - Excludes expenses incurred in the connection with the Anchor acquisition

From the date of acquisition through December 31, 2015, Anchor earned revenue of $27.5 million and net income of $2.4 million.
The acquisition of Anchor resulted in the recognition of intangible assets and goodwill valued at $4.5 million and $2.7 million, respectively. The Company recorded an adjustment to the purchase price allocation and amortization related to the identified intangible assets during the fourth quarter of 2015. Atlas recognized amortization expense of $390,000, $390,000 and $315,000 for the years ended December 31, 2017, 2016 and 2015, respectively, related to intangible assets acquired in the Anchor transaction. Atlas incurred no transaction expenses related to the Anchor acquisition for the years ended December 31, 2017 and 2016, and $999,000 in transaction expenses for the year ended December 31, 2015.
Intangible Assets
The following table presents a summary of definite-lived intangible assets by major asset class as of December 31, 2017 and December 31, 2016:

($ in ‘000s)
As of December 31, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$337	$1,463
Customer relationship	10 years	2,700	758	1,942
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,095	$4,145

As of December 31, 2016	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$217	$1,583
Customer relationship	10 years	2,700	488	2,212
State insurance licenses	Indefinite	740	—	740
		$5,240	$705	$4,535
Estimated future amortization expense for definite-lived intangible assets is $390,000 for each of the next five years.
Acquisition of Gateway Insurance Company
In 2013 we acquired Camelot Services, Inc. (“Camelot Services”), a privately owned insurance holding company, and its sole subsidiary Gateway from an unaffiliated third party. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators.
During the third quarter of 2016, the Company and the former owner of Camelot Services agreed to settle the additional consideration related to future claim development and the utilization of certain tax assets. Atlas redeemed all 2,538,560 of the remaining preferred shares issued as additional consideration and paid all accrued dividends.
The acquisition of Gateway resulted in the recognition of intangible assets, comprised entirely of state insurance licenses valued at $740,000. The state insurance licenses are considered to have an indefinite life and will not be amortized, but will be evaluated for impairment at least annually. Thus, Atlas recognized no amortization expense during the years ended December 31, 2017, 2016, and 2015 related to intangible assets acquired in the Gateway transaction.

4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 are as follows ($ in ‘000s, except share and per share amounts):

Year Ended December 31,	2017	2016	2015
Basic:
(Loss) income from operations before income taxes	$(44,153)	$512	$22,046
Income tax (benefit) expense	(5,343)	(2,134)	7,616
Net (loss) income	$(38,810)	$2,646	$14,430
Less: Preferred share dividends	—	281	276
Net (loss) income attributable to common shareholders	$(38,810)	$2,365	$14,154
Basic weighted average common shares outstanding	12,064,880	12,045,519	11,975,579
(Loss) earnings per common share basic	$(3.22)	$0.20	$1.18

Diluted:
Basic weighted average common shares outstanding	12,064,880	12,045,519	11,975,579
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	177,364	186,656
Dilutive shares upon preferred share conversion	—	—	573,444
Diluted weighted average common shares outstanding	12,064,880	12,222,883	12,735,679
(Loss) earnings per common share diluted	$(3.22)	$0.19	$1.13
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the “if-converted” method).
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares and, for the 2016 and 2015 computation, preferred shares potentially convertible to ordinary voting common shares at the option of the holder at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share related to the Gateway acquisition, all of which were redeemed during the third quarter of 2016, are considered to have been redeemed on the last day of the third quarter of 2016) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.0500 ordinary voting common shares for each preferred share related to the Anchor acquisition, all of which were canceled as of December 31, 2016). Refer to Note 14, ‘Share Capital and Mezzanine Equity,’ to the Consolidated Financial Statements for further discussion regarding the redemption and cancellation of the preferred shares.
The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividends declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. For the year ended December 31, 2017, all exercisable stock options were deemed to be anti-dilutive. For the year ended December 31, 2016, all exercisable stock options were deemed to be dilutive and all of the convertible preferred shares were deemed to be anti-dilutive. The potentially dilutive impact for the convertible preferred stock excluded from the calculation due to anti-dilution is 441,357 common shares for the year ended December 31, 2016. For the year ended December 31, 2015, all of the convertible preferred shares and all exercisable stock options were deemed to be dilutive.

5. INVESTMENTS
The cost or amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities and equities are as follows as of ($ in ‘000s):

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$21,488	$—	$(302)	$21,186
States, municipalities and political subdivisions	13,265	78	(100)	13,243
Corporate
Banking/financial services	21,246	189	(53)	21,382
Consumer goods	9,674	70	(65)	9,679
Capital goods	7,822	181	(11)	7,992
Energy	7,460	81	(26)	7,515
Telecommunications/utilities	11,179	109	(73)	11,215
Health care	1,112	1	(54)	1,059
Total Corporate	58,493	631	(282)	58,842
Mortgage Backed
Mortgage backed - agency	30,920	57	(364)	30,613
Mortgage backed - commercial	22,689	153	(255)	22,587
Total Mortgage Backed	53,609	210	(619)	53,200
Other asset backed	11,556	8	(51)	11,513
Total Fixed Income Securities	$158,411	$927	$(1,354)	$157,984
Equities	7,969	503	(26)	8,446
Totals	$166,380	$1,430	$(1,380)	$166,430

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,716	$15	$(257)	$22,474
States, municipalities and political subdivisions	10,647	25	(202)	10,470
Corporate
Banking/financial services	22,890	105	(143)	22,852
Consumer goods	8,637	45	(89)	8,593
Capital goods	7,807	109	(43)	7,873
Energy	3,689	88	(42)	3,735
Telecommunications/utilities	7,746	22	(151)	7,617
Health care	1,376	3	(22)	1,357
Total Corporate	52,145	372	(490)	52,027
Mortgage Backed
Mortgage backed - agency	34,332	98	(416)	34,014
Mortgage backed - commercial	21,277	132	(251)	21,158
Total Mortgage Backed	55,609	230	(667)	55,172
Other asset backed	16,334	39	(29)	16,344
Total Fixed Income Securities	$157,451	$681	$(1,645)	$156,487
Equities	5,598	625	—	6,223
Totals	$163,049	$1,306	$(1,645)	$162,710

The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of December 31,	2017
	Amortized Cost	Fair Value
Due in less than one year	$11,149	$11,141
Due in one through five years	33,941	33,857
Due after five through ten years	41,542	41,538
Due after ten years	6,614	6,735
Total contractual maturity	93,246	93,271
Total mortgage and asset backed	65,165	64,713
Total	$158,411	$157,984
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
There were no other-than-temporary impairments recorded for the years ended December 31, 2017, 2016, and 2015 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company’s investments in fixed income securities and equities is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$11,179	$(110)	$10,007	$(192)	$21,186	$(302)
States, municipalities and political subdivisions	5,355	(36)	2,818	(64)	8,173	(100)
Corporate
Banking/financial services	6,021	(26)	1,931	(27)	7,952	(53)
Consumer goods	5,835	(47)	710	(18)	6,545	(65)
Capital goods	2,611	(10)	101	(1)	2,712	(11)
Energy	3,368	(26)	—	—	3,368	(26)
Telecommunications/utilities	4,488	(23)	938	(50)	5,426	(73)
Health care	607	(7)	322	(47)	929	(54)
Total Corporate	22,930	(139)	4,002	(143)	26,932	(282)
Mortgage Backed
Mortgage backed - agency	13,203	(136)	9,786	(228)	22,989	(364)
Mortgage backed - commercial	10,360	(53)	6,553	(202)	16,913	(255)
Total Mortgage Backed	23,563	(189)	16,339	(430)	39,902	(619)
Other asset backed	9,817	(44)	1,087	(7)	10,904	(51)
Total Fixed Income Securities	$72,844	$(518)	$34,253	$(836)	$107,097	$(1,354)
Equities	1,007	(26)	—	—	1,007	(26)
Totals	$73,851	$(544)	$34,253	$(836)	$108,104	$(1,380)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$16,187	$(257)	$—	$—	$16,187	$(257)
States, municipalities and political subdivisions	7,604	(202)	—	—	7,604	(202)
Corporate
Banking/financial services	12,429	(143)	132	—	12,561	(143)
Consumer goods	5,453	(83)	222	(6)	5,675	(89)
Capital goods	3,224	(37)	100	(6)	3,324	(43)
Energy	229	(1)	959	(41)	1,188	(42)
Telecommunications/utilities	2,620	(73)	962	(78)	3,582	(151)
Health care	476	(22)	—	—	476	(22)
Total Corporate	24,431	(359)	2,375	(131)	26,806	(490)
Mortgage Backed
Mortgage backed - agency	21,818	(372)	2,092	(44)	23,910	(416)
Mortgage backed - commercial	10,235	(205)	2,053	(46)	12,288	(251)
Total Mortgage Backed	32,053	(577)	4,145	(90)	36,198	(667)
Other asset backed	977	(2)	4,118	(27)	5,095	(29)
Total Fixed Income Securities	$81,252	$(1,397)	$10,638	$(248)	$91,890	$(1,645)

As of December 31, 2017, we held 346 and 2 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 103 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2016, we held 316 individual fixed income securities that were in an unrealized loss position, of which 39 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the years ended December 31, 2017 and 2016, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the years ended December 31, 2017, 2016, and 2015 ($ in ‘000s):

Year Ended December 31,	2017	2016	2015
Total investment income
Interest income	$3,834	$3,747	$3,371
Dividends	—	—	43
Income from other investments	1,911	1,942	1,344
Investment expenses	(848)	(865)	(782)
Net investment income	$4,897	$4,824	$3,976
The following table presents the aggregate proceeds, gross realized investment gains and gross realized investment losses from sales and calls of fixed income securities and equities for the years ended December 31, 2017, 2016, and 2015 ($ in ‘000s):

Year Ended December 31,	2017	2016	2015
Fixed income securities[1]:
Proceeds from sales and calls	$24,274	$59,161	$32,089
Gross realized investment gains	300	1,296	686
Gross realized investment losses	(55)	(131)	(199)
Equities:
Proceeds from sales	6,161	662	1,402
Gross realized investment gains	635	65	69
Gross realized investment losses	(2)	—	(81)
Total:
Proceeds from sales and calls	$30,435	$59,823	$33,491
Gross realized investment gains	935	1,361	755
Gross realized investment losses	(57)	(131)	(280)
1 - The proceeds from sales and calls, gross realized investment gains and gross realized investment losses on fixed income securities for the years ended December 31, 2016 and 2015 were restated to include both voluntary and involuntary calls.
The following table summarizes the components of net realized gains (losses) for the years ended December 31, 2017, 2016, and 2015 ($ in ‘000s):

Year Ended December 31,	2017	2016	2015
Fixed income securities	$245	$1,165	$487
Equities	633	65	(12)
Other	(6)	—	(20)
Net realized gains	$872	$1,230	$455
Other Investments:
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of December 31, 2017, the carrying values of these other investments were approximately $31.4 million versus approximately $32.2 million as of December 31, 2016. The carrying values of the equity method limited partnerships were $25.3 million and $24.9 million as of December 31, 2017 and December 31, 2016, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying value of the collateral loans was $6.2 million and $7.2 million as of December 31, 2017 and December 31, 2016, respectively.

Net realized investment gains were $6,000 for the year ended December 31, 2017 and resulted from the sale of one equity method investment. There were no net realized investment gains or losses for the years ended December 31, 2016 and 2015.
The following table summarizes investments in equity method investments by investment type as of December 31, 2017 and December 31, 2016 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
As of December 31,	2017	2017	2016
Real estate[1]	$2,842	$10,660	$10,797
Insurance linked securities	—	9,073	9,178
Activist hedge funds	—	4,367	4,336
Venture capital[1]	4,150	853	623
Other joint venture	—	325	—
Total Equity Method Investments	$6,992	$25,278	$24,934
1 - We recategorized the carrying value of one limited partnership that was valued at $283,000 as of December 31, 2016 from ‘Venture capital’ to ‘Real estate’ based on its operations.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of December 31, 2017 and as of December 31, 2016, the Company had no valuation allowances established for impaired loans.
Collateral pledged:
As of December 31, 2017 and 2016, bonds, cash and cash equivalents with a fair value of $15.0 million and $15.1 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of December 31, 2017 and 2016, the amounts of such pledged securities were $12.2 million and $5.6 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
The following table summarizes Atlas’ investments at fair value as of December 31, 2017 and December 31, 2016 ($ in ‘000s):

December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$21,186	$—	$—	$21,186
States, municipalities and political subdivisions	—	13,243	—	13,243
Corporate
Banking/financial services	—	21,382	—	21,382
Consumer goods	—	9,679	—	9,679
Capital goods	—	7,992	—	7,992
Energy	—	7,515	—	7,515
Telecommunications/utilities	—	11,215	—	11,215
Health care	—	1,059	—	1,059
Total Corporate	—	58,842	—	58,842
Mortgage Backed
Mortgage backed - agency	—	30,613	—	30,613
Mortgage backed - commercial	—	22,587	—	22,587
Total Mortgage Backed	—	53,200	—	53,200
Other asset backed	—	11,513	—	11,513
Total Fixed Income Securities	$21,186	$136,798	$—	$157,984
Equities	8,446	—	—	8,446
Totals	$29,632	$136,798	$—	$166,430

December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$22,474	$—	$—	$22,474
States, municipalities and political subdivisions	—	10,470	—	10,470
Corporate
Banking/financial services	—	22,852	—	22,852
Consumer goods	—	8,593	—	8,593
Capital goods	—	7,873	—	7,873
Energy	—	3,735	—	3,735
Telecommunications/utilities	—	7,617	—	7,617
Health care	—	1,357	—	1,357
Total Corporate	—	52,027	—	52,027
Mortgage Backed
Mortgage backed - agency	—	34,014	—	34,014
Mortgage backed - commercial	—	21,158	—	21,158
Total Mortgage Backed	—	55,172	—	55,172
Other asset backed	—	16,344	—	16,344
Total Fixed Income Securities	$22,474	$134,013	$—	$156,487
Equities	6,223	—	—	6,223
Totals	$28,697	$134,013	$—	$162,710
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of December 31, 2017. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of December 31, 2017 and December 31, 2016. There were no transfers in or out of Level 2 or Level 3 during the years ended December 31, 2017 and 2016.
7. INCOME TAXES
On December 22, 2017, the Tax Act was signed into law.  Among other things, beginning with the 2018 tax year, the Tax Act reduced the Company’s corporate federal tax rate from a marginal rate of 35% to a flat 21%, eliminated the corporate Alternative Minimum Tax (“AMT”), changed reserving and other aspects of the computation of taxable income for insurance companies, and modified the net operating loss carryback and carryforward provisions for all entities in the group except for those subject to tax as property and casualty companies. The modified net operating loss provisions no longer allow a carryback to prior years to recover past taxes, but now allow an indefinite carryforward period subject to a yearly utilization limit. As discussed above, any net operating losses with respect to the insurance entities taxed as property and casualty companies retain the current net operating loss carryback and carryover provisions, which are two years carryback and 20 years carryforward. As of December 31, 2016, the Company measured its deferred tax items at the enacted rate in effect of 35%. Due to the Tax Act’s enactment, the Company’s deferred tax assets and liabilities as of December 31, 2017 have been re-measured at the new enacted tax rate of 21%.  For the year ended December 31, 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset a result of this re-measurement.

Atlas’ effective tax rate was 12.1%, (416.8)%, and 34.5% for the years ended December 31, 2017, 2016, and 2015, respectively. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

Year Ended December 31,	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(15,453)	35.0%	$179	35.0%	$7,716	35.0%
Nondeductible expenses	51	(0.1)%	24	4.7%	124	0.6%
Tax-exempt income	(23)	0.1%	(39)	(7.6)%	(89)	(0.4)%
State tax (net of federal benefit)	(2)	—%	28	5.5%	118	0.5%
Stock compensation	(445)	1.0%	—	—%	—	—%
Nondeductible acquisition accounting adjustment	—	—%	(2,204)	(430.5)%	329	1.5%
Change in statutory tax rate	10,542	(23.9)%	—	—%	(471)	(2.1)%
Other	(13)	—%	(122)	(23.9)%	(111)	(0.6)%
Provision for income taxes for continuing operations	$(5,343)	12.1%	$(2,134)	(416.8)%	$7,616	34.5%
Income tax (benefit) expense consists of the following for the years ended December 31, 2017, 2016, and 2015 ($ in ‘000s):

Year Ended December 31,	2017	2016	2015
Current tax (benefit) expense	$(6,719)	$(2,586)	$7,790
Deferred tax expense (benefit)	1,376	452	(174)
Total	$(5,343)	$(2,134)	$7,616
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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $13.3 million as of December 31, 2017.

The components of net deferred income tax assets and liabilities as of December 31, 2017 and December 31, 2016 are as follows ($ in ‘000s):

	December 31, 2017	December 31, 2016
Gross deferred tax assets:
Losses carried forward	$13,313	$14,535
Claims liabilities and unearned premium reserves	6,171	8,546
Tax credits	1,172	662
Commissions	623	1,269
Stock compensation	602	1,157
Other	1,094	1,027
Total gross deferred tax assets	22,975	27,196

Gross deferred tax liabilities:
Deferred policy acquisition costs	3,107	4,628
Investments	213	475
Fixed assets	847	559
Intangible assets	715	1,328
Other	1,108	1,708
Total gross deferred tax liabilities	5,990	8,698
Net deferred tax assets	$16,985	$18,498
Amounts and expiration dates of the operating loss carryforwards as of December 31, 2017 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	21,864
Total		$63,394
NOLs and other carryforwards generated in 2015 and 2017 are not limited by IRC Section 382.
Atlas has not established a valuation allowance for its gross future deferred tax assets as of December 31, 2017 or as of December 31, 2016. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. However, there can be no guarantee that a valuation allowance will not be required in the future.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2017, 2016, and 2015. The Internal Revenue Service (“IRS”) completed its audit of tax year 2012 during the three month period ended March 31, 2016. No changes to tax year 2012 were made to our reported tax. Tax years 2014 and years thereafter are subject to examination by the IRS.

8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of the former headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the initial five year lease term, which ended in May 2017. The deferred gain was completely recognized at the end of the second quarter. Atlas recognized $17,000 as an offset to rent expense for the year ended December 31, 2017 and $43,000 for each of the years ended December 31, 2016 and 2015. Total rental expense recognized on the former headquarters building was $740,000, $743,000 and $704,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year ($ in ‘000s):

Year	2018	2019	2020	2021	2022	2023 & Beyond	Total
Amount	$1,053	$1,066	$1,056	$937	$157	$—	$4,269
The Company has entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters, which the Company moved into on October 27, 2017. As of December 31, 2017, the remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are $1.2 million.
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of December 31, 2017, the unfunded commitments are $7.0 million.
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
In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities. Atlas’ proportionate share of these various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities is not expected to be material.

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of December 31, 2017 and December 31, 2016 (excluding assets held for sale) ($ in ‘000s):

As of December 31,	2017	2016
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	7,900	139
Leasehold improvements	140	527
Internal use software	9,567	8,078
Computer equipment	1,465	2,464
Furniture and other office equipment	2,582	586
Total	$30,919	$21,059
Accumulated depreciation	(6,480)	(9,289)
Total property and equipment, net	$24,439	$11,770
Depreciation expense and amortization was $1.4 million, $1.0 million, and $966,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
During the year ended December 31, 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet on the second and third floors of the building. An unrelated tenant occupies the remaining office space on the first floor of the building. Rental income related to this lease agreement for the years ended December 31, 2017 and 2016, was $415,000 and $69,000, respectively. Depreciation expense related to the building and its improvements was $171,000 for the year ended December 31, 2017. There was no depreciation expense related to the building and its improvements recorded for the year ended December 31, 2016.
Net realized losses on the disposal and sales of equipment were $12,000 for the year ended December 31, 2017. There were no realized gains or losses on the disposal of property or equipment for the year ended December 31, 2016. For the year ended December 31, 2015, the Company sold property in Alabama and recognized a loss of $20,000.
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
Atlas monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Letters of credit are maintained for any unauthorized reinsurer to cover ceded unearned premium reserves, ceded claims and claims adjustment expense reserve balances and ceded paid claims. These policies mitigate the risk of credit quality or dispute from becoming a danger to financial strength. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables.

Premiums written, premiums earned and amounts related to reinsurance as of and for the years ended December 31, 2017, 2016, and 2015 are as follows ($ in ‘000s):

	2017	2016	2015
Direct premiums written	$261,276	$221,723	$208,570
Assumed premiums written	14,685	3,372	716
Ceded premiums written	(44,825)	(45,028)	(39,609)
Net premiums written	$231,136	$180,067	$169,677

Direct premiums earned	$251,293	$217,053	$182,376
Assumed premiums earned	9,796	3,074	634
Ceded premiums earned	(45,318)	(49,069)	(30,946)
Net premiums earned	$215,771	$171,058	$152,064

Ceded claims and claims adjustment expenses	46,643	32,496	19,113
Ceding commissions	11,304	12,065	7,798

Reinsurance recoverables on unpaid claims and claims adjustment expenses	53,402	35,370	29,399
Prepaid reinsurance premiums	12,878	13,372	17,412
Reinsurance recoverables on paid claims and claims adjustment expenses	7,982	7,786	3,277

11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the years ended December 31, 2017, 2016, and 2015 were as follows ($ in ‘000s):

As of the year ended December 31,	2017	2016	2015
Unpaid claims and claims adjustment expenses, beginning of period	$139,004	$127,011	$102,430
Less: reinsurance recoverable	35,370	29,399	18,421
Net unpaid claims and claims adjustment expenses, beginning of period	103,634	97,612	84,009

Net reserves acquired	—	—	19,396

Change in retroactive reinsurance ceded	1,361	107	2,037

Incurred related to:
Current year	128,476	102,133	89,828
Prior years	75,397	32,613	166
	203,873	134,746	89,994
Paid related to:
Current year	50,626	39,652	32,402
Prior years	99,996	89,179	65,422
	150,622	128,831	97,824

Net unpaid claims and claims adjustment expenses, end of period	158,246	103,634	97,612
Add: reinsurance recoverable	53,402	35,370	29,399
Unpaid claims and claims adjustment expenses, end of period	$211,648	$139,004	$127,011
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

Atlas experienced $75.4 million in unfavorable prior accident year development for the year ended December 31, 2017 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Atlas previously identified that claim expenses in Michigan were significantly outpacing other states and took a significant charge. Although exposure in Michigan was reduced to approximately 1.4% of the Company’s insured vehicles inforce by year end 2017, payments for claims in this state continued to be disproportionate to historic premiums earned. In addition, the remaining liability for non-New York Global Liberty business written prior to 2016 is expected to settle for greater amounts than previously expected. Overall, the actuarially determined liability for remaining claims related to accident year 2015 and prior in general, across all jurisdictions, was indicated to be higher than carried reserves.
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
Atlas experienced $166,000 in unfavorable prior accident year development during the year ended December 31, 2015 as reflected as incurred related to prior years in the table above. Prior accident year unfavorable development on non-core lines and assigned risk pools was $870,000 for the year ended December 31, 2015. The unfavorable development on non-core lines and assigned risk pools was offset by favorable prior accident year development of $475,000 and $230,000 on our core lines and pre-acquisition Global Liberty claims reserves, respectively. This favorable development on our core lines was attributable to our traditional taxi and excess taxi products.
Short-duration insurance contracts
For purposes of this discussion, Atlas will disaggregate data based on the type of coverage into commercial automobile liability, including personal injury protection, and all other lines. Commercial automobile liability is the main line of business that Atlas operates. All other lines includes commercial automobile physical damage, taxi workers’ compensation, other liability and Atlas’ short duration lines that are currently in run-off. Amounts related to the Gateway and Global Liberty acquisitions have been included retrospectively for all years presented in the tables below.
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

The following is information about incurred and paid claims and claims adjustment expenses development for the year ended December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2008 to 2015, is presented as unaudited supplementary information.
Commercial Automobile Liability

Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in ‘000s, except cumulative number of reported claims)
	For the Years Ended December 31,										As of the year ended December 31, 2017
Accident Year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017	Incurred but Not Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
2008	$29,391	$29,434	$29,225	$29,543	$27,922	$28,015	$27,474	$28,005	$28,496	$28,789	$31	15,764
2009		37,394	40,309	43,889	43,604	42,909	42,326	42,987	43,728	43,902	61	13,238
2010			35,877	34,677	35,711	37,026	37,205	38,002	38,841	39,246	122	8,575
2011				31,044	38,822	34,887	34,720	35,136	36,080	36,472	149	7,833
2012					35,948	37,839	38,972	40,429	44,627	46,755	804	9,376
2013						48,449	48,636	53,656	64,687	73,749	3,446	11,725
2014							61,145	53,005	69,555	92,245	8,432	14,659
2015								69,060	67,184	96,521	14,255	19,021
2016									80,824	87,516	20,274	19,373
2017										101,983	46,580	18,516
Total									Total	$647,178

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in ‘000s)
	For the Years Ended December 31,
Accident Year	2008 unaudited	2009[1] unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017
2008	$6,201	$(6,438)	$7,256	$16,010	$20,234	$23,282	$25,060	$27,039	$28,136	$28,601
2009		(3,218)	10,711	24,468	31,784	36,385	39,664	42,030	43,287	43,707
2010			10,097	20,483	26,654	31,300	34,831	37,051	38,187	38,930
2011				8,725	18,980	24,978	29,660	33,217	35,324	36,058
2012					8,385	18,230	26,995	35,563	41,587	44,835
2013						10,358	27,198	43,117	59,973	68,612
2014							15,404	38,257	60,486	81,141
2015								18,597	49,556	76,398
2016									21,850	53,812
2017										27,977
Total										$500,071
All outstanding liabilities before 2008, net of reinsurance										200
Liabilities for claims and allocated claims adjustment expenses, net of reinsurance										$147,307

[1] - year 2009 - negative amounts resulted from the termination of reinsurance agreements

Other short-duration lines

Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in ‘000s, except cumulative number of reported claims)
	For the Years Ended December 31,										As of the year ended December 31, 2017
Accident Year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017	Incurred but Not Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
2008	$34,673	$38,502	$36,796	$36,489	$36,580	$36,576	$36,222	$36,254	$36,260	$36,233	$4	47,047
2009		35,688	34,764	34,626	35,453	36,343	36,202	36,736	37,061	37,070	54	27,847
2010			26,884	27,729	24,714	24,922	24,392	24,456	24,477	24,478	4	14,330
2011				20,315	22,176	22,310	21,782	22,122	22,941	22,414	22	10,002
2012					13,054	12,723	13,634	13,854	13,934	14,109	308	3,615
2013						5,897	4,754	4,556	4,687	4,711	90	2,149
2014							6,645	6,849	6,978	7,580	571	2,945
2015								8,320	8,616	9,591	1,148	3,968
2016									9,357	9,960	428	4,686
2017										11,086	775	5,013
Total									Total	$177,232

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in ‘000s)
	For the Years Ended December 31,
Accident Year	2008 unaudited	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017
2008	$21,304	$23,263	$30,657	$33,915	$35,442	$36,112	$36,149	$36,222	$36,224	$36,224
2009		11,296	25,422	30,343	33,186	34,375	35,785	36,164	36,499	36,714
2010			14,182	20,420	22,596	23,812	24,225	24,368	24,414	24,452
2011				11,517	17,419	19,696	20,939	21,600	22,235	22,326
2012					6,446	9,789	11,554	12,782	13,343	13,317
2013						4,195	4,602	4,603	4,612	4,641
2014							6,154	6,677	6,728	6,820
2015								7,886	8,154	8,291
2016									9,413	9,802
2017										10,619
Total										$173,206
All outstanding liabilities before 2008, net of reinsurance										699
Liabilities for claims and allocated claims adjustment expenses, net of reinsurance										$4,725
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

The reconciliation of the net incurred and paid claims and claims adjustment expenses development tables to the liability for claims and claims adjustment expenses in the consolidated statement of financial position as of December 31, 2017 is as follows ($ in ‘000s):

As of December 31,	2017
Net outstanding liabilities:
Commercial automobile liability	$147,307
Other short-duration lines	4,725
Unpaid claims and allocated claims adjustment expenses, net of reinsurance	152,032

Reinsurance recoverable on unpaid claims and claims adjustment expenses:
Commercial automobile liability	51,335
Other short-duration lines	2,067
Total reinsurance recoverable on unpaid claims and claims adjustment expenses	53,402

Unallocated claims adjustment expenses	6,214

Unpaid claims and claims adjustment expenses, gross of reinsurance	$211,648

The following is supplementary information about the average annual percentage payout of incurred claims by age, net of amounts recoverable from reinsurers, for the year ended December 31, 2017 (amounts are unaudited).
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Commercial automobile liability	18.4%	20.0%	25.4%	19.3%	11.4%	7.3%	4.1%	3.9%	2.4%	1.6%
Other short-duration lines	68.7%	15.7%	8.4%	5.3%	2.8%	1.8%	0.4%	0.4%	0.3%	—%
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

Stock options - Stock option activity for the years ended December 31, 2017 and 2016 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	2017		2016
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	187,728	C$6.22	187,728	C$6.22
Granted	—	—	—	—
Exercised	(133,338)	C$6.31	—	—
Outstanding, end of period	54,390	C$6.00	187,728	C$6.22

	2017		2016
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
Information about options outstanding as of December 31, 2017 is as follows:

Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	54,390	54,390
March 6, 2014	March 6, 2024	175,000	175,000
March 12, 2015	March 12, 2025	200,000	—
Total		429,390	229,390
There are 229,390 stock options that are exercisable as of December 31, 2017. The stock option grants outstanding have a weighted average remaining life of 6.26 years and have an intrinsic value of $2.2 million as of December 31, 2017.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see Note 13, ‘Other Employee Benefit Plans’) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the six month period that began on June 18, 2013 and ended on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”).  Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”) which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan. The awards vest in 5 equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year.  For the year ended December 31, 2017, 40,000 shares of each of the restricted stock grants for ordinary voting common shares and the options to acquire ordinary voting common shares vested. For the year ended December 31, 2016, performance targets linked to these awards were not achieved, and therefore no vesting occurred.

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
Restricted shares - The activity for the restricted voting common shares and restricted share units for the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	311,120	$15.92	348,155	$15.53
Granted	—	—	—	—
Vested	(77,040)	15.21	(37,035)	12.20
Non-vested, end of period	234,080	$16.15	311,120	$15.92
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $1.2 million, $1.6 million and $1.8 million in share-based compensation expense, including income tax expense, for the years ended December 31, 2017, 2016, and 2015, respectively. Total unearned share-based compensation expense was $660,000 related to all stock option grants and $1.4 million related to restricted stock grants for ordinary voting common shares and restricted share units as of December 31, 2017. This unearned share-based compensation expense will be amortized over the next 26 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $441,000, $424,000, and $300,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. For the years ended December 31, 2017, 2016, and 2015, Atlas’ costs incurred related to the matching portion of the ESPP were $212,000, $199,000, and $151,000, respectively. Share purchases pursuant to this plan are made in the open market.
14. SHARE CAPITAL AND MEZZANINE EQUITY
Share Capital
The share capital is as follows:

As of December 31,		2017		2016
	Shares Authorized	Shares Issued and Outstanding	Amount ($ in ‘000s)	Shares Issued and Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,164,041	$36	11,895,104	$36
Restricted voting common shares	33,333,334	—	—	128,191	—
Total common shares	300,000,001	12,164,041	$36	12,023,295	$36

During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of December 31, 2017.
There were 14,816 and 22,224 non-vested restricted stock units (“RSUs”) as of December 31, 2017 and December 31, 2016, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the year ended December 31, 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the year ended December 31, 2017, the Company issued 133,338 ordinary voting common shares as a result of the exercise of options. During the year ended December 31, 2016, the Company issued 7,407 ordinary voting common shares as a result of the vesting of RSUs.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases may be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, will be dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During 2017, no shares were repurchased under this Share Repurchase Program.
Mezzanine Equity
Prior to the year ended December 31, 2017, the Company presented preferred shares issued as contingent consideration within the permanent equity section of the Consolidated Statements of Financial Position. In accordance with FASB ASC Topic 480 - Distinguishing Liabilities from Equity, contingent consideration issued as preferred shares wherein the number of shares to be issued is variable should be classified outside of permanent equity and reflected as mezzanine equity on the Consolidated Statements of Financial Position.
For the year ended December 31, 2017, the Company has restated the Consolidated Statements of Shareholders’ Equity to remove the preferred shares and related activity as previously stated for the periods as of January 1, 2015 and for the years ended December 31, 2015 and 2016. Although this impacted total equity for 2015, it had no impact on total equity as of December 31, 2016 due to the redemption and clawback of preferred shares previously issued. In addition, this change did not impact the Consolidated Statements of Financial Position, Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), earnings per common share or the Consolidated Statements of Cash Flows. The Company has evaluated the effect of the incorrect presentation in the prior period, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor did it require amendment of, any previously filed annual or quarterly consolidated financial statements.
During the first quarter of 2015, the Company issued 4,000,000 preferred shares as a portion of the consideration related to the Anchor acquisition and an additional 940,500 preferred shares pursuant to the Gateway stock purchase agreement. During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. As of December 31, 2017 and December 31, 2016, there were no outstanding preferred shares. The preferred shares redeemed and canceled during 2016 and the preferred shares issued during the first quarter of 2015 pursuant to the Gateway stock purchase agreement have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of income and comprehensive income in the period that the contingency is re-estimated. The Anchor cancellation was recorded as a recovery of acquisition expense.
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

On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. As of December 31, 2017 and December 31, 2016, Atlas has accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remains unpaid. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor.
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
Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, typically 12 months. Deferred policy acquisition costs for the years ended December 31, 2017, 2016, and 2015 ($ in ‘000s) were:

Year Ended December 31,	2017	2016	2015
Balance, beginning of period	$13,222	$10,235	$8,166
Acquisition costs deferred	29,460	21,790	20,661
Amortization charged to income	(27,885)	(18,803)	(18,592)
Balance, end of period	$14,797	$13,222	$10,235
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other Investments” on the Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of December 31, 2017 and December 31, 2016 these related-party transactions comprised 8.4% of our investment portfolio.  In these transactions, one or more of the Company’s directors or entities affiliated with such directors may invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors.  The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

($ in ‘000s, except per share data)
	2017
	Q4	Q3	Q2	Q1
Gross premiums written	$54,213	$65,898	$57,354	$98,496
Net premiums earned	57,431	55,865	54,049	48,426
Net (loss) income	(54,297)	5,125	5,510	4,852
Net (loss) income attributable to common shareholders	(54,297)	5,125	5,510	4,852
(Loss) earnings per common share basic	$(4.48)	$0.43	$0.46	$0.40
(Loss) earnings per common share diluted	$(4.48)	$0.42	$0.45	$0.40

($ in ‘000s, except per share data)
	2016
	Q4	Q3	Q2	Q1
Gross premiums written	$51,984	$60,733	$48,353	$64,025
Net premiums earned	44,252	43,251	41,802	41,753
Net (loss) income	(13,561)	6,496	4,900	4,811
Net (loss) income attributable to common shareholders	(13,608)	6,423	4,822	4,728
(Loss) earnings per common share basic	$(1.13)	$0.53	$0.40	$0.39
(Loss) earnings per common share diluted	$(1.13)	$0.51	$0.38	$0.38
18. NOTES PAYABLE
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
On March 9, 2015, American Insurance Acquisition, Inc. (“American Acquisition”), a wholly-owned direct subsidiary of Atlas, entered into a loan and security agreement (“Loan Agreement”) for a $35.0 million loan facility with Fifth Third Bank. On May 7, 2016, American Acquisition entered into a Modification of Loan Documents with Fifth Third Bank to amend its Loan Agreement. The Loan Agreement, as modified, included a $30.0 million line of credit (“Draw Amount”), which could have been drawn in increments at any time until December 31, 2016. The $30.0 million line of credit had a five year term and bore interest at one-month LIBOR plus 4.5%. The Loan Agreement also included a $5.0 million revolving line of credit (“Revolver”), which could have been drawn upon until May 7, 2018, that bore interest at one month LIBOR plus 2.75%.
The Loan Agreement also provided for the issuance of letters of credit in an amount up to $2.0 million outstanding at any time. In addition, there was a non-utilization fee for each of the $30.0 million line of credit and $5.0 million revolving line of credit equal to 0.50% per annum of an amount equal to $30.0 million and $5.0 million, respectively, less the daily average of the aggregate principal amount outstanding under such credit lines (plus, in the case of the $30.0 million line of credit, the aggregate amount of the letter of credit obligations outstanding).
The Loan Agreement was terminated in April 2017. Atlas used a portion of the net proceeds of the senior unsecured notes offering, together with cash on hand, for the repayment of all outstanding balances under the Draw Amount and Revolver, $15.5 million and $3.9 million, respectively.
At December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement.  In February 2017, American Acquisition filed its statutorily required financial statements for the year ended December 31, 2016, which are used to determine on-going compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening and its effect on American Acquisition’s December 31, 2016 financial statements, American Acquisition was not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017. American Acquisition had a thirty day period to cure this covenant non-compliance, and the Company and American Acquisition agreed with the lender to a modification to the loan covenants to more specifically address the effects of reserve modifications and/or obtaining a waiver with respect to the existing non-compliance.
Interest expense on notes payable was $1.8 million, $1.0 million, and $694,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Notes payable outstanding as of December 31, 2017 and 2016 ($ in ‘000s) were:

	December 31, 2017	December 31, 2016
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$—
Revolver	—	3,900
Draw Amount	—	15,500
Total outstanding borrowings	25,000	19,400
Unamortized issuance costs	(969)	(213)
Total notes payable	$24,031	$19,187
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
Net loss computed under statutory-basis accounting was $9.1 million, $15.2 million, $5.9 million, and $5.1 million for American Country, American Service, Gateway and Global Liberty, respectively, for the year ended December 31, 2017. Net loss for the year ended December 31, 2016 was $1.3 million, $1.2 million, $1.1 million, and $49,000 for American Country, American Service, Gateway and Global Liberty, respectively. The combined statutory capital and surplus of the Insurance Subsidiaries was $87.8 million and $113.9 million as of December 31, 2017 and December 31, 2016, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the years ended December 31, 2017 and 2016.
20. CHANGE IN ACCOUNTING PRINCIPLE AND ERROR CORRECTIONS
Change in Accounting Principle
The Company elected to early adopt ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, for the year ended December 31, 2017. This update provides guidance on the reclassification of stranded tax effects in AOCI resulting from the Tax Act. We reclassified the effect of the change in the federal corporate tax rate on gross deferred tax items and related valuation allowances for item in AOCI. The adoption of this ASU resulted in a increase to AOCI and an decrease in retained earnings of $7,000 for the year ended December 31, 2017 with no net effect on total shareholders’ equity.
Error Corrections
Prior to the year ended December 31, 2017, the Company presented preferred shares issued as contingent consideration within the permanent equity section of the Consolidated Statements of Financial Position. In accordance with FASB ASC Topic 480 - Distinguishing Liabilities from Equity, contingent consideration issued as preferred shares wherein the number of shares to be issued is variable should be classified outside of permanent equity and reflected as mezzanine equity on the Consolidated Statements of Financial Position.
For the year ended December 31, 2017, the Company has restated the Consolidated Statements of Shareholders’ Equity to remove the preferred shares and related activity as previously stated for the periods as of January 1, 2015 and for the years ended December 31, 2015 and 2016. Although this impacted total equity for 2015, it had no impact on total equity as of December 31, 2016 due to the redemption and clawback of preferred shares previously issued. In addition, this change did not impact the Consolidated Statements of Financial Position, Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), earnings per common share or the Consolidated Statements of Cash Flows. The Company has evaluated the effect of the incorrect presentation in the prior period, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor did it require amendment of, any previously filed annual or quarterly consolidated financial statements.

The following line items presented in the Consolidated Statements of Shareholders’ Equity were affected by the restatement:

($ in ‘000s)	As Originally Reported	As Adjusted	Effect of Change
Impact on Total Shareholders’ Equity column as of:
December 31, 2014	109,399	107,399	(2,000)
December 31, 2015	129,622	122,681	(6,941)
December 31, 2016	127,342	127,342	—
21. SUBSEQUENT EVENTS
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). In the complaint, the plaintiff asserts claims on behalf of a putative class consisting of purchasers of the Company’s securities between March 13, 2017 and March 2, 2018. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or failing to disclose certain information regarding the adequacy of the Company’s reserves. The complaint seeks, among other remedies, unspecified damages, attorneys’ fees and other costs, equitable and/or injunctive relief, and such other relief as the court may find just and proper. Under applicable provisions of the federal securities laws, motions for appointment as lead plaintiffs must be filed within sixty days after a notice announcing the filing of the Fryman complaint. The Company and the other defendants anticipate that they will file a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. Under the federal securities laws, discovery and other proceedings automatically will be stayed during the pendency of any such motion to dismiss.

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
Based on management’s evaluation as of December 31, 2017, our president and chief executive officer and our vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.
Our management does not expect that the Company’s controls and procedures over financial reporting will prevent all errors and frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a control system’s design must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple mistake or error.
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
The independent registered public accounting firm of BDO USA, LLP, as auditors of the consolidated financial statements of Atlas and its subsidiaries, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The attestation report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting,” and is incorporated herein by reference.
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our proxy statement relating to our 2018 annual general meeting of shareholders (“Proxy Statement”), which information is incorporated by reference in this Annual Report on Form 10-K.
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
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm

(a) (2) The following additional financial statement schedules and independent auditors’ report are furnished herewith pursuant to the requirements of Form 10-K:
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

4.1(1)	Specimen Ordinary Share Certificate
4.2(1)	Specimen Warrant Agreement
4.3	Articles of Association of Atlas Financial Holdings, Inc., dated December 24, 2010 (included in Exhibit 3.1 hereto)
4.4	Special Resolution amending Articles 124 and 125(e) of the Articles of Association (incorporated by reference from our registration statement on Form S-3 file November 30, 2017)
4.5	Form of Subordinated Indenture (incorporated by reference from our registration statement on Form S-3 filed April 25, 2014)
4.6
Indenture, dated as of April 26, 2017, between Atlas Financial Holdings, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference from our current report on Form 8-K filed April 26, 2017)

4.7
First Supplemental Indenture, dated as of April 26, 2017, between Atlas Financial Holdings, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference from our current report on Form 8-K filed April 26, 2017)

4.8	Form of Note representing $25,000,000 aggregate principal amount of 6.625% Senior Unsecured Notes due 2022 (incorporated by reference from our current report on Form 8-K filed April 26, 2017)
10.1(1)	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011 *
10.2(1)	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012 *
10.3(1)	Employee Share Purchase Plan Agreement, as adopted June 1, 2011 *
10.4(1)	Defined Contribution Plan Document dated August 11, 2011 *
10.5
Transition Services Agreement between Kingsway Financial Services, Inc. and American Insurance Acquisition, Inc., dated December 31, 2010 (incorporated by reference from our annual report on Form 10-K/A for the year ended December 31, 2011 (amendment no. 1), filed on May 4, 2012)

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

10.12	First amendment to Equity Incentive Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014)*
10.13	Share Sale Agreement between Atlas Financial Holdings, Inc. and Kingsway America, Inc. dated August 1, 2013 (incorporated by reference from our current report on Form 8-K filed August 2, 2013)
10.14	Director Compensation and Stock Ownership Guidelines (incorporated by reference from our current report on Form 8-K filed June 20, 2013) *
10.15	Amendment to Director Compensation and Stock Ownership Guidelines (incorporated by reference from our registration statement filed on Form S-1 filed September 19, 2013) *
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
10.19
Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of May 7, 2014 (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014)

10.20
First Amendment to Loan and Security Agreement between American Insurance Acquisition Inc. and Fifth Third Bank dated as of July 3, 2014 (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014)

10.21
Stock Purchase Agreement, dated as of October 17, 2014, between Mr. Hossni Elhelbawi, Atlas Financial Holdings, Inc. and the other parties thereto (incorporated by reference from our current report on Form 8-K filed October 21, 2014)

10.22
Loan and Security Agreement, dated as of March 9, 2015, by and between American Insurance Acquisition, Inc. and Fifth Third Bank (incorporated by reference from our quarterly report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015)

10.23
Modification of Loan Documents, dated May 7, 2016, by and between American Insurance Acquisition, Inc. and Fifth Third Bank (incorporated by reference from our current report on Form 8-K filed May 10, 2016)

10.24
Underwriting Agreement, dated April 21, 2017, by and between Atlas Financial Holdings, Inc. and Sandler O'Neill & Partners, L.P. (incorporated by reference from our current report on form 8-K filed April 27, 2017)

14	Code of Business Conduct and Ethics (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
21	List of Subsidiaries
23.1	Consent of BDO USA, LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.
(2) Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012.
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
April 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Wollney Scott D. Wollney	President, Chief Executive Officer and Director	April 2, 2018
/s/ Paul A. Romano Paul A. Romano	Vice President, Chief Financial Officer and Principal Accounting Officer	April 2, 2018
/s/ Gordon G. Pratt Gordon G. Pratt	Director, Chairman of the Board	April 2, 2018
/s/ Jordan M. Kupinsky Jordan M. Kupinsky	Director	April 2, 2018
/s/ John T. Fitzgerald John T. Fitzgerald	Director	April 2, 2018
/s/ Walter F. Walker Walter F. Walker	Director	April 2, 2018

Schedule II – Condensed Financial Information of Registrant
Statements of Income (Loss) and Comprehensive Income (Loss)

($ in ‘000s)	Year ended December 31,
	2017	2016	2015
Net investment (expense) income	$(4)	$—	$7
Other underwriting expense (income)	1,436	(4,550)	2,566
Interest expense	1,266	—	—
(Loss) income from operations before income taxes	(2,706)	4,550	(2,559)
Income tax benefit	(115)	(559)	(577)
(Loss) income before equity in net income of subsidiaries	$(2,591)	$5,109	$(1,982)
Equity in net (loss) income of subsidiaries	(36,219)	(2,463)	16,412
Net (loss) income	$(38,810)	$2,646	$14,430

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	437	855	(1,912)
Reclassification to net (loss) income	(49)	394	203
Effect of income taxes	(136)	(437)	597
Other comprehensive income (loss)	252	812	(1,112)
Total comprehensive (loss) income	$(38,558)	$3,458	$13,318

See accompanying Notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Financial Position

($ in ‘000s, except share and per share data)	December 31,
	2017	2016
Assets
Cash and cash equivalents	$4,233	$271
Deferred tax asset, net	4,116	3,404
Investment in subsidiaries	109,897	126,564
Total Assets	$118,246	$130,239

Liabilities
Notes payable, net	$24,031	$—
Other liabilities and accrued expenses	3,570	2,897
Total Liabilities	$27,601	$2,897

Shareholders’ Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued and outstanding: December 31, 2017 - 12,164,041 and December 31, 2016 - 11,895,104	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2017 - 0 and December 31, 2016 - 128,191	—	—
Additional paid-in capital	201,105	199,244
Retained deficit	(110,535)	(71,718)
Accumulated other comprehensive income (loss), net of tax	39	(220)
Total Shareholders’ Equity	90,645	127,342
Total Liabilities and Shareholders’ Equity	$118,246	$130,239

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Statements of Cash Flow

($ in ‘000s)	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net (loss) income	$(38,810)	$2,646	$14,430
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Equity in net loss (income) of subsidiaries	36,219	2,463	(16,412)
Share-based compensation expense	1,176	1,612	1,819
Deferred income taxes	(712)	(417)	(251)
Amortization of financing costs	152	—	—
Expenses (recovered) incurred pursuant to stock purchase agreements	—	(6,623)	941
Net changes in operating assets and liabilities:
Other assets	—	479	(476)
Other liabilities and accrued expenses	673	2,897	(34)
Net cash flows (used in) provided by operating activities	(1,302)	3,057	17

Investing activities:
Capital contributions made to subsidiaries	(19,300)	—	(23,428)
Net cash flows used in investing activities	(19,300)	—	(23,428)

Financing activities:
Preferred share buyback	—	(2,539)	—
Capital contribution	30	—	—
Proceeds from notes payable, net of issuance costs	23,879	—	—
Preferred dividends paid	—	(409)	—
Options exercised	655	—	145
Net cash flows provided by (used in) financing activities	24,564	(2,948)	145
Net change in cash and cash equivalents	3,962	109	(23,266)
Cash and cash equivalents, beginning of year	271	162	23,428
Cash and cash equivalents, end of year	$4,233	$271	$162

Supplemental disclosure of cash information:

Cash paid (recovered) for:
Interest	$828	$—	$—
Income taxes	(192)	(3,464)	85

Supplemental disclosure of noncash investing and financing activities:
Issuance of preferred shares related to acquisition of subsidiary	$—	$—	$4,000
Issuance of preferred shares related to Gateway stock purchase agreement	—	—	941
Redemption of preferred shares related to Gateway stock purchase agreement	—	(2,297)	—
Cancellation of preferred shares related to Anchor stock purchase agreement	—	(4,000)	—

See accompanying notes to Condensed Financial Information of Registrant

Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8.
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses, as described in Note 18, ‘Notes Payable’. Atlas has no other long-term debt obligations.
See Note 21, ‘Subsequent Events’ for the details of potential litigation.
Atlas has no material contingencies or guarantees except as disclosed in Note 21, ‘Subsequent Event’ to the Consolidated Financial Statements.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

($ in ‘000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2017
Premiums earned	$251,293	$(45,318)	$9,796	$215,771	4.5%

December 31, 2016
Premiums earned	$217,053	$(49,069)	$3,074	$171,058	1.8%

December 31, 2015
Premiums earned	$182,376	$(30,946)	$634	$152,064	0.4%

Schedule V – Valuation and qualifying accounts

($ in ‘000s)	Balance at Beginning of Period	Charged to Expenses	Other Additions	Deductions	Balance at End of Period
December 31, 2017
Allowance for uncollectible receivables	$2,366	$2,365	$—	$(1,313)	$3,418
Valuation allowance for deferred tax assets	—	—	—	—	—

December 31, 2016
Allowance for uncollectible receivables	$846	$2,397	$12	$(889)	$2,366
Valuation allowance for deferred tax assets	—	—	—	—	—

December 31, 2015
Allowance for uncollectible receivables	$560	$566	$8	$(288)	$846
Valuation allowance for deferred tax assets	—	—	—	—	—

Schedule VI - Supplemental information concerning property-casualty insurance operations

($ in ‘000s)	Year Ended December 31,
	2017	2016	2015
Deferred policy acquisition costs	$14,797	$13,222	$10,235
Claims liabilities	211,648	139,004	127,011
Unearned premium reserves	128,043	113,171	108,202
Net premiums earned	215,771	171,058	152,064
Net investment income	4,897	4,824	3,976
Claims and claims adjustment expenses incurred
Current year	128,476	102,133	89,828
Prior year	75,397	32,613	166
Amortization of deferred policy acquisition costs	27,885	18,803	18,592
Paid claims and claims adjustment expenses	150,622	128,831	97,824
Gross premiums written	275,961	225,095	209,286