Form 10-Q
period 2018-03-31
Atlas Financial Holdings, Inc.
filed 2018-05-07
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2018	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700

Not applicable
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

There were 11,936,970 shares of the Registrant’s common stock outstanding as of May 4, 2018, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,366,953 shares as of May 4, 2018 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2018

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $152,288 and $158,411)	$149,251	$157,984
Equity securities, at fair value (cost $6,966 and $7,969)	7,315	8,446
Other investments	30,071	31,438
Total Investments	186,637	197,868
Cash and cash equivalents	52,688	45,615
Accrued investment income	1,362	1,248
Premiums receivable (net of allowance of $3,656 and $3,418)	101,412	79,664
Reinsurance recoverables on amounts paid	9,700	7,982
Reinsurance recoverables on amounts unpaid	52,316	53,402
Prepaid reinsurance premiums	14,993	12,878
Deferred policy acquisition costs	19,753	14,797
Deferred tax asset, net	16,101	16,985
Goodwill	2,726	2,726
Intangible assets, net	4,048	4,145
Property and equipment, net	27,000	24,439
Other assets	18,718	20,754
Total Assets	$507,454	$482,503
Liabilities
Claims liabilities	$204,742	$211,648
Unearned premium reserves	156,453	128,043
Due to reinsurers	10,135	8,411
Notes payable, net	24,087	24,031
Other liabilities and accrued expenses	20,647	19,725
Total Liabilities	$416,064	$391,858
Commitments and contingencies (see Note 8)
Shareholders' Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: March 31, 2018 - 12,192,475 and December 31, 2017 - 12,164,041; shares outstanding: March 31, 2018 - 11,936,970 and December 31, 2017 - 12,164,041	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2018 and December 31, 2017 - 0	—	—
Additional paid-in capital	201,382	201,105
Treasury stock, at cost: March 31, 2018 - 255,505 and December 31, 2017 - 0 shares of ordinary voting common shares	(3,000)	—
Retained deficit	(104,629)	(110,535)
Accumulated other comprehensive (loss) income, net of tax	(2,399)	39
Total Shareholders' Equity	$91,390	$90,645
Total Liabilities and Shareholders' Equity	$507,454	$482,503
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in ‘000s, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended
	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)
Net premiums earned	$55,892	$48,426
Net investment income	964	1,143
(Loss) income from change in fair value of equity securities	(128)	—
Net realized gains	293	134
Other income	164	114
Total revenue	57,185	49,817
Net claims incurred	35,046	29,300
Acquisition costs	5,976	5,096
Other underwriting expenses	9,319	7,591
Amortization of intangible assets	97	97
Interest expense	455	268
Expenses recovered pursuant to stock purchase agreements	(520)	—
Total expenses	50,373	42,352
Income from operations before income taxes	6,812	7,465
Income tax expense	1,283	2,613
Net income	5,529	4,852
Less: Preferred share dividends	—	—
Net income attributable to common shareholders	$5,529	$4,852

Basic weighted average common shares outstanding	12,140,587	12,045,519
Earnings per common share basic	$0.46	$0.40
Diluted weighted average common shares outstanding	12,198,061	12,200,568
Earnings per common share diluted	$0.45	$0.40

Condensed Consolidated Statements of Comprehensive Income

Net income	$5,529	$4,852

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(2,768)	349
Reclassification to net income	158	(89)
Effect of income taxes	549	(91)
Other comprehensive (loss) income	(2,061)	169
Total comprehensive income	$3,468	$5,021
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity
Balance December 31, 2016	$36	$—	$199,244	$—	$(71,718)	$(220)	$127,342
Net income	—	—	—	—	4,852	—	4,852
Other comprehensive income	—	—	—	—	—	169	169
Share-based compensation	—	—	320	—	—	—	320
Balance March 31, 2017 (unaudited)	$36	$—	$199,564	$—	$(66,866)	$(51)	$132,683

Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net income	—	—	—	—	5,529	—	5,529
Repurchase of common shares	—	—	—	(3,000)	—	—	(3,000)
Other comprehensive loss	—	—	—	—	—	(2,061)	(2,061)
Share-based compensation	—	—	285	—	—	—	285
Other	—	—	(8)		—	—	(8)
Balance March 31, 2018 (unaudited)	$36	$—	$201,382	$(3,000)	$(104,629)	$(2,399)	$91,390
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Three Month Periods Ended
	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)
Operating activities:
Net income	$5,529	$4,852
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	678	273
Share-based compensation expense	285	320
Amortization of deferred gain on sale of headquarters building	—	(11)
Amortization of intangible assets	97	97
Deferred income taxes	1,432	210
Loss from change in fair value of equity securities	128	—
Net realized gains	(293)	(134)
Gain in equity of investees	(64)	(206)
Amortization of bond premiums and discounts	192	244
Amortization of financing costs	56	17
Net changes in operating assets and liabilities:
Accrued investment income	(114)	(211)
Premiums receivable, net	(21,748)	(30,459)
Due from reinsurers and prepaid reinsurance premiums	(2,747)	1,238
Deferred policy acquisition costs	(4,956)	(5,536)
Other assets	2,035	1,437
Claims liabilities	(6,906)	(11,033)
Unearned premium reserves	28,410	38,474
Due to reinsurers	1,725	1,117
Other liabilities and accrued expenses	922	868
Net cash flows provided by operating activities	4,661	1,557
Investing activities:
Purchases of:
Fixed income securities	(21,452)	(7,707)
Equity securities	(500)	—
Other investments	(953)	—
Property, equipment and other	(3,239)	(113)
Proceeds from sale and maturity of:
Fixed income securities	27,330	10,180
Equity securities	1,849	1,454
Other investments	2,385	119
Net cash flows provided by investing activities	5,420	3,933
Financing activities:
Repurchase of common shares	(3,000)	—
Other	(8)	—
Net cash flows used in financing activities	(3,008)	—
Increase in cash position	7,073	5,490
Cash position, Beginning of Period	45,615	29,888
Cash position, End of Period	$52,688	$35,378

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(1,746)	$(196)
Interest	414	241
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
Atlas’ business is carried out through its “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”), and Global Liberty Insurance Company of New York (“Global Liberty”); and other non-insurance company subsidiaries: Anchor Group Management Inc. (“Anchor Management”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”), Plainview Delaware’s wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California” and together with Plainview Delaware, “Plainview”), UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiary, DriveOn Digital IP Inc. (“DOIP” and together with UBI Holdings, “UBI”).
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
The results for the three month period ended March 31, 2018 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2017, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.
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
2. NEW ACCOUNTING STANDARDS
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the three month period ended March 31, 2018, as compared to those described in our Annual Report on Form 10-K for the twelve month period ended December 31, 2017, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2018 have been adopted by the Company.
Recently Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on when an entity should apply modification accounting when changes are made to a share-based compensation award. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company adopted the update in the first quarter of 2018 using the prescribed prospective approach. The adoption of this ASU did not have an impact on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The provisions of this update modify the income tax consequences for intra-entity transactions not involving inventory. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company adopted the update in the first quarter of 2018 using the prescribed modified retrospective approach. Although Atlas has a number of fixed income securities that were transferred between companies owned by Atlas, this ASU did not affect the consolidated financial statements, because the transactions are between two U.S. entities that are part of the same consolidated group, the transactions were elected to be deferred for U.S. tax purposes until the items leave the group, which is consistent with the pre-tax GAAP treatment, and the Company already reports as part of its computational approach, the State tax results (which are zero) under the new ASU.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The provisions of this update address the diversity in practice of eight issues on the statement of cash flows. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company adopted the update in the first quarter of 2018 using the prescribed retrospective approach by restating all prior periods presented. Atlas’ presentation of its Condensed Consolidated Statements of Cash Flows did not change as a result of this ASU. Atlas elected the cumulative earnings approach for distributions from equity method investees upon adoption, which was consistent under prior GAAP treatment.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company adopted the update in the first quarter of 2018. The adoption of this ASU resulted in the recognition of $377,000 of net after-tax unrealized gains on equity investments as a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income (“AOCI”). The investment section of the Condensed Consolidated Statements of Financial Position has been modified from year end to reflect that equity securities are no longer classified as available-for-sale.

The FASB issued ASU 2014-09, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. Updates may be applied retrospectively to each period presented or retrospectively with the cumulative effect recognized at the date of initial application. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the update in the first quarter of 2018 with no impact on the consolidated financial statements. While these updates to Topic 606 are expected to have a significant impact on many companies, Atlas’ revenue is derived from transactions that do not fall within the scope of Topic 606, namely insurance contracts, investment income, and lease income.
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
All other recently issued pronouncements with effective dates after March 31, 2018 are not expected to have a material impact on the consolidated financial statements.
3. INTANGIBLE ASSETS
The following table presents a summary of intangible assets by major asset class as of March 31, 2018 and December 31, 2017:

($ in ‘000s)
As of March 31, 2018	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$367	$1,433
Customer relationship	10 years	2,700	825	1,875
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,192	$4,048

As of December 31, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$337	$1,463
Customer relationship	10 years	2,700	758	1,942
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,095	$4,145

4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the three month periods ended March 31, 2018 and 2017 are as follows:

	Three Month Periods Ended
($ in ‘000s, except share and per share amounts)	March 31, 2018	March 31, 2017
Basic:
Income from operations before income taxes	$6,812	$7,465
Income tax expense	1,283	2,613
Net income	$5,529	$4,852
Less: Preferred share dividends	—	—
Net income attributable to common shareholders	$5,529	$4,852
Basic weighted average common shares outstanding	12,140,587	12,045,519
Earnings per common share basic	$0.46	$0.40
Diluted:
Basic weighted average common shares outstanding	12,140,587	12,045,519
Add:
Dilutive stock options outstanding	57,474	155,049
Diluted weighted average common shares outstanding	12,198,061	12,200,568
Earnings per common share diluted	$0.45	$0.40
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. For the three month periods ended March 31, 2018 and 2017, all exercisable stock options were deemed to be dilutive.

5. INVESTMENTS
Atlas adopted ASU 2016-01 as of January 1, 2018, which requires equity investments, except those accounted for under the equity method, to be measured at fair value and changes in fair value to be recognized in net income. Prior periods have not been restated for the current presentation, per the guidance in the ASU. See Note 19, ‘Change in Accounting Principle’, for a summary of the changes.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities are as follows ($ in ‘000s):

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$20,952	$—	$(483)	$20,469
States, municipalities and political subdivisions	12,069	14	(237)	11,846
Corporate
Banking/financial services	17,408	47	(324)	17,131
Consumer goods	12,262	18	(206)	12,074
Capital goods	6,073	50	(107)	6,016
Energy	8,565	34	(214)	8,385
Telecommunications/utilities	10,998	16	(262)	10,752
Health care	832	—	(78)	754
Total Corporate	56,138	165	(1,191)	55,112
Mortgage Backed
Mortgage backed - agency	27,229	9	(761)	26,477
Mortgage backed - commercial	23,415	79	(564)	22,930
Total Mortgage Backed	50,644	88	(1,325)	49,407
Other asset backed	12,485	10	(78)	12,417
Total Fixed Income Securities	$152,288	$277	$(3,314)	$149,251

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$21,488	$—	$(302)	$21,186
States, municipalities and political subdivisions	13,265	78	(100)	13,243
Corporate
Banking/financial services	21,246	189	(53)	21,382
Consumer goods	9,674	70	(65)	9,679
Capital goods	7,822	181	(11)	7,992
Energy	7,460	81	(26)	7,515
Telecommunications/utilities	11,179	109	(73)	11,215
Health care	1,112	1	(54)	1,059
Total Corporate	58,493	631	(282)	58,842
Mortgage Backed
Mortgage backed - agency	30,920	57	(364)	30,613
Mortgage backed - commercial	22,689	153	(255)	22,587
Total Mortgage Backed	53,609	210	(619)	53,200
Other asset backed	11,556	8	(51)	11,513
Total Fixed Income Securities	$158,411	$927	$(1,354)	$157,984

The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of March 31, 2018	Amortized Cost	Fair Value
One year or less	$9,088	$9,061
One to five years	30,210	29,701
Five to ten years	42,211	41,140
More than ten years	7,650	7,525
Total contractual maturity	89,159	87,427
Total mortgage and asset backed	63,129	61,824
Total	$152,288	$149,251
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
There were no other-than-temporary impairments recorded for the three month periods ended March 31, 2018 and 2017 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company’s investments in fixed income securities as of March 31, 2018 and fixed income securities and equities as of December 31, 2017 is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$10,535	$(228)	$9,424	$(255)	$19,959	$(483)
States, municipalities and political subdivisions	6,004	(113)	2,743	(124)	8,747	(237)
Corporate
Banking/financial services	13,034	(261)	1,894	(63)	14,928	(324)
Consumer goods	8,464	(182)	955	(24)	9,419	(206)
Capital goods	3,736	(107)	—	—	3,736	(107)
Energy	7,174	(214)	—	—	7,174	(214)
Telecommunications/utilities	8,995	(210)	897	(52)	9,892	(262)
Health care	441	(22)	313	(56)	754	(78)
Total Corporate	41,844	(996)	4,059	(195)	45,903	(1,191)
Mortgage Backed
Mortgage backed - agency	16,311	(397)	9,691	(364)	26,002	(761)
Mortgage backed - commercial	13,402	(274)	5,835	(290)	19,237	(564)
Total Mortgage Backed	29,713	(671)	15,526	(654)	45,239	(1,325)
Other asset backed	9,459	(67)	1,243	(11)	10,702	(78)
Total Fixed Income Securities	$97,555	$(2,075)	$32,995	$(1,239)	$130,550	$(3,314)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$11,179	$(110)	$10,007	$(192)	$21,186	$(302)
States, municipalities and political subdivisions	5,355	(36)	2,818	(64)	8,173	(100)
Corporate
Banking/financial services	6,021	(26)	1,931	(27)	7,952	(53)
Consumer goods	5,835	(47)	710	(18)	6,545	(65)
Capital goods	2,611	(10)	101	(1)	2,712	(11)
Energy	3,368	(26)	—	—	3,368	(26)
Telecommunications/utilities	4,488	(23)	938	(50)	5,426	(73)
Health care	607	(7)	322	(47)	929	(54)
Total Corporate	22,930	(139)	4,002	(143)	26,932	(282)
Mortgage Backed
Mortgage backed - agency	13,203	(136)	9,786	(228)	22,989	(364)
Mortgage backed - commercial	10,360	(53)	6,553	(202)	16,913	(255)
Total Mortgage Backed	23,563	(189)	16,339	(430)	39,902	(619)
Other asset backed	9,817	(44)	1,087	(7)	10,904	(51)
Total Fixed Income Securities	$72,844	$(518)	$34,253	$(836)	$107,097	$(1,354)
Equities	1,007	(26)	—	—	1,007	(26)
Totals	$73,851	$(544)	$34,253	$(836)	$108,104	$(1,380)
As of March 31, 2018, we held 449 individual fixed income securities that were in an unrealized loss position, of which 105 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2017, we held 346 and 2 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 103 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three month period ended March 31, 2018 or for the year ended December 31, 2017, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three month periods ended March 31, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Total investment income
Interest income	$1,064	$888
Income from other investments	183	476
Investment expenses	(283)	(221)
Net investment income	$964	$1,143

The following table presents the aggregate proceeds, gross realized investment gains and gross realized investment losses from sales and calls of fixed income securities and equities for the three month periods ended March 31, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Fixed income securities[1]:
Proceeds from sales and calls	$20,955	$5,221
Gross realized investment gains	168	54
Gross realized investment losses	(221)	(10)
Equities:
Proceeds from sales	$1,849	$1,454
Gross realized investment gains	346	90
Gross realized investment losses	—	—
Total:
Proceeds from sales and calls	$22,804	$6,675
Gross realized investment gains	514	144
Gross realized investment losses	(221)	(10)
1 - The proceeds from sales and calls, gross realized investment gains and gross realized investment losses on fixed income securities for the three month period ended March 31, 2017 were restated to include both voluntary and involuntary calls.
The following table summarizes the components of net realized gains (losses) for the three month periods ended March 31, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Fixed income securities	$(53)	$44
Equities	346	90
Net realized gains	$293	$134
Other Investments:
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $26.2 million and $25.3 million as of March 31, 2018 and December 31, 2017, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $3.9 million and $6.2 million as of March 31, 2018 and December 31, 2017, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of March 31, 2018 and as of December 31, 2017, the Company had no valuation allowances established for impaired loans.

Collateral pledged:
As of March 31, 2018 and as of December 31, 2017, bonds, cash and cash equivalents with a fair value of $14.8 million and $15.0 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of March 31, 2018 and as of December 31, 2017, the amounts of such pledged securities were $15.2 million and $12.2 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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

The following table summarizes Atlas’ investments at fair value as of March 31, 2018 and as of December 31, 2017 ($ in ‘000s):

As of March 31, 2018	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$20,469	$—	$—	$20,469
States, municipalities and political subdivisions	—	11,846	—	11,846
Corporate
Banking/financial services	—	17,131	—	17,131
Consumer goods	—	12,074	—	12,074
Capital goods	—	6,016	—	6,016
Energy	—	8,385	—	8,385
Telecommunications/utilities	—	10,752	—	10,752
Health care	—	754	—	754
Total Corporate	—	55,112	—	55,112
Mortgage Backed
Mortgage backed - agency	—	26,477	—	26,477
Mortgage backed - commercial	—	22,930	—	22,930
Total Mortgage Backed	—	49,407	—	49,407
Other asset backed	—	12,417	—	12,417
Total Fixed Income Securities	$20,469	$128,782	$—	$149,251
Equities	7,315	—	—	7,315
Totals	$27,784	$128,782	$—	$156,566

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$21,186	$—	$—	$21,186
States, municipalities and political subdivisions	—	13,243	—	13,243
Corporate
Banking/financial services	—	21,382	—	21,382
Consumer goods	—	9,679	—	9,679
Capital goods	—	7,992	—	7,992
Energy	—	7,515	—	7,515
Telecommunications/utilities	—	11,215	—	11,215
Health care	—	1,059	—	1,059
Total Corporate	—	58,842	—	58,842
Mortgage Backed
Mortgage backed - agency	—	30,613	—	30,613
Mortgage backed - commercial	—	22,587	—	22,587
Total Mortgage Backed	—	53,200	—	53,200
Other asset backed	—	11,513	—	11,513
Total Fixed Income Securities	$21,186	$136,798	$—	$157,984
Equities	8,446	—	—	8,446
Totals	$29,632	$136,798	$—	$166,430
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.

Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of March 31, 2018. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of March 31, 2018 or as of December 31, 2017. There were no transfers in or out of Level 2 or Level 3 during the three month periods ended March 31, 2018 and 2017.
7. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  Among other things, beginning with the 2018 tax year, the Tax Act reduced the Company’s corporate federal tax rate from a marginal rate of 35% to a flat 21%, eliminated the corporate Alternative Minimum Tax (“AMT”), changed reserving and other aspects of the computation of taxable income for insurance companies, and modified the net operating loss carryback and carryforward provisions for all entities in the group except for those subject to tax as property and casualty companies. The modified net operating loss provisions no longer allow a carryback to prior years to recover past taxes, but now allow an indefinite carryforward period subject to a yearly utilization limit. As discussed above, any net operating losses with respect to the insurance entities taxed as property and casualty companies retain the current net operating loss carryback and carryover provisions, which are two years carryback and 20 years carryforward. As of December 31, 2016, the Company measured its deferred tax items at the enacted rate in effect of 35%. Due to the Tax Act’s enactment, the Company’s deferred tax assets and liabilities as of December 31, 2017 have been re-measured at the new enacted tax rate of 21%.  For the year ended December 31, 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset as a result of this re-measurement.
Atlas’ effective tax rate was 18.8% for the three month period ended March 31, 2018 and 35.0% for the three month period ended March 31, 2017. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018		March 31, 2017
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$1,430	21.0%	$2,613	35.0%
Nondeductible expenses	9	0.1%	21	0.3%
Tax-exempt income	(3)	(0.1)%	(5)	(0.1)%
State tax (net of federal benefit)	(2)	—%	(2)	—%
Stock compensation	(42)	(0.6)%	—	—%
Nondeductible acquisition accounting adjustment	(109)	(1.6)%	—	—%
Other	—	—%	(14)	(0.2)%
Provision for income taxes for continuing operations	$1,283	18.8%	$2,613	35.0%
Income tax expense consists of the following for the three month periods ended March 31, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Current tax (benefit) expense	$(149)	$2,403
Deferred tax expense	1,432	210
Total	$1,283	$2,613
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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $12.7 million as of March 31, 2018.

The components of net deferred income tax assets and liabilities as of March 31, 2018 and December 31, 2017 are as follows ($ in ‘000s):

	March 31, 2018	December 31, 2017
Gross deferred tax assets:
Losses carried forward	$12,714	$13,313
Claims liabilities and unearned premium reserves	7,226	6,171
Tax credits	1,025	1,172
Investments	458	—
Commissions	809	623
Stock compensation	567	602
Other	866	1,094
Total gross deferred tax assets	23,665	22,975

Gross deferred tax liabilities:
Deferred policy acquisition costs	4,148	3,107
Investments	—	213
Fixed assets	1,445	847
Intangible assets	695	715
Other	1,276	1,108
Total gross deferred tax liabilities	7,564	5,990
Net deferred tax assets	$16,101	$16,985
Amounts and expiration dates of the operating loss carryforwards as of March 31, 2018 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$2,155
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	21,865
Total		$60,543
NOLs and other carryforwards generated in 2015 and 2017 are not limited by IRC Section 382.
Atlas has not established a valuation allowance for its gross future deferred tax assets as of March 31, 2018 or as of December 31, 2017. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. However, there can be no guarantee that a valuation allowance will not be required in the future.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three month periods ended March 31, 2018 and 2017. Tax year 2014 and years thereafter are subject to examination by the IRS.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its former headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the initial five year lease term, which ended in May 2017. The deferred gain was completely recognized at the end of the second quarter in 2017, and no offset to rent expense was recognized for the three month period ended March 31, 2018. Atlas recognized $11,000 as an offset to rent expense for the three month period ended March 31, 2017. Total rental expense recognized on the former headquarters building was $197,000 for the three month period ended March 31, 2017. There was no rental expense recognized on the former headquarters building for the three month period ended March 31, 2018.
As of March 31, 2018, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year ($ in ‘000s):

Year	2018	2019	2020	2021	2022	2023 & Beyond	Total
Amount	$850	$1,148	$1,070	$937	$157	$—	$4,162
The Company has entered into various contracts to renovate and furnish the building that was purchased in 2016 to serve as the Company’s new headquarters, which the Company moved into on October 27, 2017. As of March 31, 2018, the remaining contractual obligations related to the renovation and furnishing of Atlas’ new headquarters building are $76,000.
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of March 31, 2018, the unfunded commitments are $6.1 million.
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
Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claims handling expenses and the unfunded amount of “covered” claims and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy’s limit, the applicable guaranty fund covered claims obligation cap, or 100% of statutorily defined workers’ compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct premiums written”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged.
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

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of March 31, 2018 and as of December 31, 2017 (excluding assets held for sale) ($ in ‘000s):

	March 31, 2018	December 31, 2017
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	8,551	7,900
Leasehold improvements	171	140
Internal use software	11,848	9,567
Computer equipment	1,492	1,465
Furniture and other office equipment	2,832	2,582
Total	34,159	30,919
Accumulated depreciation	(7,159)	(6,480)
Total property and equipment, net	$27,000	$24,439
Depreciation expense and amortization was $678,000 and $273,000 for the three month periods ended March 31, 2018 and 2017, respectively. For the year ended December 31, 2017, depreciation expense and amortization was $1.4 million.
During the year ended December 31, 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet on the second and third floors of the building. An unrelated tenant occupies the remaining office space on the first floor of the building. Rental income related to this lease agreement for the three month periods ended March 31, 2018 and 2017 was $163,000 and $104,000, respectively. Depreciation expense related to the building and its improvements was $261,000 for the three month period ended March 31, 2018. There was $171,000 of depreciation expense related to the building and its improvements recorded for the year ended December 31, 2017.
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

Premiums written, premiums earned and amounts related to reinsurance as of and for the three month periods ended March 31, 2018 and 2017 are as follows ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Direct premiums written	$85,710	$91,065
Assumed premiums written	9,879	7,431
Ceded premiums written	(13,403)	(12,863)
Net premiums written	$82,186	$85,633

Direct premiums earned	$63,124	$58,365
Assumed premiums earned	4,056	1,657
Ceded premiums earned	(11,288)	(11,596)
Net premiums earned	$55,892	$48,426

Ceded claims and claims adjustment expenses	$8,245	$3,725
Ceding commissions	4,463	3,700
11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2018 and 2017 were as follows ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Unpaid claims and claims adjustment expenses, beginning of period	$211,648	$139,004
Less: reinsurance recoverable	53,402	35,370
Net unpaid claims and claims adjustment expenses, beginning of period	158,246	103,634

Change in retroactive reinsurance ceded	—	(17)

Incurred related to:
Current year	33,900	29,013
Prior years	1,146	287
	35,046	29,300

Paid related to:
Current year	7,301	5,404
Prior years	33,565	32,765
	40,866	38,169

Net unpaid claims and claims adjustment expenses, end of period	152,426	94,748
Add: reinsurance recoverable	52,316	33,223
Unpaid claims and claims adjustment expenses, end of period	$204,742	$127,971
The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments.

The unfavorable development for the three month period ended March 31, 2018 and the three month period ended March 31, 2017 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
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
Stock options - Stock option activity for the three month periods ended March 31, 2018 and 2017 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	Three Month Periods Ended
	March 31, 2018		March 31, 2017
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	54,390	C$6.00	187,728	C$6.22
Granted	—	—	—	—
Exercised	(27,195)	C$6.00	—	—
Outstanding, end of period	27,195	C$6.00	187,728	C$6.22

	Three Month Periods Ended
	March 31, 2018		March 31, 2017
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 202,195 stock options that are exercisable as of March 31, 2018. The stock option grants outstanding have a weighted average remaining life of 6.23 years and have an intrinsic value of $155,000 as of March 31, 2018.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see Note 13, ‘Other Employee Benefit Plans’) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the six month period that began on June 18, 2013 and ended on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”).  Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (the “Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (the “Closing Price”), which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements.

On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three month period ended March 31, 2018, no shares of either of these restricted stock grants for ordinary voting common shares or these options to acquire ordinary voting common shares vested due to annual performance targets not met.
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
Restricted shares - The activity for the restricted stock grants for ordinary voting common shares and restricted share units for the three month periods ended March 31, 2018 and 2017 are as follows:

	Three Month Periods Ended
	March 31, 2018		March 31, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	234,080	$16.15	311,120	$15.92
Granted	—	—	—	—
Vested	(44,448)	12.20	(37,040)	12.20
Non-vested, end of period	189,632	$17.08	311,120	$15.98
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $285,000 and $320,000 in share-based compensation expense, including income tax expense, for the three month periods ended March 31, 2018 and 2017, respectively. Total unearned share-based compensation expense was $584,000 related to all stock option grants and $1.2 million related to restricted stock grants for ordinary voting common shares and restricted share units as of March 31, 2018. This unearned share-based compensation expense will be amortized over the next 23 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $147,000 and $128,000 for the three month periods ended March 31, 2018 and 2017, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $65,000 and $55,000 for the three month periods ended March 31, 2018 and 2017, respectively. Share purchases pursuant to this plan are made in the open market.

14. SHARE CAPITAL AND MEZZANINE EQUITY
Share Capital
The share capital is as follows:

		March 31, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of March 31, 2018.
There were 7,408 and 14,816 non-vested restricted stock units (“RSUs”) as of March 31, 2018 and December 31, 2017, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the three month period ended March 31, 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the three month period ended March 31, 2018, the Company issued 27,195 ordinary voting common shares and immediately canceled 6,169 shares as a result of a cashless exercise of options. During the three month period ended March 31, 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program could have been modified, suspended, or discontinued at any time. During the three month period ended March 31, 2018, 255,505 shares were repurchased under this Share Repurchase Program.
Mezzanine Equity
There were no preferred shares outstanding as of March 31, 2018 and as of December 31, 2017.
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
As of March 31, 2018 and December 31, 2017, Atlas accrued $333,000 in dividends on the preferred shares for the former owner of Anchor, which remain unpaid. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor.

15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the three month periods ended March 31, 2018 and 2017 consisted of the following ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$14,797	$13,222
Acquisition costs deferred	10,932	10,632
Amortization charged to income	(5,976)	(5,096)
Balance, end of period	$19,753	$18,758
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of March 31, 2018 and December 31, 2017 these related-party transactions comprised 7.7% and 8.4%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
Interest expense on notes payables was $456,000 and $275,000 for the three month periods ended March 31, 2018 and 2017, respectively.
Notes payable outstanding as of March 31, 2018 and as of December 31, 2017 ($ in ‘000s):

	March 31, 2018	December 31, 2017
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
Unamortized issuance costs	(913)	(969)
Total notes payable	$24,087	$24,031
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
As of March 31, 2018, our Insurance Subsidiaries had a combined statutory surplus of $91.0 million and had combined net premiums written and combined statutory net income for the three month period ended March 31, 2018 of $82.2 million and $3.3 million, respectively.
As of December 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $87.8 million and had combined net premiums written and combined statutory net loss for the twelve month period ended December 31, 2017 of $231.1 million and $35.2 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2018 or during the year ended December 31, 2017.

19. CHANGE IN ACCOUNTING PRINCIPLE
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company adopted the update in the first quarter of 2018. The adoption of this ASU resulted in the recognition of $377,000 of net after-tax unrealized gains on equity investments as a cumulative-effect adjustment to increase retained earnings and decrease AOCI. The investment section of the Condensed Consolidated Statements of Financial Position has been modified from year end to reflect that equity securities are no longer classified as available-for-sale. Changes in the fair value of equity securities are recorded as income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income and as an adjustment to net income in the Condensed Consolidated Statements of Cash Flows.

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
Forward-looking statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.
Often, but not always, forward-looking statements can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, or “believes” or variations (including negative variations) of such words and phrases, or state that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Atlas to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political, regulatory and social uncertainties.
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
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by SNL Financial also indicates that for 2017 the total market for commercial automobile liability insurance was approximately $35.7 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
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

II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
First Quarter 2018 Financial Performance Summary (comparisons to First Quarter 2017 unless otherwise noted):

•	Gross premiums written decreased by 3.0% to $95.6 million

•	In-force premium as of March 31, 2018 increased 7.4% to $274.6 million

•	Total revenue for the three month period ended March 31, 2018 increased by 14.8% to $57.2 million

•	Underwriting income for the first quarter 2018 was $6.0 million, compared to $6.3 million for the first quarter 2017

•	The combined ratio for the first quarter 2018 was 89.3%, compared to 86.9% for the first quarter 2017

•
Net income for the first quarter 2018 was $5.5 million, or $0.45 earnings per common share diluted, compared to $4.9 million, or $0.40 earnings per common share diluted, representing an increase in earnings per common share diluted of $0.05 or 11.5% from first quarter 2017

•	Book value per common share on March 31, 2018 was $7.62, compared to $7.42 as of December 31, 2017 and $10.99 as of March 31, 2017

•	Annualized return on equity was 24.3% in the first quarter 2018 compared to 14.9% in the prior year period

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three month periods ended March 31, 2018 and 2017. Ratios are calculated as a percentage of net premiums earned.
Selected financial information ($ in ‘000s, except per share data)

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Gross premiums written	$95,589	$98,496
Net premiums earned	55,892	48,426
Net claims incurred	35,046	29,300
Underwriting expense:
Acquisition costs	5,976	5,096
Share-based compensation	285	320
Expenses recovered related to stock purchase agreements	(520)	—
Deferred policy acquisition costs amortization	(261)	(373)
Other underwriting expenses	9,392	7,741
Total underwriting expenses	14,872	12,784
Underwriting income	5,974	6,342
Net investment income	964	1,143
Income from operating activities, before income taxes	6,938	7,485
Interest expense	(455)	(268)
(Loss) income from change in fair value of equity securities	(128)	—
Realized gains and other income	457	248
Net income before income taxes	6,812	7,465
Income tax expense	1,283	2,613
Net income	$5,529	$4,852

Key Financial Ratios:
Loss ratio	62.7%	60.5%
Underwriting expense ratio:
Acquisition cost ratio	10.7%	10.5%
Share-based compensation ratio	0.5%	0.7%
Deferred policy acquisition costs amortization ratio	(0.5)%	(0.8)%
Other underwriting expense ratio	16.8%	16.0%
Total underwriting expense ratio	26.6%	26.4%
Combined ratio	89.3%	86.9%
Earnings per common share diluted	$0.45	$0.40
Book value per common share	$7.62	$10.99
Return on equity (annualized)	24.3%	14.9%
Three month period ended March 31, 2018 compared to the three month period ended March 31, 2017:
Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to generate consistent underwriting profit for the insurance companies we own. The Company’s philosophy is to always prioritize underwriting margin over top line growth. As with all P&C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate.

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
Gross Premiums Written
Atlas’ core business is providing insurance for specialty operators in the public automobile insurance space, specifically users of light vehicles moving passengers for a fare. This business traditionally included taxi, limousine and para-transit operators. Today, it includes other commercially licensed livery operators as well. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of the approximately $36.0 billion U.S. Commercial Auto industry segment.
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
Other lines of business are Gateway’s truck and workers’ compensation programs, Atlas’ non-standard personal lines business, Global Liberty’s homeowners program, American Country’s taxi workers’ compensation program and assigned risk business. The Gateway truck and workers’ compensation programs were put into run-off during 2012. Prior to 2018, Gateway’s workers’ compensation program had been 100% reinsured retrospectively and prospectively to an unrelated third party. The non-renewal process related to the Global Liberty homeowners program began prior to Atlas’ acquisition and remains underway. This is a relatively small book of business, which is substantially reinsured. American Country’s taxi workers’ compensation was non-renewed in 2018 due to limited demand. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
The following table summarizes gross premiums written by line of business.
Gross premium written by line of business ($ in ‘000s)

	Three Month Periods Ended
	March 31, 2018	March 31, 2017	% Change
Commercial automobile	$94,766	$98,307	(3.6)%
Other	823	189	335.4%
Total	$95,589	$98,496	(3.0)%

Gross premiums written decreased 3.0% for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017 primarily due to the non-renewal of one large Illinois taxi fleet as a result of disciplined underwriting practices. New business represented approximately 27.2% of the total gross premiums written on our core lines for the three month period ended March 31, 2018, as compared to 51.0% for the three month period ended March 31, 2017. New business was higher in the prior year period primarily due to one large TNC fleet accounted for approximately 18.3% of total gross premiums written for the three month period ended March 31, 2017. This account was renewed in the three month period ended March 31, 2018.
In-force premium was $274.6 million, $268.5 million and $255.8 million as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The Company’s gross unearned premium reserves were $156.5 million, $128.0 million and $151.6 million as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2017 primarily resulted from our January 1 and March 1 common public motor vehicle renewal business in Illinois and New York, respectively, coupled with organic growth in other jurisdictions. The increase in gross unearned premium reserves and in-force premium since March 31, 2017 primarily resulted from growth of para-transit and limousine business in the states of New York, New Jersey and California offset by decreases in certain business in the states of California, Louisiana and Pennsylvania and across all lines in Michigan.
Geographic Concentration
The following table summarizes gross premiums written by state for the three month periods ended March 31, 2018 and 2017:
Gross premium written by state ($ in ‘000s)

	Three Month Periods Ended
	March 31, 2018		March 31, 2017
New York	$44,311	46.4%	$46,538	47.2%
California	13,867	14.5%	14,029	14.2%
Illinois	7,209	7.5%	10,672	10.8%
Nevada	3,141	3.3%	3,747	3.8%
New Jersey	2,755	2.9%	2,418	2.5%
Virginia	2,211	2.3%	1,847	1.9%
Louisiana	1,974	2.1%	1,737	1.8%
Texas	1,805	1.9%	1,567	1.6%
Minnesota	1,638	1.7%	172	0.2%
Washington	1,526	1.6%	1,708	1.7%
Other	15,152	15.8%	14,061	14.3%
Total	$95,589	100.0%	$98,496	100.0%
Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in-force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by American Country, American Service and Gateway, or collectively “ASI Pool Subsidiaries.” This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.
Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Quota Share and Global Quota Share remained the same for the twelve month period ended December 31,2017 and for the three month period ended March 31, 2018. The Quota Share cession rate for the ASI Pool Subsidiaries will be increased to 30% effective April 1, 2018, while the Global Quota Share will remain at 25%.
Ceded premiums written increased by 4.2% to $13.4 million for the three month period ended March 31, 2018, compared to $12.9 million for the three month period ended March 31, 2017, primarily due to an increase in price to obtain excess of loss reinsurance coverage.

Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 4.0% to $82.2 million for the three month period ended March 31, 2018 compared to $85.6 million for the three month period ended March 31, 2017. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned was $55.9 million for the three month period ended March 31, 2018, a 15.4% increase compared to $48.4 million for the three month period ended March 31, 2017. The increase in net premiums earned are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
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
Net Claims Incurred
The loss ratio relating to the net claims incurred for the three month period ended March 31, 2018 was 62.7% compared to 60.5% for the three month period ended March 31, 2017. The loss ratio increased over the prior year period primarily as a result of the Company’s continued review of underwriting profitability by product and state and higher than expected claim cost associated with Atlas’ participation in non-voluntary assigned risk pools and run-off commercial auto. For reference, 1.4 percentage points of the year-over-year difference is attributable to assigned risk business, reflecting the challenges facing broader commercial auto, with the remainder of the change attributable to a more conservative current year loss ratio selection. As previously announced, the Company is utilizing machine learning based predictive analytics in the claim area, in addition to using it as an underwriting tool, to further benefit from the data and experience within its organization. Atlas believes this approach amplifies the value of the assets accumulated over its operating subsidiaries’ many years spent focusing on niche target markets to model potential risk and deliver value for both customers and stakeholders. On a year over year basis, the Company expects its loss ratio to continue to generally trend in a positive direction based on prior year and potential future pricing, underwriting and claims activities.
The following tables summarize the claims and claims adjustment expenses incurred, net of reinsurance by line of business and accident year:
Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance ($ in ‘000s)

Three Month Period Ended March 31, 2018				Three Month Period Ended March 31, 2017
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
Current Year	$29,770	$4,130	$33,900	Current Year	$24,993	$4,020	$29,013
Prior Years	905	241	1,145	Prior Years	286	1	287
Totals	$30,675	$4,371	$35,046	Totals	$25,279	$4,021	$29,300

Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. As discussed further below, acquisition costs were $6.0 million for the three month period ended March 31, 2018, or 10.7% of net premiums earned, as compared to $5.1 million, or 10.5% for the three month period ended March 31, 2017.
The table below indicates the impact of the various components of acquisition costs on the combined ratio for the three month periods ended March 31, 2018 and 2017:

($ in ‘000s, percentages to net premiums earned)	Three Month Periods Ended
	March 31, 2018%		March 31, 2017%
Net premiums earned	$55,892	100.0%	$48,426	100.0%
Gross commissions incurred excluding contingent	7,559	13.5%	6,536	13.5%
Gross contingent commissions incurred	1,046	1.9%	831	1.7%
Premium and other taxes incurred	1,834	3.3%	1,429	2.9%
Total gross commissions and taxes incurred	10,439	18.7%	8,796	18.1%
Ceded commissions incurred excluding contingent	(3,105)	(5.6)%	(2,395)	(4.9)%
Ceded contingent commissions incurred	(1,358)	(2.4)%	(1,305)	(2.7)%
Total ceded commissions incurred	(4,463)	(8.0)%	(3,700)	(7.6)%
Total	$5,976	10.7%	$5,096	10.5%
Gross commissions incurred excluding contingent commissions increased by $1 million over the prior year period. The ratio increased mainly because of higher than average acquisition costs in the quarter. The average was higher due to the non-renewal of the one large Illinois taxi fleet which had been historically underwritten at zero commissions. Gross contingent commissions incurred increased by $215,000 over the prior year period primarily as a result of new agents becoming eligible for contingent commissions. Gross contingent commissions are awarded based on the combination of developed loss experience and premium growth. Because Atlas acquired Global Liberty in 2015, the first year in which agents of Global Liberty became eligible for additional compensation was 2018. Premium and other taxes incurred increased by $405,000 over the prior year period as a result of premium growth in jurisdictions with higher premium tax rates offset by attrition in states with lower rates.
Ceded commissions incurred excluding contingent commissions decreased by $710,000 over the prior year period primarily due to the decrease in ceded premiums written for the Quota Share. Ceded contingent commissions incurred decreased by $53,000 over the prior period. Ceded contingent commissions are based on loss experience. The decrease in ceded contingent commissions resulted from unfavorable loss ratios on the Global Quota Share offset by favorable loss ratios on Atlas’ excess of loss reinsurance agreements. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 13.3% and 13.7% for the three month periods ended March 31, 2018 and 2017, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 15.9% in each of the three month periods ended March 31, 2018 and 2017. The other underwriting expense ratio remained the same because net premiums earned increased over the same period. Total other underwriting expenses increased by $1.2 million primarily due to increases in bank charges, boards, bureaus and underwriting association fees, salaries and benefits, depreciation on new headquarters building and its furnishings offset by expenses recovered pursuant to the terms of the Anchor stock purchase agreement.
Also, while the Quota Share and Global Quota Share provide a ceding commission to offset underwriting expense, this commission reduces acquisition costs rather than other underwriting expenses on the statements of income and comprehensive income. With this in mind, acquisition costs, and other underwriting expenses should be examined collectively as total underwriting expenses to understand operating efficiency.
Expenses Related to Stock Purchase Agreements
Atlas recovered $520,000 of expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency for the three month period ended March 31, 2018. Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the three month period ended March 31, 2017
Combined Ratio
Atlas’ combined ratio for the three month period ended March 31, 2018 was 89.3%, compared to 86.9% for the three month period ended March 31, 2017.

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio, and the underwriting expense ratio. The changes in the combined ratio are attributable to the factors described in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, and ‘Acquisition Costs and Other Underwriting Expenses’ sections above.
The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the three month periods ended March 31, 2018 and 2017:

($ in ‘000s, percentages to net premiums earned)	Three Month Periods Ended
	March 31, 2018		March 31, 2017
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%
Net premiums earned	$62,125	100.0%	$55,338	100.0%
Net claims incurred	38,369	61.8%	32,487	58.7%
Acquisition costs	8,236	13.3%	7,602	13.7%
Other insurance general and administrative expenses	9,392	15.1%	7,741	14.0%
Deferred policy acquisition costs amortization	(261)	(0.5)%	(373)	(0.7)%
Expenses recovered related to stock purchase agreements	(520)	(0.8)%	—	—%
Share-based compensation expense	285	0.5%	320	0.6%
Total underwriting profit and combined ratio	$6,624	89.4%	$7,561	86.3%

Net of Quota Share and Global Quota Share:
Net premiums earned	$55,892	100.0%	$48,426	100.0%
Net claims incurred	35,046	62.7%	29,300	60.5%
Acquisition costs	5,976	10.7%	5,096	10.5%
Other insurance general and administrative expenses	9,392	16.8%	7,741	16.0%
Deferred policy acquisition costs amortization	(261)	(0.5)%	(373)	(0.8)%
Expenses recovered related to stock purchase agreements	(520)	(0.9)%	—	—%
Share-based compensation expense	285	0.5%	320	0.7%
Total underwriting profit and combined ratio	$5,974	89.3%	$6,342	86.9%
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income, net of investment expenses, decreased by $179,000 over the prior year period. The decrease resulted from lower returns on equity method investments and higher investment expenses offset by higher interest income on our fixed income securities portfolio. This higher interest income on fixed income securities resulted from increased yields on the fixed income securities portfolio. The gross annualized yield on our fixed income securities was 2.6% and 2.2% for the three month periods ended March 31, 2018 and 2017, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. The gross annualized yield on our cash and cash equivalents was 0.5% and 0.2% for the three month periods ended March 31, 2018 and 2017, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain accounts and higher balances in accounts earning greater interest.
For the three month period ended March 31, 2018, equity method investments and collateral loans generated investment income of $183,000, compared to investment income $476,000 for the three month period ended March 31, 2017. The decrease was primarily due to lower than expected changes to the net book value of certain partnerships. Investment expenses were $283,000 and $221,000 for the three month periods ended March 31, 2018 and 2017, respectively. The increase in investment expenses resulted from an increase in corporate expenses allocated to investments offset by lower investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities.

Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense on outstanding borrowings was $456,000 and $275,000 for the three month periods ended March 31, 2018 and 2017, respectively. The increase in interest expense for the three month period ended March 31, 2018 primarily resulted from a higher interest rate related to the senior unsecured notes and an increase in debt outstanding.
Loss from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. Atlas recorded a loss of $128,000 through net income for the quarter ended March 31, 2018 related to the changes in unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities to take advantage of favorable market conditions. Net realized investment gains for the three month period ended March 31, 2018 were $293,000 compared to $134,000 for the three month period ended March 31, 2017. Net realized investment gains for the three month period ended March 31, 2018 were primarily comprised of gains from the sale of equity securities, partially offset by losses from the sale of fixed income securities. Net realized investment gains for the three month period ended March 31, 2017 were comprised of gains from the sale of fixed income securities and equities.
Other Income
Atlas recorded other income of $164,000 and $114,000 for the three month periods ended March 31, 2018 and 2017, respectively. The increase in other income is primarily the result of rental income from one tenant occupying space in Atlas’ corporate headquarters building.
Income before Income Taxes
Atlas generated pre-tax income of $6.8 million for the three month period ended March 31, 2018 compared to pre-tax income of $7.5 million for the three month period ended March 31, 2017, or a 8.7% decrease over the prior year’s first quarter. This change is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Loss from Change in Fair Value of Equity Securities’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
Income Taxes
Due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company’s deferred tax assets and liabilities as of December 31, 2017 were re-measured at the new enacted tax rate of 21%.  As of December 31, 2016, the Company measured its deferred tax assets and liabilities at the enacted rate in effect of 35%. For the year ended December 31, 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset as a result of this re-measurement. There have been no changes to this preliminary amount in the three month period ended March 31, 2018. Refer to ‘Note 7, Income Taxes’ for further information regarding the Tax Act.
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

Net Income and Earnings per Common Share
Atlas had net income of $5.5 million during the three month period ended March 31, 2018 compared to $4.9 million during the three month period ended March 31, 2017. Earnings per common share diluted for the three month period ended March 31, 2018 was $0.45 compared to $0.40 for the three month period ended March 31, 2017, primarily due to increased income and the decrease in potentially dilutive ordinary shares.
The following chart illustrates Atlas’ potential dilutive common shares for the three month periods ended March 31, 2018 and 2017:

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Weighted average common shares outstanding	12,140,587	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	57,474	155,049
Dilutive average common shares outstanding	12,198,061	12,200,568

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
Portfolio Composition
Atlas held securities with a fair value of $156.6 million and $166.4 million as of March 31, 2018 and December 31, 2017, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio ($ in ‘000s)

	March 31, 2018	December 31, 2017
Fixed Income Securities:
U.S. Treasury and other U.S. government obligations	$20,469	$21,186
States, municipalities and political subdivisions	11,846	13,243
Corporate
Banking/financial services	17,131	21,382
Consumer goods	12,074	9,679
Capital goods	6,016	7,992
Energy	8,385	7,515
Telecommunications/utilities	10,752	11,215
Health care	754	1,059
Total Corporate	55,112	58,842
Mortgage Backed
Mortgage backed - agency	26,477	30,613
Mortgage backed - commercial	22,930	22,587
Total Mortgage Backed	49,407	53,200
Other asset backed	12,417	11,513
Total Fixed Income Securities	$149,251	$157,984
Equities	7,315	8,446
Totals	$156,566	$166,430
For the three month period ended March 31, 2018, total investment holdings decreased to $186.6 million from $197.9 million as of December 31, 2017 due to the net sales of fixed income securities and equities, the repayment of one collateral loan and negative changes in market values.

Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a very moderate impact from the effect of global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe they will alter the fundamental outlook of the Company’s investment holdings.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of March 31, 2018, the carrying value of the limited partnerships was approximately $26.2 million versus approximately $25.3 million as of December 31, 2017. The increase in carrying value resulted from one additional investment. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. As of March 31, 2018, the carrying values of the collateral loans were approximately $3.9 million versus approximately $6.2 million as of December 31, 2017. One collateral loan was repaid during three month period ended March 31, 2018.
The following table summarizes investments in equity method investments by investment type as of March 31, 2018 and December 31, 2017 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
	March 31, 2018	March 31, 2018	December 31, 2017
Real estate	$2,842	$10,792	$10,660
Insurance linked securities	—	9,111	9,073
Activist hedge funds	—	4,185	4,367
Venture capital	3,278	1,802	853
Other joint venture	—	325	325
Total Equity Method Investments	$6,120	$26,215	$25,278
Liquidity and Cash Flow Risk
As of March 31, 2018, 26.0% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 28.5% as of December 31, 2017. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of March 31, 2018, the fixed income securities had a weighted average life of 5.2 years and a duration of 4.0 years, compared to a weighted average life of 4.9 years and a duration of 3.9 years, as of December 31, 2017. The increase in weighted average life of the fixed income securities portfolio was the result of the reinvestment of proceeds from the maturity and sales of fixed income securities with longer average lives. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of March 31, 2018 and December 31, 2017 was 26.7% and 26.8%, respectively. The decrease is primarily the result of the increase in shareholders’ equity. Refer to the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
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

As of March 31, 2018, Atlas’ allowance for bad debt was $3.7 million, compared to $3.4 million as of December 31, 2017. The increase in the allowance for bad debt was related to the re-estimation of the allowance, which was based on premium growth, during the three month period ended March 31, 2018.
The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.6% rated ‘BBB’ or better as of March 31, 2018 compared to 99.3% as of December 31, 2017.
Credit ratings of fixed income securities portfolio ($ in ‘000s)

	March 31, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$42,492	28.5%	$42,978	27.2%
AA/Aa	53,499	35.9%	58,173	36.8%
A/A	25,879	17.3%	27,384	17.3%
BBB/Baa	26,761	17.9%	28,348	18.0%
BB	412	0.3%	875	0.6%
B	208	0.1%	226	0.1%
Total Fixed Income Securities	$149,251	100.0%	$157,984	100.0%
Other-than-temporary impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the three month periods ended March 31, 2018 and 2017.
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
The total fair value of the securities in an unrealized loss position as of March 31, 2018 was $130.6 million compared to $108.1 million as of December 31, 2017. This increase was primarily driven by the negative changes in market values during the first three months of 2018. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $62.0 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of March 31, 2018 as compared to $61.4 million as of December 31, 2017. The increase in the amount recoverable from third party reinsurers resulted from a decrease in ceded incurred but not reported (“IBNR”) reserves and the timing of the collection of amounts recoverable on paid claims offset by the increase in ceded case reserves.
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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc., SCOR Re, a subsidiary of SCOR U.S. Corporation, and Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. Great American has a financial strength rating of A1 from Moody’s, Gen Re has a financial strength rating of AA+ from Fitch, SCOR Re has a financial strength rating of AA- from Fitch, and Swiss Re has a financial strength rating of Aa3 from Moody’s.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of March 31, 2018 and as of December 31, 2017. The other line of business is comprised of our surety program (currently in run-off), Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Provision for unpaid claims by type - gross of reinsurance ($ in ‘000s)

	March 31, 2018	December 31, 2017	YTD% Change
Case reserves	$67,113	$62,769	6.9%
IBNR	137,629	148,879	(7.6)%
Total	$204,742	$211,648	(3.3)%
Provision for unpaid claims by line of business – gross of reinsurance ($ in ‘000s)

	March 31, 2018	December 31, 2017	YTD% Change
Commercial automobile liability	$199,427	$204,654	(2.6)%
Other	5,315	6,994	(24.0)%
Total	$204,742	$211,648	(3.3)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in ‘000s)

	March 31, 2018	December 31, 2017	YTD% Change
Commercial automobile liability	$148,532	$153,319	(3.1)%
Other	3,894	4,927	(21.0)%
Total	$152,426	$158,246	(3.7)%
During the three month period ended March 31, 2018, case reserves increased by 6.9% compared to December 31, 2017, and IBNR reserves decreased by 7.6%. The increase in case reserves was primarily due to an increase in new claims reported on the two most recent accident years. The decrease in IBNR was primarily due to new claims reported on prior accident years for our commercial auto and non-voluntary assigned risk programs.

The following tables summarize the provision for unpaid claims, gross of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of March 31, 2018	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$5,326	$269	$5,595	$27,408	$940	$28,349
Prior Years	60,277	1,241	61,518	106,416	2,865	109,280
Totals	$65,603	$1,510	$67,113	$133,824	$3,805	$137,629
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$30,619	$(462)	$30,157	$78,625	$1,180	$79,805
Prior Years	30,393	2,219	32,612	65,017	4,057	69,074
Totals	$61,012	$1,757	$62,769	$143,642	$5,237	$148,879
The following tables summarize the provision for unpaid claims, net of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of March 31, 2018	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$4,732	$200	$4,933	$20,568	$817	$21,385
Prior Years	52,711	454	53,165	70,520	2,423	72,944
Totals	$57,443	$654	$58,097	$91,088	$3,240	$94,328
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$27,421	$(309)	$27,112	$49,888	$844	$50,732
Prior Years	25,701	1,303	27,004	50,309	3,089	53,398
Totals	$53,122	$994	$54,116	$100,197	$3,933	$104,130

The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three month periods ended March 31, 2018 and 2017 were as follows ($ in ‘000s):

	Three Month Periods Ended
	March 31, 2018	March 31, 2017
Unpaid claims and claims adjustment expenses, beginning of period	$211,648	$139,004
Less: reinsurance recoverable	53,402	35,370
Net unpaid claims and claims adjustment expenses, beginning of period	158,246	103,634

Change in retroactive reinsurance ceded	—	(17)

Incurred related to:
Current year	33,900	29,013
Prior years	1,146	287
	35,046	29,300

Paid related to:
Current year	7,301	5,404
Prior years	33,565	32,765
	40,866	38,169

Net unpaid claims and claims adjustment expenses, end of period	152,426	94,748
Add: reinsurance recoverable	52,316	33,223
Unpaid claims and claims adjustment expenses, end of period	$204,742	$127,971
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
The incurred related to prior years for the three month periods ended March 31, 2018 and 2017 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools and run-off commercial auto. The provision for unpaid claims and claims adjustment expenses decreased by 3.3% to $204.7 million as of March 31, 2018 compared to $211.6 million as of December 31, 2017 as a result of claim settlement activities on prior accident years. Open inventory for reported claims on accident years 2017 and prior as of March 31, 2018 is 11,233 compared to 13,872 as of December 31, 2017.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Off-balance sheet arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Common Share
Book value per common share was as follows:

As of: ($ in ‘000s, except for share and per share data)	March 31, 2018	December 31, 2017
Shareholders’ equity	$91,390	$90,645
Less: Accumulated dividends on preferred stock	333	333
Common equity	$91,057	$90,312
Common shares:
Common shares outstanding	11,936,970	12,164,041
Restricted stock units (RSUs)	7,408	14,816
Total common shares	11,944,378	12,178,857
Book value per common share outstanding	$7.62	$7.42
Year-to-date in 2018, book value per common share increased by $0.20 relative to December 31, 2017 as follows: an increase of $0.44 related to net income after tax, a decrease of $0.01 related to the change in fair value of equity securities, an increase of $0.02 related to realized investment gains after tax, a decrease of $0.17 related to the change in unrealized gains/losses after tax, a net decrease of $0.09 related to share repurchases, and a net increase of $0.01 related to share-based compensation impacts. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Loss from Change in Fair Value of Equity Securities’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in their securities portfolio. Refer also to the discussion above in the ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations.
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
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

	Three Month Period Ended	Twelve Month Period Ended
	March 31, 2018	December 31, 2017
Net cash flows provided by operating activities	$4,661	$26,472
Net cash flows provided by (used in) investing activities	5,420	(15,909)
Net cash flows (used in) provided by financing activities	(3,008)	5,164
Net increase in cash	$7,073	$15,727
Cash provided by operations during the three month period ended March 31, 2018 was primarily due to net income offset by the decrease in net operating assets and liabilities. We receive most premium in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the three month period ended March 31, 2018 was primarily a result of the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of one collateral loan, partially offset by property and equipment purchases.
Cash used in financing activities during the three month period ended March 31, 2018 was primarily a result of shares repurchased under the Share Repurchase Program.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the three month period ended March 31, 2018, 255,505 shares were repurchased under this Share Repurchase Program.
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
As of March 31, 2018, our Insurance Subsidiaries had a combined statutory surplus of $91.0 million and had combined net premiums written and combined statutory net income for the three month period ended March 31, 2018 of $82.2 million and $3.3 million, respectively.
As of December 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $87.8 million and had combined net premiums written and combined statutory net loss for the twelve month period ended December 31, 2017 of $231.1 million and $35.2 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the three month period ended March 31, 2018 or during the year ended December 31, 2017.
Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk that were discussed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds.
(c)
On March 21, 2017, the Company’s Board of Directors approved and announced a Share Repurchase Program of up to 650,000 shares of ordinary voting common shares. The repurchases were made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018.
The following table summarizes the activities related to the Share Repurchase Program for the three month period ended March 31, 2018:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs[2]
January 1-31, 2018	—	$—	—	650,000
February 1-28, 2018	—	—	—	650,000
March 1-31, 2018	255,505	11.74	255,505	—
Total	255,505	$11.74	255,505	—
1 - Purchases were made in open-market transactions
2 - Maximum number of shares approved for purchase under the Share Repurchase Program announced on March 21, 2017; the program expired on
March 21, 2018 and no further purchases will be made

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

Date:	May 7, 2018	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer