Form 10-Q
period 2018-06-30
Atlas Financial Holdings, Inc.
filed 2018-08-06
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2018	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
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

There were 11,936,970 shares of the Registrant’s common stock outstanding as of August 3, 2018, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,369,827 shares as of August 3, 2018 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2018

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $142,100 and $158,411)	$138,182	$157,984
Equity securities, at fair value (cost $6,081 and $7,969)	6,463	8,446
Other investments	29,063	31,438
Total Investments	173,708	197,868
Cash and cash equivalents	52,707	45,615
Accrued investment income	1,355	1,248
Premiums receivable (net of allowance of $3,766 and $3,418)	91,056	79,664
Reinsurance recoverables on amounts paid	10,663	7,982
Reinsurance recoverables on amounts unpaid	46,614	53,402
Prepaid reinsurance premiums	24,213	12,878
Deferred policy acquisition costs	13,956	14,797
Deferred tax asset, net	14,636	16,985
Goodwill	2,726	2,726
Intangible assets, net	3,950	4,145
Property and equipment, net	28,356	24,439
Other assets	19,191	20,754
Total Assets	$483,131	$482,503
Liabilities
Claims liabilities	$187,170	$211,648
Unearned premium reserves	145,078	128,043
Due to reinsurers	15,586	8,411
Notes payable, net	24,143	24,031
Other liabilities and accrued expenses	14,932	19,725
Total Liabilities	$386,909	$391,858
Commitments and contingencies (see Note 8)
Shareholders' Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: June 30, 2018 - 12,192,475 and December 31, 2017 - 12,164,041; shares outstanding: June 30, 2018 - 11,936,970 and December 31, 2017 - 12,164,041	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2018 and December 31, 2017 - 0	—	—
Additional paid-in capital	201,668	201,105
Treasury stock, at cost: June 30, 2018 - 255,505 and December 31, 2017 - 0 shares of ordinary voting common shares	(3,000)	—
Retained deficit	(99,386)	(110,535)
Accumulated other comprehensive (loss) income, net of tax	(3,096)	39
Total Shareholders' Equity	$96,222	$90,645
Total Liabilities and Shareholders' Equity	$483,131	$482,503
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in ‘000s, except for share and per share data)

Condensed Consolidated Statements of Income	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018 (unaudited)	June 30, 2017 (unaudited)	June 30, 2018 (unaudited)	June 30, 2017 (unaudited)
Net premiums earned	$55,359	$54,049	$111,251	$102,475
Net investment income	1,167	1,266	2,131	2,409
Income (loss) from change in fair value of equity securities	33	—	(95)	—
Net realized gains	154	284	447	418
Other income	16	103	180	217
Total revenue	56,729	55,702	113,914	105,519
Net claims incurred	33,809	32,469	68,855	61,769
Acquisition costs	6,680	6,670	12,656	11,766
Other underwriting expenses	8,602	7,342	17,921	14,933
Amortization of intangible assets	98	98	195	195
Interest expense	461	644	916	912
Expenses recovered pursuant to stock purchase agreements	—	—	(520)	—
Total expenses	49,650	47,223	100,023	89,575
Income from operations before income taxes	7,079	8,479	13,891	15,944
Income tax expense	1,503	2,969	2,786	5,582
Net income attributable to common shareholders	$5,576	$5,510	$11,105	$10,362

Basic weighted average common shares outstanding	11,936,970	12,045,519	12,046,855	12,045,519
Earnings per common share basic	$0.47	$0.46	$0.92	$0.86
Diluted weighted average common shares outstanding	11,952,266	12,181,880	12,070,343	12,191,646
Earnings per common share diluted	$0.47	$0.45	$0.92	$0.85

Condensed Consolidated Statements of Comprehensive Income

Net income	$5,576	$5,510	$11,105	$10,362

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(933)	733	(3,701)	1,082
Reclassification to net income	52	(150)	210	(239)
Effect of income taxes	184	(204)	733	(295)
Other comprehensive (loss) income	(697)	379	(2,758)	548
Total comprehensive income	$4,879	$5,889	$8,347	$10,910
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity
Balance December 31, 2016	$36	$—	$199,244	$—	$(71,718)	$(220)	$127,342
Net income	—	—	—	—	10,362	—	10,362
Other comprehensive income	—	—	—	—	—	548	548
Share-based compensation	—	—	605	—	—	—	605
Balance June 30, 2017 (unaudited)	$36	$—	$199,849	$—	$(61,356)	$328	$138,857

Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net income	—	—	—	—	11,105	—	11,105
Repurchase of common shares	—	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	—	(2,758)	(2,758)
Share based compensation	—	—	571	—	—	—	571
Other	—	—	(8)		—	—	(8)
Balance June 30, 2018 (unaudited)	$36	$—	$201,668	$(3,000)	$(99,386)	$(3,096)	$96,222
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Six Month Periods Ended
	June 30, 2018 (unaudited)	June 30, 2017 (unaudited)
Operating activities:
Net income	$11,105	$10,362
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,365	553
Share-based compensation expense	571	605
Amortization of deferred gain on sale of headquarters building	—	(17)
Amortization of intangible assets	195	195
Deferred income taxes	3,082	875
Loss from change in fair value of equity securities	95	—
Net realized gains	(447)	(418)
Gain in equity of investees	(257)	(504)
Amortization of bond premiums and discounts	367	479
Amortization of financing costs	112	252
Net changes in operating assets and liabilities:
Accrued investment income	(106)	(428)
Premiums receivable, net	(11,392)	(18,298)
Due from reinsurers and prepaid reinsurance premiums	(7,228)	7,942
Deferred policy acquisition costs	841	(4,005)
Other assets	1,561	4,475
Claims liabilities	(24,479)	(20,015)
Unearned premium reserves	17,035	30,100
Due to reinsurers	7,176	378
Other liabilities and accrued expenses	(4,793)	179
Net cash flows (used in) provided by operating activities	(5,197)	12,710
Investing activities:
Purchases of:
Fixed income securities	(29,921)	(21,367)
Equity securities	(2,350)	(3,100)
Other investments	(953)	(1,828)
Property and equipment	(5,282)	(1,463)
Proceeds from sale and maturity of:
Fixed income securities	45,661	24,709
Equity securities	4,849	4,582
Other investments	3,626	600
Net cash flows provided by investing activities	15,630	2,133
Financing activities:
Repurchase of common shares	(3,000)	—
Proceeds from notes payable, net of issuance costs	—	23,897
Repayment of notes payable	—	(19,400)
Preferred dividends paid	(333)	—
Other	(8)	—
Net cash flows (used in) provided by financing activities	(3,341)	4,497
Increase in cash position	7,092	19,340
Cash position, Beginning of Period	45,615	29,888
Cash position, End of Period	$52,707	$49,228

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(1,724)	$(236)
Interest	828	510
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
The results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results expected for the full calendar year.
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
2. NEW ACCOUNTING STANDARDS
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the six month period ended June 30, 2018, as compared to those described in our Annual Report on Form 10-K for the twelve month period ended December 31, 2017, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2018 have been adopted by the Company.
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

Not Yet Adopted
In July 2018 and February 2016, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements and ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2016-02, Leases (Topic 842), respectively. The provisions of these updates impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The update requires either the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented or the transition method, which requires entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the modified retrospective approach to restate beginning with the earliest period presented. See Note 8, ‘Commitments and Contingencies’ for further discussion of the future lease commitments. The adoption of this update is expected to increase both assets and liabilities, equally, on the Consolidated Statements of Financial Position by the present value of the leases at each reporting date. There is no expected impact to any of Atlas’ current financial covenants as a result of the increase to reported liabilities.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period for certain callable fixed income securities held at a premium to the earliest possible call date. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the prescribed modified retrospective approach. Atlas currently has fixed income securities that are callable and held at a premium. The amount of the difference in amortization from current accounting treatment to the change prescribed in this ASU will be recorded upon adoption as an adjustment to retained earnings and treated as a change in accounting principle. Because the first call date for most of these fixed income securities is less than one year from its maturity date, Atlas does not expect the adjustment to retained earnings to be material. The impact of the ASU on these certain securities will change as securities mature or are sold. Atlas also will consider the impact of this ASU on future purchases of fixed income securities.
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
All other recently issued pronouncements with effective dates after June 30, 2018 are not expected to have a material impact on the consolidated financial statements.
3. INTANGIBLE ASSETS
The following table presents a summary of intangible assets by major asset class as of June 30, 2018 and December 31, 2017:

($ in ‘000s)
As of June 30, 2018	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$398	$1,402
Customer relationship	10 years	2,700	892	1,808
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,290	$3,950

As of December 31, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$337	$1,463
Customer relationship	10 years	2,700	758	1,942
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,095	$4,145

4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the three and six month periods ended June 30, 2018 and 2017 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
($ in ‘000s, except share and per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic:
Income from operations before income taxes	$7,079	$8,479	$13,891	$15,944
Income tax expense	1,503	2,969	2,786	5,582
Net income attributable to common shareholders	$5,576	$5,510	$11,105	$10,362
Basic weighted average common shares outstanding	11,936,970	12,045,519	12,046,855	12,045,519
Earnings per common share basic	$0.47	$0.46	$0.92	$0.86
Diluted:
Basic weighted average common shares outstanding	11,936,970	12,045,519	12,046,855	12,045,519
Add:
Dilutive stock options outstanding	15,296	136,361	23,488	146,127
Diluted weighted average common shares outstanding	11,952,266	12,181,880	12,070,343	12,191,646
Earnings per common share diluted	$0.47	$0.45	$0.92	$0.85
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. For the three and six month periods ended June 30, 2018 and 2017, all exercisable stock options were deemed to be dilutive.

5. INVESTMENTS
Atlas adopted ASU 2016-01 as of January 1, 2018, which requires equity investments, except those accounted for under the equity method, to be measured at fair value and changes in fair value to be recognized in net income. Prior periods have not been restated for the current presentation, per the guidance in the ASU. See Note 2, ‘New Accounting Standards’, for a summary of the changes.
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities are as follows ($ in ‘000s):

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,975	$1	$(528)	$20,448
States, municipalities and political subdivisions	9,809	7	(248)	9,568
Corporate
Banking/financial services	16,010	33	(446)	15,597
Consumer goods	11,576	—	(310)	11,266
Capital goods	6,377	34	(171)	6,240
Energy	7,523	1	(255)	7,269
Telecommunications/utilities	9,135	—	(379)	8,756
Health care	832	—	(76)	756
Total corporate	51,453	68	(1,637)	49,884
Mortgage backed
Mortgage backed - agency	26,653	6	(882)	25,777
Mortgage backed - commercial	22,675	74	(727)	22,022
Total mortgage backed	49,328	80	(1,609)	47,799
Other asset backed	10,535	6	(58)	10,483
Total fixed income securities	$142,100	$162	$(4,080)	$138,182

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$21,488	$—	$(302)	$21,186
States, municipalities and political subdivisions	13,265	78	(100)	13,243
Corporate
Banking/financial services	21,246	189	(53)	21,382
Consumer goods	9,674	70	(65)	9,679
Capital goods	7,822	181	(11)	7,992
Energy	7,460	81	(26)	7,515
Telecommunications/utilities	11,179	109	(73)	11,215
Health care	1,112	1	(54)	1,059
Total corporate	58,493	631	(282)	58,842
Mortgage backed
Mortgage backed - agency	30,920	57	(364)	30,613
Mortgage backed - commercial	22,689	153	(255)	22,587
Total mortgage backed	53,609	210	(619)	53,200
Other asset backed	11,556	8	(51)	11,513
Total fixed income securities	$158,411	$927	$(1,354)	$157,984

The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of June 30, 2018	Amortized Cost	Fair Value
One year or less	$7,165	$7,154
One to five years	31,034	30,322
Five to ten years	38,042	36,689
More than ten years	5,996	5,735
Total contractual maturity	82,237	79,900
Total mortgage and asset backed	59,863	58,282
Total	$142,100	$138,182
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
There were no other-than-temporary impairments recorded for the three and six month periods ended June 30, 2018 and 2017 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company’s investments in fixed income securities as of June 30, 2018 and fixed income securities and equities as of December 31, 2017 is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$11,007	$(263)	$8,946	$(265)	$19,953	$(528)
States, municipalities and political subdivisions	5,428	(122)	3,639	(126)	9,067	(248)
Corporate
Banking/financial services	12,246	(373)	1,882	(73)	14,128	(446)
Consumer goods	9,216	(237)	1,901	(73)	11,117	(310)
Capital goods	5,511	(171)	—	—	5,511	(171)
Energy	6,669	(255)	—	—	6,669	(255)
Telecommunications/utilities	7,883	(304)	872	(75)	8,755	(379)
Health care	436	(27)	319	(49)	755	(76)
Total corporate	41,961	(1,367)	4,974	(270)	46,935	(1,637)
Mortgage backed
Mortgage backed - agency	15,456	(486)	9,528	(396)	24,984	(882)
Mortgage backed - commercial	12,569	(393)	6,768	(334)	19,337	(727)
Total mortgage backed	28,025	(879)	16,296	(730)	44,321	(1,609)
Other asset backed	8,092	(50)	1,086	(8)	9,178	(58)
Total fixed income securities	$94,513	$(2,681)	$34,941	$(1,399)	$129,454	$(4,080)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$11,179	$(110)	$10,007	$(192)	$21,186	$(302)
States, municipalities and political subdivisions	5,355	(36)	2,818	(64)	8,173	(100)
Corporate
Banking/financial services	6,021	(26)	1,931	(27)	7,952	(53)
Consumer goods	5,835	(47)	710	(18)	6,545	(65)
Capital goods	2,611	(10)	101	(1)	2,712	(11)
Energy	3,368	(26)	—	—	3,368	(26)
Telecommunications/utilities	4,488	(23)	938	(50)	5,426	(73)
Health care	607	(7)	322	(47)	929	(54)
Total corporate	22,930	(139)	4,002	(143)	26,932	(282)
Mortgage backed
Mortgage backed - agency	13,203	(136)	9,786	(228)	22,989	(364)
Mortgage backed - commercial	10,360	(53)	6,553	(202)	16,913	(255)
Total mortgage backed	23,563	(189)	16,339	(430)	39,902	(619)
Other asset backed	9,817	(44)	1,087	(7)	10,904	(51)
Total fixed income securities	$72,844	$(518)	$34,253	$(836)	$107,097	$(1,354)
Equities	1,007	(26)	—	—	1,007	(26)
Totals	$73,851	$(544)	$34,253	$(836)	$108,104	$(1,380)
As of June 30, 2018, we held 454 individual fixed income securities that were in an unrealized loss position, of which 117 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2017, we held 346 and 2 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 103 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and six month periods ended June 30, 2018 or for the year ended December 31, 2017, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three and six month periods ended June 30, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total investment income
Interest income	$1,069	$917	$2,133	$1,805
Income from other investments	284	573	467	1,049
Investment expenses	(186)	(224)	(469)	(445)
Net investment income	$1,167	$1,266	$2,131	$2,409

The following table presents the aggregate proceeds, gross realized investment gains and gross realized investment losses from sales and calls of fixed income securities, equities and other investments for the three and six month periods ended June 30, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Fixed income securities:
Proceeds from sales and calls	$15,402	$9,130	$36,357	$14,352
Gross realized investment gains	85	110	253	164
Gross realized investment losses	(236)	(22)	(457)	(32)
Equities:
Proceeds from sales	$3,000	$3,128	$4,849	$4,582
Gross realized investment gains	290	196	636	288
Gross realized investment losses	(26)	—	(26)	(2)
Other Investments:
Proceeds from sales	$41	$—	$41	$—
Gross realized investment gains	41	—	41	—
Total:
Proceeds from sales and calls	$18,443	$12,258	$41,247	$18,934
Gross realized investment gains	416	306	930	452
Gross realized investment losses	(262)	(22)	(483)	(34)
The following table summarizes the components of net realized gains (losses) for the three and six month periods ended June 30, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Fixed income securities	$(151)	$88	$(204)	$132
Equities	264	196	610	286
Other	41	—	41	—
Net realized gains	$154	$284	$447	$418
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $26.4 million and $25.3 million as of June 30, 2018 and December 31, 2017, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $2.7 million and $6.2 million as of June 30, 2018 and December 31, 2017, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of June 30, 2018 and December 31, 2017, the Company had no valuation allowances established for impaired loans.

Collateral pledged
As of June 30, 2018 and December 31, 2017, bonds, cash and cash equivalents with a fair value of $14.8 million and $15.0 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of June 30, 2018 and December 31, 2017, the amounts of such pledged securities were $23.2 million and $12.2 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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

The following table summarizes Atlas’ investments at fair value as of June 30, 2018 and as of December 31, 2017 ($ in ‘000s):

As of June 30, 2018	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,448	$—	$—	$20,448
States, municipalities and political subdivisions	—	9,568	—	9,568
Corporate
Banking/financial services	—	15,597	—	15,597
Consumer goods	—	11,266	—	11,266
Capital goods	—	6,240	—	6,240
Energy	—	7,269	—	7,269
Telecommunications/utilities	—	8,756	—	8,756
Health care	—	756	—	756
Total corporate	—	49,884	—	49,884
Mortgage backed
Mortgage backed - agency	—	25,777	—	25,777
Mortgage backed - commercial	—	22,022	—	22,022
Total mortgage backed	—	47,799	—	47,799
Other asset backed	—	10,483	—	10,483
Total fixed income securities	$20,448	$117,734	$—	$138,182
Equities	6,463	—	—	6,463
Totals	$26,911	$117,734	$—	$144,645

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$21,186	$—	$—	$21,186
States, municipalities and political subdivisions	—	13,243	—	13,243
Corporate
Banking/financial services	—	21,382	—	21,382
Consumer goods	—	9,679	—	9,679
Capital goods	—	7,992	—	7,992
Energy	—	7,515	—	7,515
Telecommunications/utilities	—	11,215	—	11,215
Health care	—	1,059	—	1,059
Total corporate	—	58,842	—	58,842
Mortgage backed
Mortgage backed - agency	—	30,613	—	30,613
Mortgage backed - commercial	—	22,587	—	22,587
Total mortgage backed	—	53,200	—	53,200
Other asset backed	—	11,513	—	11,513
Total fixed income securities	$21,186	$136,798	$—	$157,984
Equities	8,446	—	—	8,446
Totals	$29,632	$136,798	$—	$166,430
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.

Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of June 30, 2018. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of June 30, 2018 or December 31, 2017. There were no transfers in or out of Level 2 or Level 3 during the three and six month periods ended June 30, 2018 and 2017.
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
Atlas’ effective tax rate was 21.3% and 20.1% for the three and six month periods ended June 30, 2018, respectively, and 35.0% for each of the three and six month periods ended June 30, 2017. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$1,487	21.0%	$2,968	35.0%	$2,917	21.0%	$5,581	35.0%
Nondeductible expenses	19	0.3	6	0.1	28	0.2	27	0.2
Tax-exempt income	(3)	—	(5)	(0.1)	(6)	—	(10)	(0.1)
State tax (net of federal benefit)	—	—	—	—	(2)	—	(2)	—
Stock compensation	—	—	—	—	(42)	(0.3)	(13)	(0.1)
Nondeductible acquisition accounting adjustment	—	—	—	—	(109)	(0.8)	—	—
Other	—	—	—	—	—	—	(1)	—
Provision for income taxes for continuing operations	$1,503	21.3%	$2,969	35.0%	$2,786	20.1%	$5,582	35.0%
Income tax expense consists of the following for the three and six month periods ended June 30, 2018 and 2017 ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Current tax (benefit) expense	$(147)	$2,304	$(296)	$4,707
Deferred tax expense	1,650	665	3,082	875
Total	$1,503	$2,969	$2,786	$5,582
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

On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards of approximately $11.5 million as of June 30, 2018.
The components of net deferred income tax assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows ($ in ‘000s):

	June 30, 2018	December 31, 2017
Gross deferred tax assets:
Losses carried forward	$11,477	$13,313
Claims liabilities and unearned premium reserves	6,261	6,171
Tax credits	879	1,172
Investments	661	—
Commissions	887	623
Stock compensation	627	602
Other	892	1,094
Total gross deferred tax assets	21,684	22,975

Gross deferred tax liabilities:
Deferred policy acquisition costs	2,931	3,107
Investments	—	213
Fixed assets	1,764	847
Intangible assets	674	715
Other	1,679	1,108
Total gross deferred tax liabilities	7,048	5,990
Net deferred tax assets	$14,636	$16,985
Amounts and expiration dates of the operating loss carryforwards as of June 30, 2018 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2001	2021	$135
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	294
2012	2032	9,235
2015	2035	1
2017	2037	21,865
Total		$54,650
NOLs and other carryforwards generated in 2015 and 2017 are not limited by IRC Section 382.
Atlas has not established a valuation allowance for its gross future deferred tax assets as of June 30, 2018 or December 31, 2017. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. However, there can be no guarantee that a valuation allowance will not be required in the future.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six month periods ended June 30, 2018 and 2017. Tax year 2014 and years thereafter are subject to examination by the IRS.
8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its former headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the initial five year lease term, which ended in May 2017. The deferred gain was completely recognized at the end of the second quarter in 2017, and no offset to rent expense was recognized for the three and six month periods ended June 30, 2018. Atlas recognized $6,000 and $17,000 as an offset to rent expense for the three and six month periods ended June 30, 2017, respectively. Total rental expense recognized on the former headquarters building was $201,000 and $398,000 for the three and six month periods ended June 30, 2017, respectively. There was no rental expense recognized on the former headquarters building for the three and six month periods ended June 30, 2018.
As of June 30, 2018, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining non-cancelable lease terms in excess of one year ($ in ‘000s):

Year	2018	2019	2020	2021	2022	2023 & Beyond	Total
Amount	$568	$1,153	$1,087	$954	$174	$16	$3,952
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of June 30, 2018, the unfunded commitments are $6.1 million.
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

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of June 30, 2018 and December 31, 2017 (excluding assets held for sale) ($ in ‘000s):

	June 30, 2018	December 31, 2017
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	8,689	7,900
Leasehold improvements	190	140
Internal use software	13,488	9,567
Computer equipment	1,682	1,465
Furniture and other office equipment	2,888	2,582
Total	36,202	30,919
Accumulated depreciation	(7,846)	(6,480)
Total property and equipment, net	$28,356	$24,439
Depreciation expense and amortization was $687,000 and $280,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $1.4 million and $553,000 for the six month periods ended June 30, 2018 and 2017, respectively. For the year ended December 31, 2017, depreciation expense and amortization was $1.4 million.
During the year ended December 31, 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet of the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $16,000 and $103,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $179,000 and $207,000 for the six month periods ended June 30, 2018 and 2017, respectively. Depreciation expense related to the building and its improvements was $281,000 and $542,000 for the three and six month periods ended June 30, 2018, respectively. There was no depreciation expense related to the building and its improvements for three and six month periods ended June 30, 2017. There was $171,000 of depreciation expense related to the building and its improvements recorded for the year ended December 31, 2017.
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

Premiums written, premiums earned and amounts related to reinsurance as of and for the three and six month periods ended June 30, 2018 and 2017 are as follows ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Direct premiums written	$51,138	$56,409	$136,848	$147,474
Assumed premiums written	6,221	945	16,100	8,376
Ceded premiums written	(22,594)	(11,042)	(35,997)	(23,905)
Net premiums written	$34,765	$46,312	$116,951	$131,945

Direct premiums earned	$63,854	$63,474	$126,978	$121,839
Assumed premiums earned	4,879	2,254	8,935	3,911
Ceded premiums earned	(13,374)	(11,679)	(24,662)	(23,275)
Net premiums earned	$55,359	$54,049	$111,251	$102,475

Ceded claims and claims adjustment expenses	$3,784	$3,109	$12,029	$6,834
Ceding commissions	3,531	3,085	7,994	6,785
11. CLAIMS LIABILITIES
Unpaid claims and claims adjustment expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2018 and 2017 were as follows ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Unpaid claims and claims adjustment expenses, beginning of period	$204,742	$127,971	$211,648	$139,004
Less: reinsurance recoverable	52,316	33,223	53,402	35,370
Net unpaid claims and claims adjustment expenses, beginning of period	152,426	94,748	158,246	103,634

Change in retroactive reinsurance ceded	—	62	—	45

Incurred related to:
Current year	33,588	32,315	67,488	61,328
Prior years	221	154	1,367	441
	33,809	32,469	68,855	61,769

Paid related to:
Current year	13,499	10,147	20,800	15,551
Prior years	32,180	26,081	65,745	58,846
	45,679	36,228	86,545	74,397

Net unpaid claims and claims adjustment expenses, end of period	140,556	91,051	140,556	91,051
Add: reinsurance recoverable	46,614	27,938	46,614	27,938
Unpaid claims and claims adjustment expenses, end of period	$187,170	$118,989	$187,170	$118,989

The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments.
The unfavorable development for the three and six month periods ended June 30, 2018 and 2017 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
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
Stock options - Stock option activity for the six month periods ended June 30, 2018 and 2017 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	Six Month Periods Ended
	June 30, 2018		June 30, 2017
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	54,390	C$6.00	187,728	C$6.22
Granted	—	—	—	—
Exercised	(27,195)	C$6.00	—	—
Outstanding, end of period	27,195	C$6.00	187,728	C$6.22

	Six Month Periods Ended
	June 30, 2018		June 30, 2017
US$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 202,195 stock options that are exercisable as of June 30, 2018. The stock option grants outstanding have a weighted average remaining life of 5.98 years and have an intrinsic value of $114,000 as of June 30, 2018.
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

On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process.  The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met.  In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and six month periods ended June 30, 2018, no shares of either of these restricted stock grants for ordinary voting common shares or these options to acquire ordinary voting common shares vested due to not meeting annual performance targets. For the three and six month periods ended June 30, 2017, 40,000 shares vested.
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
Restricted shares - The activity for the restricted stock grants for ordinary voting common shares and restricted share units for the six month periods ended June 30, 2018 and 2017 are as follows:

	Six Month Periods Ended
	June 30, 2018		June 30, 2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	234,080	$16.15	311,120	$15.92
Granted	—	—	—	—
Vested	(44,448)	12.20	(77,040)	15.21
Non-vested, end of period	189,632	$17.08	234,080	$16.15
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $286,000 and $285,000 in share-based compensation expense, including income tax expense, for the three month periods ended June 30, 2018 and 2017, respectively, and $571,000 and $605,000 for the six month periods ended June 30, 2018 and 2017, respectively. Total unearned share-based compensation expense was $508,000 related to all stock option grants and $943,000 related to restricted stock grants for ordinary voting common shares and restricted share units as of June 30, 2018. This unearned share-based compensation expense will be amortized over the next 20 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined Contribution Plan - Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $133,000 and $114,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $280,000 and $242,000 for the six month periods ended June 30, 2018 and 2017, respectively.
Employee Stock Purchase Plan - The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $55,000 and $50,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $120,000 and $105,000 for the six month periods ended June 30, 2018 and 2017, respectively. Share purchases pursuant to this plan are made in the open market.

14. SHARE CAPITAL AND MEZZANINE EQUITY
Share Capital
The share capital is as follows:

		June 30, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of June 30, 2018.
There were 7,408 and 14,816 non-vested restricted stock units (“RSUs”) as of June 30, 2018 and December 31, 2017, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
In each of the six month periods ended June 30, 2018 and 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the six month period ended June 30, 2018, the Company issued 27,195 ordinary voting common shares and immediately canceled 6,169 shares as a result of a cashless exercise of options.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program could have been modified, suspended, or discontinued at any time. During the six month period ended June 30, 2018, 255,505 shares were repurchased under this Share Repurchase Program.
Mezzanine Equity
There were no preferred shares outstanding as of June 30, 2018 and December 31, 2017.
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
As of December 31, 2017, Atlas accrued $333,000 in dividends on the preferred shares for the former owner of Anchor. During the three and six month periods ended June 30, 2018, Atlas paid $333,000 in dividends earned on the preferred shares to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends owed to the former owner of Anchor.

15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the six month periods ended June 30, 2018 and 2017 consisted of the following ($ in ‘000s):

	Six Month Periods Ended
	June 30, 2018	June 30, 2017
Balance, beginning of period	$14,797	$13,222
Acquisition costs deferred	11,815	15,772
Amortization charged to income	(12,656)	(11,766)
Balance, end of period	$13,956	$17,228
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of June 30, 2018 and December 31, 2017 these related-party transactions comprised 7.6% and 8.4%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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

Interest expense on notes payables was $461,000 and $640,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $916,000 and $915,000 for the six month periods ended June 30, 2018 and 2017, respectively.
Notes payable outstanding as of June 30, 2018 and December 31, 2017 ($ in ‘000s):

	June 30, 2018	December 31, 2017
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
Unamortized issuance costs	(857)	(969)
Total notes payable	$24,143	$24,031
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
As of June 30, 2018, our Insurance Subsidiaries had a combined statutory surplus of $89.2 million and had combined net premiums written and combined statutory net income for the six month period ended June 30, 2018 of $117.0 million and $15.5 million, respectively.
As of December 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $87.8 million and had combined net premiums written and combined statutory net loss for the twelve month period ended December 31, 2017 of $231.1 million and $35.2 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2018 or during the year ended December 31, 2017.

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
II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
Second Quarter 2018 Financial Performance Summary (comparisons to Second Quarter 2017 unless otherwise noted):

•	Gross premiums written in each of the three month periods ended June 30, 2018 and 2017 were $57.4 million

•	In-force premium as of June 30, 2018 increased 2.4% to $270.9 million

•	Total revenue for the three month period ended June 30, 2018 increased by 1.8% to $56.7 million

•	Underwriting income for the second quarter 2018 was $6.2 million compared to $7.5 million

•	The combined ratio for the second quarter 2018 was 88.9% compared to 86.2%

•
Net income for the second quarter 2018 was $5.6 million, or $0.47 earnings per common share diluted, compared to $5.5 million, or $0.45 earnings per common share diluted, representing an increase of $0.02 or 5.3%

•	Book value per common share as of June 30, 2018 was $8.06, compared to $7.42 as of December 31, 2017 and $11.50 as of June 30, 2017

•	Annualized return on equity was 23.8% in the second quarter 2018 compared to 16.2%

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2018 and 2017. Ratios are calculated as a percentage of net premiums earned.
Selected financial information ($ in ‘000s, except per share data)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross premiums written	$57,359	$57,354	$152,948	$155,850
Net premiums earned	55,359	54,049	111,251	102,475
Net claims incurred	33,809	32,469	68,855	61,769
Underwriting expense:
Acquisition costs	6,680	6,670	12,656	11,766
Share-based compensation	286	285	571	605
Expenses recovered related to stock purchase agreements	—	—	(520)	—
Deferred policy acquisition costs amortization	61	455	(200)	82
Other underwriting expenses	8,353	6,700	17,745	14,441
Total underwriting expenses	15,380	14,110	30,252	26,894
Underwriting income	6,170	7,470	12,144	13,812
Net investment income	1,167	1,266	2,131	2,409
Income from operating activities, before income taxes	7,337	8,736	14,275	16,221
Interest expense	(461)	(644)	(916)	(912)
Income (loss) from change in fair value of equity securities	33	—	(95)	—
Realized gains and other income	170	387	627	635
Net income before income taxes	7,079	8,479	13,891	15,944
Income tax expense	1,503	2,969	2,786	5,582
Net income	$5,576	$5,510	$11,105	$10,362

Key Financial Ratios:
Loss ratio	61.1%	60.1%	61.9%	60.3%
Underwriting expense ratio:
Acquisition cost ratio	12.1	12.3	11.4	11.5
Share-based compensation ratio	0.5	0.5	0.5	0.6
Expenses recovered related to stock purchase agreements ratio	—	—	(0.5)	—
Deferred policy acquisition costs amortization ratio	0.1	0.9	(0.2)	0.1
Other underwriting expense ratio	15.1	12.4	16.0	14.0
Total underwriting expense ratio	27.8	26.1	27.2	26.2
Combined ratio	88.9%	86.2%	89.1%	86.5%
Earnings per common share diluted	$0.47	$0.45	$0.92	$0.85
Book value per common share	$8.06	$11.50	$8.06	$11.50
Return on equity (annualized)	23.8%	16.2%	23.8%	15.6%

Three and six month periods ended June 30, 2018 compared to the three and six month periods ended June 30, 2017:
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

The following table summarizes gross premiums written by line of business.
Gross premiums written by line of business ($ in ‘000s)

	Three Month Periods Ended			Six Month Periods Ended
	June 30, 2018	June 30, 2017	% Change	June 30, 2018	June 30, 2017	% Change
Commercial automobile	$56,765	$57,134	(0.6)%	$151,531	$155,441	(2.5)%
Other	594	220	169.1	1,417	409	245.9
Total	$57,359	$57,354	—%	$152,948	$155,850	(1.9)%
Gross premiums written were $57.4 million in each of the three month periods ended June 30, 2018 and 2017. New business represented approximately 32.2% of the total gross premiums written on our core lines for the three month period ended June 30, 2018, as compared to 39.9% for the three month period ended June 30, 2017. New business was higher in the prior year period primarily due to the growth of our limousine and para transit lines for the three month period ended June 30, 2017.
Gross premiums written decreased 1.9% for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 primarily due to the non-renewal of one large Illinois taxi fleet as a result of disciplined underwriting practices in the first quarter. New business represented approximately 29.1% of the total gross premiums written on our core lines for the six month period ended June 30, 2018, as compared to 46.9% for the six month period ended June 30, 2017. New business was higher in the prior year period primarily due to one large TNC fleet which accounted for approximately 11.7% of total gross premiums written for the six month period ended June 30, 2017. This account was renewed in the six month period ended June 30, 2018.
In-force premium was $270.9 million, $268.5 million and $264.6 million as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The Company’s gross unearned premium reserves were $145.1 million, $128.0 million and $143.3 million as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2017 primarily resulted from our January 1 and March 1 common public motor vehicle renewal business in Illinois and New York, respectively, coupled with organic growth in other jurisdictions. The increase in gross unearned premium reserves and in-force premium since June 30, 2017 primarily resulted from growth of para-transit and limousine business in the states of California, Minnesota and Virginia offset by decreases in all lines in Michigan and the non-renewal of the aforementioned large Illinois taxi fleet.
Geographic Concentration
The following table summarizes gross premiums written by state for the three month periods ended June 30, 2018 and 2017:
Gross premiums written by state ($ in ‘000s)

	Three Month Periods Ended
	June 30, 2018		June 30, 2017
New York	$16,406	28.6%	$15,438	26.9%
California	11,767	20.5	9,589	16.7
Virginia	2,720	4.7	2,402	4.2
New Jersey	2,535	4.4	3,142	5.5
Louisiana	2,216	3.9	1,895	3.3
Texas	1,881	3.3	2,137	3.7
Ohio	1,724	3.0	1,948	3.4
Minnesota	1,623	2.8	941	1.6
Illinois	1,616	2.8	1,588	2.8
Georgia	1,395	2.4	1,180	2.1
Other	13,476	23.6	17,094	29.8
Total	$57,359	100.0%	$57,354	100.0%

The following table summarizes gross premiums written by state for the six month periods ended June 30, 2018 and 2017:
Gross premiums written by state ($ in ‘000s)

	Six Month Periods Ended
	June 30, 2018		June 30, 2017
New York	$60,717	39.7%	$61,976	39.8%
California	25,634	16.8	23,618	15.2
Illinois	8,825	5.8	12,260	7.9
New Jersey	5,290	3.5	5,560	3.6
Virginia	4,931	3.2	4,249	2.7
Louisiana	4,190	2.7	3,632	2.3
Texas	3,686	2.4	3,704	2.4
Minnesota	3,261	2.1	1,113	0.7
Nevada	3,184	2.1	3,671	2.4
Ohio	3,163	2.1	3,263	2.1
Other	30,067	19.6	32,804	20.9
Total	$152,948	100.0%	$155,850	100.0%
Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in-force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by American Country, American Service and Gateway, or collectively “ASI Pool Subsidiaries.” This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. Effective April 1, 2018, the cession rate was increased to 30%. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.
Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Quota Share and Global Quota Share remained the same for the twelve month period ended December 31, 2017 and for the six month period ended June 30, 2018. The Global Quota Share remains at 25%.
Ceded premiums written increased by 104.6% to $22.6 million and 50.6% to $36.0 million for the three and six month periods ended June 30, 2018, respectively, compared to $11.0 million and $23.9 million for the three and six month periods ended June 30, 2017, respectively, primarily due to the increase in the Quota Share cession rate.
Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 24.9% to $34.8 million and 11.4% to $117.0 million for the three and six month periods ended June 30, 2018, respectively, compared to $46.3 million and $131.9 million for the three and six month periods ended June 30, 2017, respectively. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned increased 2.4% to $55.4 million and 8.6% to $111.3 million for the three and six month periods ended June 30, 2018, respectively, compared to $54.0 million and $102.5 million for the three and six month periods ended June 30, 2017, respectively. The increases for both periods in net premiums earned are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.

Net Claims Incurred
The loss ratio relating to the net claims incurred was 61.1% and 61.9% for the three and six month periods ended June 30, 2018, respectively, compared to 60.1% and 60.3% for the three and six month periods ended June 30, 2017, respectively. The loss ratio increased over both prior year periods primarily as a result of the Company’s continued review of underwriting profitability by product and state and higher than expected claim cost associated with Atlas’ participation in non-voluntary assigned risk pools and run-off commercial auto. Excluding the impacts of assigned risk business, the loss ratio relating to the net claims incurred was 60.6% and 61.3% for the three and six month periods ended June 30, 2018, respectively, compared to 59.8% and 60.0% for the three and six month periods ended June 30, 2017, respectively.
The following tables summarize the claims and claims adjustment expenses incurred, net of reinsurance by line of business and accident year for three and six month periods ended June 30, 2018 and 2017:
Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance ($ in ‘000s)

Three Month Period Ended June 30, 2018				Three Month Period Ended June 30, 2017
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
Current Year	$29,603	$3,985	$33,588	Current Year	$29,099	$3,216	$32,315
Prior Years	322	(101)	221	Prior Years	154	—	154
Totals	$29,925	$3,884	$33,809	Totals	$29,253	$3,216	$32,469

Six Month Period Ended June 30, 2018				Six Month Period Ended June 30, 2017
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
Current Year	$59,373	$8,115	$67,488	Current Year	$54,092	$7,236	$61,328
Prior Years	1,227	140	1,367	Prior Years	440	1	441
Totals	$60,600	$8,255	$68,855	Totals	$54,532	$7,237	$61,769

Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. As discussed further below, acquisition costs were $6.7 million for the three month period ended June 30, 2018, or 12.1% of net premiums earned, as compared to $6.7 million, or 12.3% for the three month period ended June 30, 2017. For the six month period ended June 30, 2018, acquisitions costs were $12.7 million, or 11.4% of net premiums earned, as compared to $11.8 million, or 11.5% for the six month period ended June 30, 2017.

The table below indicates the impact of the various components of acquisition costs on the combined ratio for the three and six month periods ended June 30, 2018 and 2017:

($ in ‘000s, percentages to net premiums earned)	Three Month Periods Ended
	June 30, 2018%		June 30, 2017%
Net premiums earned	$55,359	100.0%	$54,049	100.0%
Gross commissions incurred excluding contingent	7,609	13.7	7,047	13.0
Gross contingent commissions incurred	660	1.2	775	1.4
Premium and other taxes incurred	1,942	3.5	1,933	3.6
Total gross commissions and taxes incurred	10,211	18.4	9,755	18.0
Ceded commissions incurred excluding contingent	(2,271)	(4.1)	(2,450)	(4.5)
Ceded contingent commissions incurred	(1,260)	(2.2)	(635)	(1.2)
Total ceded commissions incurred	(3,531)	(6.3)	(3,085)	(5.7)
Total	$6,680	12.1%	$6,670	12.3%

	Six Month Periods Ended
	June 30, 2018%		June 30, 2017%
Net premiums earned	$111,251	100.0%	$102,475	100.0%
Gross commissions incurred excluding contingent	15,168	13.6	13,583	13.3
Gross contingent commissions incurred	1,706	1.5	1,606	1.6
Premium and other taxes incurred	3,776	3.4	3,362	3.3
Total gross commissions and taxes incurred	20,650	18.5	18,551	18.2
Ceded commissions incurred excluding contingent	(5,376)	(4.7)	(4,845)	(4.8)
Ceded contingent commissions incurred	(2,618)	(2.4)	(1,940)	(1.9)
Total ceded commissions incurred	(7,994)	(7.1)	(6,785)	(6.7)
Total	$12,656	11.4%	$11,766	11.5%
Gross commissions incurred excluding contingent commissions increased by $562,000 in the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017. The ratio increased mainly because of higher acquisition costs related to the reinsurance business assumed. Gross contingent commissions incurred decreased by $115,000 in the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017, primarily as a result of fewer agents being eligible for contingent commissions. Gross contingent commissions are awarded based on the combination of developed loss experience and premium growth. Premium and other taxes incurred increased by $9,000 in the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017 as a result of premium growth in jurisdictions with higher premium tax rates offset by attrition in states with lower rates.
Ceded commissions incurred excluding contingent commissions decreased by $179,000 in the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017, primarily due to the decrease in facultative reinsurance ceded. Ceded contingent commissions incurred increased by $625,000 in the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017. Ceded contingent commissions are based on loss experience. The increase in ceded contingent commissions resulted from favorable loss ratios on Atlas’ excess of loss reinsurance agreements. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 19.1% and 14.9% for the three month periods ended June 30, 2018 and 2017, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 15.7% and 13.8% for the three month periods ended June 30, 2018 and 2017, respectively. Total other underwriting expenses increased by $1.3 million in the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017 primarily due to increases in bank charges, legal and professional fees, depreciation on new headquarters building and its furnishings and software costs offset by deferred policy acquisition costs amortization, bad debt and rent expenses.
Gross commissions incurred excluding contingent commissions increased by $1.6 million in the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017. The ratio increased mainly because of higher than average acquisition costs. The average was higher due to the non-renewal of the one large Illinois taxi fleet that had been historically underwritten at zero commissions and the increase in reinsurance business assumed. Gross contingent commissions incurred increased by $100,000 in the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017, primarily as a result of new agents becoming eligible for contingent commissions. Premium and other taxes incurred increased by $414,000 in the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 as a result of premium growth in jurisdictions with higher premium tax rates offset by attrition in states with lower rates.
Ceded commissions incurred excluding contingent commissions increased by $531,000 in the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017, primarily due to the increase in ceded premiums written for the Quota Share. Ceded contingent commissions incurred increased by $678,000 in the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017. The increase in ceded contingent commissions resulted from unfavorable loss ratios on the Global Quota Share offset by favorable loss ratios on Atlas’ excess of loss reinsurance agreements. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 16.2% and 14.3% for the six month periods ended June 30, 2018 and 2017, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 15.8% and 14.7% in the six month periods ended June 30, 2018 and 2017, respectively. Total other underwriting expenses increased by $2.5 million in the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 primarily due to increases in bank charges, legal and professional fees, boards, bureaus and underwriting association fees, salaries and benefits, depreciation on new headquarters building and its furnishings offset by expenses recovered pursuant to the terms of the Anchor stock purchase agreement and rent expenses.
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
Expenses Related to Stock Purchase Agreements
Atlas recovered $520,000 of expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency for the six month period ended June 30, 2018. Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the three month period ended June 30, 2018 and the three and six month periods ended June 30, 2017.
Combined Ratio
Atlas’ combined ratio was 88.9% and 89.1% for the three and six month periods ended June 30, 2018, respectively, compared to 86.2% and 86.5% for the three and six month periods ended June 30, 2017, respectively.
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

The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the three and six month periods ended June 30, 2018 and 2017:

($ in ‘000s, percentages to net premiums earned)	Three Month Periods Ended				Six Month Periods Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$62,583	100.0%	$60,522	100.0%	$124,708	100.0%	$115,860	100.0%
Net claims incurred	36,956	59.1	35,904	59.3	75,325	60.4	68,391	59.0
Acquisition costs	11,959	19.1	9,017	14.9	20,195	16.2	16,618	14.3
Other insurance general and administrative expenses	8,353	13.3	6,700	11.0	17,745	14.2	14,441	12.5
Deferred policy acquisition costs amortization	61	0.1	455	0.8	(200)	(0.2)	82	0.1
Expenses recovered related to stock purchase agreements	—	—	—	—	(520)	(0.4)	—	—
Share-based compensation expense	286	0.5	285	0.5	571	0.5	605	0.5
Total underwriting profit and combined ratio	$4,969	92.1%	$8,161	86.5%	$11,592	90.7%	$15,723	86.4%

Net of Quota Share and Global Quota Share:
Net premiums earned	$55,359	100.0%	$54,049	100.0%	$111,251	100.0%	$102,475	100.0%
Net claims incurred	33,809	61.1	32,469	60.1	68,855	61.9	61,769	60.3
Acquisition costs	6,680	12.1	6,670	12.3	12,656	11.4	11,766	11.5
Other insurance general and administrative expenses	8,353	15.1	6,700	12.4	17,745	16.0	14,441	14.0
Deferred policy acquisition costs amortization	61	0.1	455	0.9	(200)	(0.2)	82	0.1
Expenses recovered related to stock purchase agreements	—	—	—	—	(520)	(0.5)	—	—
Share-based compensation expense	286	0.5	285	0.5	571	0.5	605	0.6
Total underwriting profit and combined ratio	$6,170	88.9%	$7,470	86.2%	$12,144	89.1%	$13,812	86.5%
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries.  Net investment income, net of investment expenses, decreased by 7.9% to $1.2 million for the three month period ended June 30, 2018, compared to $1.3 million for the three month period ended June 30, 2017. The decrease resulted from lower returns on equity method investments offset by higher interest income on our fixed income securities portfolio and lower investment expenses. This higher interest income on fixed income securities resulted from increased yields on the fixed income securities portfolio. The gross annualized yield on our fixed income securities was 2.7% and 2.3% for the three month periods ended June 30, 2018 and 2017, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. The gross annualized yield on our cash and cash equivalents was 0.7% and 0.3% for the three month periods ended June 30, 2018 and 2017, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain accounts and higher balances in accounts earning greater interest.

For the three month period ended June 30, 2018, equity method investments and collateral loans generated investment income of $284,000, compared to investment income of $573,000 for the three month period ended June 30, 2017. The decrease was primarily due to lower than expected changes to the net book value of certain partnerships. Investment expenses were $186,000 and $224,000 for the three month periods ended June 30, 2018 and 2017, respectively. The decrease in investment expenses resulted from lower investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities.
Net investment income, net of investment expenses, decreased by 11.6% to $2.1 million for the six month period ended June 30, 2018, compared to $2.4 million for the six month period ended June 30, 2017. The decrease resulted from lower returns on equity method investments and higher investment expenses offset by higher interest income on our fixed income securities portfolio. This higher interest income on fixed income securities resulted from increased yields on the fixed income securities portfolio. The gross annualized yield on our fixed income securities was 2.6% and 2.3% for the six month periods ended June 30, 2018 and 2017, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. The gross annualized yield on our cash and cash equivalents was 0.6% and 0.2% for the six month periods ended June 30, 2018 and 2017, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain accounts and higher balances in accounts earning greater interest.
For the six month period ended June 30, 2018, equity method investments and collateral loans generated investment income of $467,000, compared to investment income $1.0 million for the six month period ended June 30, 2017. The decrease was primarily due to lower than expected changes to the net book value of certain partnerships. Investment expenses were $469,000 and $445,000 for the six month periods ended June 30, 2018 and 2017, respectively. The increase in investment expenses resulted from an increase in custodial and investment manager fees.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $461,000 and $640,000 for the three month periods ended June 30, 2018 and 2017, respectively. The interest expense for the three month period ended June 30, 2017 was higher because the period included the acceleration of the amortization of issuance costs in the amount of $197,000 upon the repayment of all outstanding borrowings under the Loan Agreement. Interest expense was $916,000 and $915,000 for the six month periods ended June 30, 2018 and 2017, respectively. The increase primarily resulted from a higher interest rate related to the senior unsecured notes and an increase in debt outstanding.
Income (Loss) from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. Atlas recorded income of $33,000 and a loss of $95,000 through net income for the three and six month periods ended June 30, 2018, respectively, related to the changes in unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains for the three month period ended June 30, 2018 were $154,000 compared to $284,000 for the three month period ended June 30, 2017. Net realized investment gains for the three month period ended June 30, 2018 were primarily comprised of gains from the sale of equity securities and other investments, partially offset by losses from the sale of fixed income securities. Net realized investment gains for the three month period ended June 30, 2017 were comprised of gains from the sale of fixed income securities and equities.
Net realized investment gains for the six month period ended June 30, 2018 were $447,000 compared to $418,000 for the six month period ended June 30, 2017. Net realized investment gains for the six month period ended June 30, 2018 were primarily comprised of gains from the sale of equity securities and other investments, partially offset by losses from the sale of fixed income securities. Net realized investment gains for the six month period ended June 30, 2017 were comprised of gains from the sale of fixed income securities and equities.
Other Income
Atlas recorded other income of $16,000 and $103,000 for the three month periods ended June 30, 2018 and 2017, respectively, and $180,000 and $217,000 for the six month periods ended June 30, 2018 and 2017, respectively.

Income before Income Taxes
Atlas generated pre-tax income of $7.1 million for the three month period ended June 30, 2018 compared to pre-tax income of $8.5 million for the three month period ended June 30, 2017, or a 16.5% decrease over the prior year’s second quarter. Atlas generated pre-tax income of $13.9 million for the six month period ended June 30, 2018 compared to pre-tax income of $15.9 million for the six month period ended June 30, 2017, or a 12.9% decrease over the prior year. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Income (Loss) from Change in Fair Value of Equity Securities’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.
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
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by IRC Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries that could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of a valuation allowance.
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
Net Income and Earnings per Common Share
Atlas had net income of $5.6 million and $11.1 million during the three and six month periods ended June 30, 2018, respectively, compared to $5.5 million and $10.4 million during the three and six month periods ended June 30, 2017, respectively. Earnings per common share diluted was $0.47 and $0.92 for the three and six month periods ended June 30, 2018, respectively, compared to $0.45 and $0.85 for the three and six month periods ended June 30, 2017, primarily due to increased income and the decrease in potentially dilutive ordinary shares.
The following chart illustrates Atlas’ potential dilutive common shares for the three and six month periods ended June 30, 2018 and 2017:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average common shares outstanding	11,936,970	12,045,519	12,046,855	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	15,296	136,361	23,488	146,127
Dilutive average common shares outstanding	11,952,266	12,181,880	12,070,343	12,191,646

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
Portfolio Composition
Atlas held securities with a fair value of $144.6 million and $166.4 million as of June 30, 2018 and December 31, 2017, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications.
The fair value for Atlas’ investments in fixed income securities and equities by type and sector are as follows:
Fair value of securities portfolio ($ in ‘000s)

	June 30, 2018	December 31, 2017
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,448	$21,186
States, municipalities and political subdivisions	9,568	13,243
Corporate
Banking/financial services	15,597	21,382
Consumer goods	11,266	9,679
Capital goods	6,240	7,992
Energy	7,269	7,515
Telecommunications/utilities	8,756	11,215
Health care	756	1,059
Total corporate	49,884	58,842
Mortgage backed
Mortgage backed - agency	25,777	30,613
Mortgage backed - commercial	22,022	22,587
Total mortgage backed	47,799	53,200
Other asset backed	10,483	11,513
Total fixed income securities	$138,182	$157,984
Equities	6,463	8,446
Totals	$144,645	$166,430
For the six month period ended June 30, 2018, total investment holdings decreased to $173.7 million from $197.9 million as of December 31, 2017 due to the net sales of fixed income securities and equities, the repayment of two collateral loans and negative changes in market values.

Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of June 30, 2018, the carrying value of the limited partnerships was approximately $26.4 million versus approximately $25.3 million as of December 31, 2017. The increase in carrying value resulted from one additional investment and increases in the net book value for certain limited partnerships. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. As of June 30, 2018, the carrying values of the collateral loans were approximately $2.7 million versus approximately $6.2 million as of December 31, 2017. Two collateral loans were repaid during the six month period ended June 30, 2018.
The following table summarizes investments in equity method investments by investment type as of June 30, 2018 and December 31, 2017 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
	June 30, 2018	June 30, 2018	December 31, 2017
Real estate	$2,842	$10,849	$10,660
Insurance linked securities	—	9,056	9,073
Activist hedge funds	—	4,386	4,367
Venture capital	3,278	1,791	853
Other joint venture	—	325	325
Total equity method investments	$6,120	$26,407	$25,278
Liquidity and Cash Flow Risk
As of June 30, 2018, 27.1% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 28.4% as of December 31, 2017. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of June 30, 2018, the fixed income securities had a weighted average life of 5.2 years and a duration of 4.2 years, compared to a weighted average life of 4.9 years and a duration of 3.9 years, as of December 31, 2017. The increase in weighted average life of the fixed income securities portfolio was the result of the reinvestment of proceeds from the maturity and sales of fixed income securities with longer average lives. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of June 30, 2018 and December 31, 2017 was 25.4% and 26.8%, respectively. The decrease is primarily the result of the increase in shareholders’ equity. Refer to the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
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
As of June 30, 2018, Atlas’ allowance for bad debt was $3.8 million, compared to $3.4 million as of December 31, 2017. The increase in the allowance for bad debt was related to the re-estimation of the allowance, which was based on premium growth, during the six month period ended June 30, 2018.

The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.5% rated ‘BBB’ or better as of June 30, 2018 compared to 99.3% as of December 31, 2017.
Credit ratings of fixed income securities portfolio ($ in ‘000s)

	June 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$38,443	27.8%	$42,978	27.2%
AA/Aa	50,907	36.8	58,173	36.8
A/A	24,598	17.8	27,384	17.3
BBB/Baa	23,587	17.1	28,348	18.0
BB	417	0.3	875	0.6
B	230	0.2	226	0.1
Total fixed income securities	$138,182	100.0%	$157,984	100.0%
Other-Than-Temporary Impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the three and six month periods ended June 30, 2018 and 2017.
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
The total fair value of the securities in an unrealized loss position as of June 30, 2018 was $129.5 million compared to $108.1 million as of December 31, 2017. This increase was primarily driven by the negative changes in market values during the first six months of 2018. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries and the Global Quota Share with Swiss Re for Global Liberty. Under the Quota Share, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $57.3 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of June 30, 2018 as compared to $61.4 million as of December 31, 2017. The decrease in the amount recoverable from third party reinsurers resulted from a decrease in ceded incurred but not reported (“IBNR”) reserves offset by an increase in ceded case reserves and the timing of the collection of amounts recoverable on paid claims.
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
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of June 30, 2018 and as of December 31, 2017. The other line of business is comprised of our surety program (currently in run-off), Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Provision for unpaid claims by type - gross of reinsurance ($ in ‘000s)

	June 30, 2018	December 31, 2017	YTD% Change
Case reserves	$69,745	$62,769	11.1%
IBNR	117,425	148,879	(21.1)
Total	$187,170	$211,648	(11.6)%
Provision for unpaid claims by line of business – gross of reinsurance ($ in ‘000s)

	June 30, 2018	December 31, 2017	YTD% Change
Commercial automobile liability	$182,086	$204,654	(11.0)%
Other	5,084	6,994	(27.3)
Total	$187,170	$211,648	(11.6)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in ‘000s)

	June 30, 2018	December 31, 2017	YTD% Change
Commercial automobile liability	$136,517	$153,319	(11.0)%
Other	4,039	4,927	(18.0)
Total	$140,556	$158,246	(11.2)%
During the six month period ended June 30, 2018, case reserves increased by 11.1% compared to December 31, 2017, and IBNR reserves decreased by 21.1%. The increase in case reserves was primarily due to an increase in new and re-opened claims reported on the three most recent accident years. The decrease in IBNR was primarily due to the settlement of claims reported on prior accident years for our commercial auto and non-voluntary assigned risk programs above established case reserves for the six month period ended June 30, 2018.

The following tables summarize the provision for unpaid claims, gross of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of June 30, 2018	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$12,424	$56	$12,480	$42,905	$1,388	$44,293
Prior Years	56,335	930	57,265	70,422	2,710	73,132
Totals	$68,759	$986	$69,745	$113,327	$4,098	$117,425
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$30,619	$(462)	$30,157	$78,625	$1,180	$79,805
Prior Years	30,393	2,219	32,612	65,017	4,057	69,074
Totals	$61,012	$1,757	$62,769	$143,642	$5,237	$148,879
The following tables summarize the provision for unpaid claims, net of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of June 30, 2018	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$11,224	$61	$11,285	$34,024	$2,600	$36,624
Prior Years	48,473	291	48,764	42,796	1,087	43,883
Totals	$59,697	$352	$60,049	$76,820	$3,687	$80,507
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$27,421	$(309)	$27,112	$49,888	$844	$50,732
Prior Years	25,701	1,303	27,004	50,309	3,089	53,398
Totals	$53,122	$994	$54,116	$100,197	$3,933	$104,130

The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and six month periods ended June 30, 2018 and 2017 were as follows ($ in ‘000s):

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Unpaid claims and claims adjustment expenses, beginning of period	$204,742	$127,971	$211,648	$139,004
Less: reinsurance recoverable	52,316	33,223	53,402	35,370
Net unpaid claims and claims adjustment expenses, beginning of period	152,426	94,748	158,246	103,634

Change in retroactive reinsurance ceded	—	62	—	45

Incurred related to:
Current year	33,588	32,315	67,488	61,328
Prior years	221	154	1,367	441
	33,809	32,469	68,855	61,769

Paid related to:
Current year	13,499	10,147	20,800	15,551
Prior years	32,180	26,081	65,745	58,846
	45,679	36,228	86,545	74,397

Net unpaid claims and claims adjustment expenses, end of period	140,556	91,051	140,556	91,051
Add: reinsurance recoverable	46,614	27,938	46,614	27,938
Unpaid claims and claims adjustment expenses, end of period	$187,170	$118,989	$187,170	$118,989
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
The incurred related to prior years for the three and six month periods ended June 30, 2018 and 2017 primarily resulted from Atlas’ participation in non-voluntary assigned risk pools and run-off commercial auto. The provision for unpaid claims and claims adjustment expenses decreased by 11.6% to $187.2 million as of June 30, 2018 compared to $211.6 million as of December 31, 2017 as a result of claim settlement activities on prior accident years. Open inventory for reported claims on accident years 2017 and prior as of June 30, 2018 is 7,677 compared to 13,872 as of December 31, 2017.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Common Share
Book value per common share was as follows:

As of: ($ in ‘000s, except for share and per share data)	June 30, 2018	December 31, 2017
Shareholders’ equity	$96,222	$90,645
Less: Accumulated dividends on preferred stock	—	333
Common equity	$96,222	$90,312
Common shares:
Common shares outstanding	11,936,970	12,164,041
Restricted stock units (RSUs)	7,408	14,816
Total common shares	11,944,378	12,178,857
Book value per common share outstanding	$8.06	$7.42
Year-to-date in 2018, book value per common share increased by $0.64 relative to December 31, 2017 as follows: an increase of $0.90 related to net income after tax, a decrease of $0.01 related to the change in fair value of equity securities, an increase of $0.03 related to realized investment gains after tax, a decrease of $0.23 related to the change in unrealized gains/losses after tax, a net decrease of $0.09 related to share repurchases, and a net increase of $0.04 related to share-based compensation impacts. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Income (Loss) from Change in Fair Value of Equity Securities’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management - The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims, commissions and general expenses. Atlas may also use cash provided from these sources to repurchase common shares in open market transactions under the new Share Repurchase Program.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from their parents. Refer also to the discussion above in the ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations.
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
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

	Six Month Period Ended	Twelve Month Period Ended
	June 30, 2018	December 31, 2017
Net cash flows (used in) provided by operating activities	$(5,197)	$26,472
Net cash flows provided by (used in) investing activities	15,630	(15,909)
Net cash flows (used in) provided by financing activities	(3,341)	5,164
Net increase in cash	$7,092	$15,727
Cash used in operations during the six month period ended June 30, 2018 was $5.2 million, compared to $12.7 million of cash provided by operating activities during the six month period ended June 30, 2017. We receive most premium in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the six month period ended June 30, 2018 was $15.6 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the six month period ended June 30, 2017 was $2.1 million and resulted from the net sales of fixed income securities and equities offset by net purchases of other investments and property and equipment.
Cash used in financing activities during the six month period ended June 30, 2018 was primarily a result of shares repurchased under the Share Repurchase Program. On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could have been made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, were dependent on market conditions, applicable securities laws, and other factors. The Share Repurchase Program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the six month period ended June 30, 2018, 255,505 shares were repurchased under this Share Repurchase Program.
Cash provided by financing activities during the six month period ended June 30, 2017 was primarily a result of the issuance of the senior unsecured note offset by the repayment of the Loan Agreement. During the six month period ended June 30, 2017, no shares were repurchased under the Share Repurchase Program.
Capital Resources - The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained earnings (deficit) and accumulated other comprehensive income (loss).

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
As of June 30, 2018, our Insurance Subsidiaries had a combined statutory surplus of $89.2 million and had combined net premiums written and combined statutory net income for the six month period ended June 30, 2018 of $117.0 million and $15.5 million, respectively.
As of December 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $87.8 million and had combined net premiums written and combined statutory net loss for the twelve month period ended December 31, 2017 of $231.1 million and $35.2 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the six month period ended June 30, 2018 or during the year ended December 31, 2017.
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). Plaintiffs filed an amended complaint on July 30, 2018. In the amended complaint, the plaintiff asserts claims on behalf of a putative class consisting of purchasers of the Company’s securities between February 22, 2017 and June 15, 2018. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or failing to disclose certain information regarding the adequacy of the Company’s reserves. The complaint seeks, among other remedies, unspecified damages, attorneys’ fees and other costs, equitable and/or injunctive relief, and such other relief as the court may find just and proper. Defendants’ responses to the amended complaint must be filed by September 28, 2018. The Company and the other defendants anticipate that they will file a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. Under the federal securities laws, discovery and other proceedings automatically will be stayed during the pendency of any such motion to dismiss.

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

Date:	August 6, 2018	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer