Form 10-Q
period 2018-09-30
Atlas Financial Holdings, Inc.
filed 2018-11-06
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2018	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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

There were 11,936,970 shares of the Registrant’s common stock outstanding as of November 2, 2018, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,369,827 shares as of November 2, 2018 were held by non-affiliates of the Registrant.

For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

ATLAS FINANCIAL HOLDINGS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2018

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in ‘000s, except for share and per share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, available for sale, at fair value (amortized cost $132,181 and $158,411)	$127,937	$157,984
Equity securities, at fair value (cost $5,650 and $7,969)	6,030	8,446
Short-term investments, at cost	4,620	—
Other investments	29,665	31,438
Total investments	168,252	197,868
Cash and cash equivalents	49,251	45,615
Accrued investment income	1,105	1,248
Premiums receivable (net of allowance of $4,401 and $3,418)	101,361	79,664
Reinsurance recoverables on amounts paid	9,661	7,982
Reinsurance recoverables on amounts unpaid	55,085	53,402
Prepaid reinsurance premiums	34,798	12,878
Deferred policy acquisition costs	10,394	14,797
Deferred tax asset, net	13,042	16,985
Goodwill	2,726	2,726
Intangible assets, net	3,853	4,145
Property and equipment, net	30,328	24,439
Other assets	21,311	20,754
Total Assets	$501,167	$482,503
Liabilities
Claims liabilities	$186,981	$211,648
Unearned premium reserves	149,363	128,043
Due to reinsurers	19,153	8,411
Notes payable, net	24,199	24,031
Other liabilities and accrued expenses	19,616	19,725
Total Liabilities	$399,312	$391,858
Commitments and contingencies (see Note 8)
Shareholders' Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: September 30, 2018 - 12,192,475 and December 31, 2017 - 12,164,041; shares outstanding: September 30, 2018 - 11,936,970 and December 31, 2017 - 12,164,041	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: September 30, 2018 and December 31, 2017 - 0	—	—
Additional paid-in capital	201,953	201,105
Treasury stock, at cost: September 30, 2018 - 255,505 and December 31, 2017 - 0 shares of ordinary voting common shares	(3,000)	—
Retained deficit	(93,781)	(110,535)
Accumulated other comprehensive (loss) income, net of tax	(3,353)	39
Total Shareholders' Equity	$101,855	$90,645
Total Liabilities and Shareholders' Equity	$501,167	$482,503
See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in ‘000s, except for share and per share data)

Condensed Consolidated Statements of Income	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net premiums earned	$54,461	$55,865	$165,712	$158,340
Net investment income	1,070	902	3,201	3,311
Loss from change in fair value of equity securities	(2)	—	(97)	—
Net realized gains	54	582	501	1,000
Other income	186	115	366	332
Total revenue	55,769	57,464	169,683	162,983
Net claims incurred	33,542	33,258	102,397	95,027
Acquisition costs	5,701	7,820	18,357	19,586
Other underwriting expenses	8,841	7,937	26,762	22,870
Amortization of intangible assets	97	97	292	292
Interest expense	465	467	1,381	1,379
Expenses recovered pursuant to stock purchase agreements	—	—	(520)	—
Total expenses	48,646	49,579	148,669	139,154
Income from operations before income taxes	7,123	7,885	21,014	23,829
Income tax expense	1,518	2,760	4,304	8,342
Net income attributable to common shareholders	$5,605	$5,125	$16,710	$15,487

Basic weighted average common shares outstanding	11,936,970	12,045,519	12,014,817	12,045,519
Earnings per common share basic	$0.47	$0.43	$1.39	$1.29
Diluted weighted average common shares outstanding	11,951,217	12,207,537	12,031,738	12,197,365
Earnings per common share diluted	$0.47	$0.42	$1.39	$1.27

Condensed Consolidated Statements of Comprehensive Income

Net income	$5,605	$5,125	$16,710	$15,487

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(307)	144	(4,008)	1,226
Reclassification to net income	(19)	56	191	(183)
Effect of income taxes	69	(70)	802	(365)
Other comprehensive (loss) income	(257)	130	(3,015)	678
Total comprehensive income	$5,348	$5,255	$13,695	$16,165

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in ‘000s)

	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity
Balance December 31, 2016	$36	$—	$199,244	$—	$(71,718)	$(220)	$127,342
Net income	—	—	—	—	15,487	—	15,487
Other comprehensive income	—	—	—	—	—	678	678
Share-based compensation	—	—	890	—	—	—	890
Balance September 30, 2017 (unaudited)	$36	$—	$200,134	$—	$(56,231)	$458	$144,397

Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net income	—	—	—	—	16,710	—	16,710
Repurchase of common shares	—	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	—	(3,015)	(3,015)
Share-based compensation	—	—	856	—	—	—	856
Other	—	—	(8)		—	—	(8)
Balance September 30, 2018 (unaudited)	$36	$—	$201,953	$(3,000)	$(93,781)	$(3,353)	$101,855

See accompanying Notes to Condensed Consolidated Financial Statements.

ATLAS FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in ‘000s)

	Nine months ended September 30,
	2018	2017
Operating activities:	(unaudited)
Net income	$16,710	$15,487
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,061	850
Share-based compensation expense	856	890
Amortization of deferred gain on sale of headquarters building	—	(17)
Amortization of intangible assets	292	292
Deferred income taxes	4,745	1,510
Loss from change in fair value of equity securities	97	—
Net realized gains	(501)	(1,000)
Gain in equity of investees	(838)	(342)
Amortization of bond premiums and discounts	518	701
Amortization of financing costs	168	309
Net changes in operating assets and liabilities:
Accrued investment income	144	18
Premiums receivable, net	(21,697)	(14,577)
Due from reinsurers and prepaid reinsurance premiums	(25,282)	11,331
Deferred policy acquisition costs	4,403	(3,697)
Other assets	(559)	6,625
Claims liabilities	(24,667)	(24,501)
Unearned premium reserves	21,320	28,631
Due to reinsurers	10,742	(395)
Other liabilities and accrued expenses	(109)	1,307
Net cash flows (used in) provided by operating activities	(11,597)	23,422
Investing activities:
Purchases of:
Fixed income securities	(33,989)	(41,368)
Equity securities	(2,350)	(4,850)
Other investments	(1,161)	(2,133)
Short-term investments	(4,620)	—
Property and equipment	(7,950)	(6,674)
Proceeds from sale and maturity of:
Fixed income securities	59,442	29,259
Equity securities	5,373	5,597
Other investments	3,829	2,493
Property and equipment	—	60
Net cash flows provided by (used in) investing activities	18,574	(17,616)
Financing activities:
Repurchase of common shares	(3,000)	—
Proceeds from notes payable, net of issuance costs	—	23,879
Repayment of notes payable	—	(19,400)
Preferred dividends paid	(333)	—
Other	(8)	—
Net cash flows (used in) provided by financing activities	(3,341)	4,479
Increase in cash position	3,636	10,285
Cash position, beginning of period	45,615	29,888
Cash position, end of period	$49,251	$40,173

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(1,724)	$(238)
Interest	1,242	924
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
Atlas’ business is carried out through its “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”), and Global Liberty Insurance Company of New York (“Global Liberty”); and other non-insurance company subsidiaries: Anchor Group Management Inc. (“Anchor Management”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”), Plainview Delaware’s wholly-owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California” and together with Plainview Delaware, “Plainview”), UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiaries, DriveOn Digital IP Inc. (“DOIP”) and optOn Insurance Agency Inc. (“optOn” and together with DOIP and UBI Holdings, “UBI”).
The Insurance Subsidiaries distribute their insurance products through a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries share common management and operating infrastructure.
Atlas’ ordinary voting common shares are listed on the NASDAQ stock exchange under the symbol “AFH.”
Basis of presentation These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Atlas and the entities it controls. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over operating and financial policies, are accounted for under the equity method unless we have elected the fair value option. All significant intercompany accounts and transactions have been eliminated. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.
The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2017, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.
Estimates and assumptions The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements, and differences between such estimates and actual results could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability, deferred tax asset valuation and business combinations.

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
Segmentation The Company has one reportable business segment. Resources are allocated and management assesses financial performance based on this reportable segment.
2. NEW ACCOUNTING STANDARDS
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the nine months ended September 30, 2018, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2017, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to October 1, 2018 have been adopted by the Company.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company adopted the update in the first quarter of 2018. The adoption of this ASU resulted in the recognition of $377,000 of net after-tax unrealized gains on equity investments as a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income. The investment section of the Condensed Consolidated Statements of Financial Position has been modified from year end to reflect that equity securities are no longer classified as available-for-sale. Changes in the fair value of equity securities are recorded as income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income and as an adjustment to net income in the Condensed Consolidated Statements of Cash Flows.

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
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements. This guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas does not currently have any Level 3 fair value measurements, therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements upon adoption. Atlas will continue to monitor the investment portfolio until adoption for any changes.

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
All other recently issued pronouncements with effective dates after September 30, 2018 are not expected to have a material impact on the consolidated financial statements.

3. INTANGIBLE ASSETS
The following table presents a summary of intangible assets by major asset class as of September 30, 2018 and December 31, 2017:

($ in ‘000s)
As of September 30, 2018	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$428	$1,372
Customer relationship	10 years	2,700	959	1,741
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,387	$3,853

As of December 31, 2017	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade name and trademark	15 years	$1,800	$337	$1,463
Customer relationship	10 years	2,700	758	1,942
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,095	$4,145
4. EARNINGS PER SHARE
Earnings per ordinary voting common share, restricted voting common share, and participative restricted stock unit (“RSU”) (collectively, the “common shares”) for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in ‘000s, except share and per share amounts)	2018	2017	2018	2017
Basic:
Income from operations before income taxes	$7,123	$7,885	$21,014	$23,829
Income tax expense	1,518	2,760	4,304	8,342
Net income attributable to common shareholders	$5,605	$5,125	$16,710	$15,487
Basic weighted average common shares outstanding	11,936,970	12,045,519	12,014,817	12,045,519
Earnings per common share basic	$0.47	$0.43	$1.39	$1.29
Diluted:
Basic weighted average common shares outstanding	11,936,970	12,045,519	12,014,817	12,045,519
Add:
Dilutive stock options outstanding	14,247	162,018	16,921	151,846
Diluted weighted average common shares outstanding	11,951,217	12,207,537	12,031,738	12,197,365
Earnings per common share diluted	$0.47	$0.42	$1.39	$1.27
Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. For the three and nine months ended September 30, 2018 and 2017, all exercisable stock options were deemed to be dilutive.

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
The amortized cost, gross unrealized gains and losses and fair value for Atlas’ investments in fixed income securities are as follows ($ in ‘000s):

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,531	$1	$(595)	$19,937
States, municipalities and political subdivisions	9,609	1	(318)	9,292
Corporate
Banking/financial services	14,777	30	(424)	14,383
Consumer goods	10,135	—	(291)	9,844
Capital goods	4,161	33	(153)	4,041
Energy	7,196	1	(247)	6,950
Telecommunications/utilities	8,753	—	(389)	8,364
Health care	832	—	(64)	768
Total corporate	45,854	64	(1,568)	44,350
Mortgage backed
Mortgage backed - agency	25,632	2	(1,039)	24,595
Mortgage backed - commercial	21,582	68	(807)	20,843
Total mortgage backed	47,214	70	(1,846)	45,438
Other asset backed	8,973	5	(58)	8,920
Total fixed income securities	$132,181	$141	$(4,385)	$127,937

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$21,488	$—	$(302)	$21,186
States, municipalities and political subdivisions	13,265	78	(100)	13,243
Corporate
Banking/financial services	21,246	189	(53)	21,382
Consumer goods	9,674	70	(65)	9,679
Capital goods	7,822	181	(11)	7,992
Energy	7,460	81	(26)	7,515
Telecommunications/utilities	11,179	109	(73)	11,215
Health care	1,112	1	(54)	1,059
Total corporate	58,493	631	(282)	58,842
Mortgage backed
Mortgage backed - agency	30,920	57	(364)	30,613
Mortgage backed - commercial	22,689	153	(255)	22,587
Total mortgage backed	53,609	210	(619)	53,200
Other asset backed	11,556	8	(51)	11,513
Total fixed income securities	$158,411	$927	$(1,354)	$157,984
Equities	7,969	503	(26)	8,446
Totals	$166,380	$1,430	$(1,380)	$166,430

The following table summarizes the amortized cost and fair value of fixed income securities by contractual maturity ($ in ‘000s). As certain securities and debentures have the right to call or prepay obligations, the actual settlement dates may differ from contractual maturity.

As of September 30, 2018	Amortized Cost	Fair Value
One year or less	$5,937	$5,898
One to five years	30,062	29,288
Five to ten years	34,883	33,545
More than ten years	5,112	4,848
Total contractual maturity	75,994	73,579
Total mortgage and asset backed	56,187	54,358
Total	$132,181	$127,937
Management performs a quarterly analysis of Atlas’ investment holdings to determine if declines in fair value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by management:

◦	identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

◦	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market-based valuation techniques;

◦	reviewing the trading range of certain securities over the preceding calendar period;

◦	assessing whether declines in market value are other-than-temporary for debt security holdings based on credit ratings from third party security rating agencies; and

◦	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed.
The risks and uncertainties inherent in the assessment methodology utilized to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

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
There were no other-than-temporary impairments recorded for the three and nine months ended September 30, 2018 and 2017 as a result of the above analysis performed by management.

The aging of unrealized losses on the Company’s investments in fixed income securities as of September 30, 2018 and fixed income securities and equities as of December 31, 2017 is presented as follows ($ in ‘000s):

	Less Than 12 Months		More Than 12 Months		Total
As of September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$6,135	$(138)	$12,388	$(457)	$18,523	$(595)
States, municipalities and political subdivisions	5,461	(170)	3,755	(148)	9,216	(318)
Corporate
Banking/financial services	10,649	(343)	2,270	(81)	12,919	(424)
Consumer goods	7,079	(174)	2,615	(117)	9,694	(291)
Capital goods	3,729	(153)	—	—	3,729	(153)
Energy	6,656	(247)	—	—	6,656	(247)
Telecommunications/utilities	6,740	(270)	1,526	(119)	8,266	(389)
Health care	128	(2)	641	(62)	769	(64)
Total corporate	34,981	(1,189)	7,052	(379)	42,033	(1,568)
Mortgage backed
Mortgage backed - agency	13,108	(442)	11,790	(597)	24,898	(1,039)
Mortgage backed - commercial	9,722	(383)	8,631	(424)	18,353	(807)
Total mortgage backed	22,830	(825)	20,421	(1,021)	43,251	(1,846)
Other asset backed	7,424	(40)	1,226	(18)	8,650	(58)
Total fixed income securities	$76,831	$(2,362)	$44,842	$(2,023)	$121,673	$(4,385)

	Less Than 12 Months		More Than 12 Months		Total
As of December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$11,179	$(110)	$10,007	$(192)	$21,186	$(302)
States, municipalities and political subdivisions	5,355	(36)	2,818	(64)	8,173	(100)
Corporate
Banking/financial services	6,021	(26)	1,931	(27)	7,952	(53)
Consumer goods	5,835	(47)	710	(18)	6,545	(65)
Capital goods	2,611	(10)	101	(1)	2,712	(11)
Energy	3,368	(26)	—	—	3,368	(26)
Telecommunications/utilities	4,488	(23)	938	(50)	5,426	(73)
Health care	607	(7)	322	(47)	929	(54)
Total corporate	22,930	(139)	4,002	(143)	26,932	(282)
Mortgage backed
Mortgage backed - agency	13,203	(136)	9,786	(228)	22,989	(364)
Mortgage backed - commercial	10,360	(53)	6,553	(202)	16,913	(255)
Total mortgage backed	23,563	(189)	16,339	(430)	39,902	(619)
Other asset backed	9,817	(44)	1,087	(7)	10,904	(51)
Total fixed income securities	$72,844	$(518)	$34,253	$(836)	$107,097	$(1,354)
Equities	1,007	(26)	—	—	1,007	(26)
Total	$73,851	$(544)	$34,253	$(836)	$108,104	$(1,380)

As of September 30, 2018, we held 416 individual fixed income securities that were in an unrealized loss position, of which 139 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2017, we held 346 and 2 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 103 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and nine months ended September 30, 2018 or for the year ended December 31, 2017, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.
The following table summarizes the components of net investment income for the three and nine months ended September 30, 2018 and 2017 ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total investment income:
Interest income	$1,006	$1,008	$3,139	$2,813
Income from other investments	326	163	793	1,212
Investment expenses	(262)	(269)	(731)	(714)
Net investment income	$1,070	$902	$3,201	$3,311
The following table presents the aggregate proceeds and the components of net realized gains and losses from sales and calls of fixed income securities, equities and other investments for the three and nine months ended September 30, 2018 and 2017 ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities:
Proceeds from sales and calls	$7,905	$33	$44,262	$14,385
Gross realized investment gains	27	7	280	171
Gross realized investment losses	(82)	—	(539)	(32)
Equities:
Proceeds from sales	$524	$1,015	$5,373	$5,597
Gross realized investment gains	94	55	730	343
Gross realized investment losses	—	—	(26)	(2)
Other investments:
Proceeds from sales	$15	$520	$56	$520
Gross realized investment gains	15	520	56	520
Gross realized investment losses	—	—	—	—
Total:
Proceeds from sales and calls	$8,444	$1,568	$49,691	$20,502
Gross realized investment gains	136	582	1,066	1,034
Gross realized investment losses	(82)	—	(565)	(34)
The following table summarizes the components of net realized gains (losses) for the three and nine months ended September 30, 2018 and 2017 ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities	$(55)	$7	$(259)	$139
Equities	94	55	704	341
Other investments	15	520	56	520
Net realized gains	$54	$582	$501	$1,000

Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $27.0 million and $25.3 million as of September 30, 2018 and December 31, 2017, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $2.7 million and $6.2 million as of September 30, 2018 and December 31, 2017, respectively.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of September 30, 2018 and December 31, 2017, the Company had no valuation allowances established for impaired equity method limited partnerships and loans.
Short-Term Investments
Atlas’ short-term investments are comprised of fixed income securities. As of September 30, 2018, short-term investments totaled $4.6 million. Atlas had no short-term investments as of December 31, 2017.
Collateral Pledged
As of September 30, 2018 and December 31, 2017, bonds, cash and cash equivalents with a fair value of $14.8 million and $15.0 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of September 30, 2018 and December 31, 2017, the amounts of such pledged securities were $27.0 million and $12.2 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.
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
Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Atlas’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of the asset or liability within the fair value hierarchy levels.
Summary of Significant Valuation Techniques for Assets Measured at Fair Value on a Recurring Basis
Level 1

•	Fixed income: Comprised of certain U.S. Treasury fixed income securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that Atlas can access.

•	Equities: Comprised of publicly-traded common stocks. Valuation is based on unadjusted quoted prices for identical assets in active markets that Atlas can access.

Level 2

•
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

•
Corporate bonds: Comprised of investment-grade fixed income securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

•
Mortgage-backed and other asset-backed: Comprised of securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance and credit spreads.

The following table summarizes Atlas’ investments at fair value as of September 30, 2018 and December 31, 2017 ($ in ‘000s):

As of September 30, 2018	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$19,937	$—	$—	$19,937
States, municipalities and political subdivisions	—	9,292	—	9,292
Corporate
Banking/financial services	—	14,383	—	14,383
Consumer goods	—	9,844	—	9,844
Capital goods	—	4,041	—	4,041
Energy	—	6,950	—	6,950
Telecommunications/utilities	—	8,364	—	8,364
Health care	—	768	—	768
Total corporate	—	44,350	—	44,350
Mortgage backed
Mortgage backed - agency	—	24,595	—	24,595
Mortgage backed - commercial	—	20,843	—	20,843
Total mortgage backed	—	45,438	—	45,438
Other asset backed	—	8,920	—	8,920
Total fixed income securities	$19,937	$108,000	$—	$127,937
Equities	6,030	—	—	6,030
Total	$25,967	$108,000	$—	$133,967

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$21,186	$—	$—	$21,186
States, municipalities and political subdivisions	—	13,243	—	13,243
Corporate
Banking/financial services	—	21,382	—	21,382
Consumer goods	—	9,679	—	9,679
Capital goods	—	7,992	—	7,992
Energy	—	7,515	—	7,515
Telecommunications/utilities	—	11,215	—	11,215
Health care	—	1,059	—	1,059
Total corporate	—	58,842	—	58,842
Mortgage backed
Mortgage backed - agency	—	30,613	—	30,613
Mortgage backed - commercial	—	22,587	—	22,587
Total mortgage backed	—	53,200	—	53,200
Other asset backed	—	11,513	—	11,513
Total fixed income securities	$21,186	$136,798	$—	$157,984
Equities	8,446	—	—	8,446
Total	$29,632	$136,798	$—	$166,430
Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of September 30, 2018. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of September 30, 2018 or December 31, 2017. There were no transfers in or out of Level 2 or Level 3 during the three and nine months ended September 30, 2018 and 2017.
7. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  Among other things, beginning with the 2018 tax year, the Tax Act reduced the Company’s corporate federal tax rate from a marginal rate of 35% to a flat 21%, eliminated the corporate Alternative Minimum Tax, changed reserving and other aspects of the computation of taxable income for insurance companies, and modified the net operating loss carryback and carryforward provisions for all entities in the group except for those subject to tax as P&C companies. The modified net operating loss provisions no longer allow a carryback to prior years to recover past taxes, but now allow an indefinite carryforward period subject to a yearly utilization limit. As discussed above, any net operating losses with respect to the insurance entities taxed as P&C companies retain the current net operating loss carryback and carryover provisions, which are two years carryback and 20 years carryforward. As of December 31, 2016, the Company measured its deferred tax items at the enacted rate in effect of 35%. Due to the Tax Act’s enactment, the Company’s deferred tax assets and liabilities as of December 31, 2017 have been re-measured at the new enacted tax rate of 21%. For the year ended December 31, 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset as a result of this re-measurement.

Atlas’ effective tax rate was 21.3% and 20.5% for the three and nine months ended September 30, 2018, respectively, and 35.0% for each of the three and nine months ended September 30, 2017. The table below reconciles the U.S. statutory marginal income tax rate to the effective tax rate ($ in ‘000s):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$1,496	21.0%	$2,759	35.0%	$4,413	21.0%	$8,340	35.0%
Nondeductible expenses	25	0.3	6	0.1	53	0.2	33	0.2
Tax-exempt income	(3)	—	(5)	(0.1)	(9)	—	(15)	(0.1)
State tax (net of federal benefit)	—	—	—	—	(2)	—	(2)	—
Stock compensation	—	—	—	—	(42)	(0.2)	(14)	(0.1)
Nondeductible acquisition accounting adjustment	—	—	—	—	(109)	(0.5)	—	—
Other	—	—	—	—	—	—	—	—
Provision for income taxes for continuing operations	$1,518	21.3%	$2,760	35.0%	$4,304	20.5%	$8,342	35.0%
Income tax expense consists of the following for the three and nine months ended September 30, 2018 and 2017 ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Current tax (benefit) expense	$(145)	$2,125	$(441)	$6,832
Deferred tax expense	1,663	635	4,745	1,510
Total	$1,518	$2,760	$4,304	$8,342
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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards (“NOLs”) of approximately $9.7 million as of September 30, 2018.

The components of net deferred income tax assets and liabilities as of September 30, 2018 and December 31, 2017 are as follows ($ in ‘000s):

	September 30, 2018	December 31, 2017
Gross deferred tax assets:
Losses carried forward	$9,728	$13,313
Claims liabilities and unearned premium reserves	5,924	6,171
Tax credits	733	1,172
Investments	738	—
Commissions	1,320	623
Stock compensation	687	602
Other	1,005	1,094
Total gross deferred tax assets	20,135	22,975

Gross deferred tax liabilities:
Deferred policy acquisition costs	2,182	3,107
Investments	—	213
Fixed assets	2,028	847
Intangible assets	654	715
Other	2,229	1,108
Total gross deferred tax liabilities	7,093	5,990
Net deferred tax assets	$13,042	$16,985
Amounts and expiration dates of the operating loss carryforwards as of September 30, 2018 are as follows ($ in ‘000s):

Year of Occurrence	Year of Expiration	Amount
2002	2022	3,965
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2012	2032	7,303
2017	2037	16,253
Total		$46,324
NOLs and other carryforwards generated in 2017 are not limited by IRC Section 382.
Atlas has not established a valuation allowance for its gross future deferred tax assets as of September 30, 2018 or December 31, 2017. Based on Atlas’ expectations of future taxable income, its ability to change its investment strategy, as well as reversing gross future tax liabilities, management believes it is more likely than not that Atlas will fully realize the net future tax assets. However, there can be no guarantee that a valuation allowance will not be required in the future.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and nine months ended September 30, 2018 and 2017. Tax year 2014 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).

8. COMMITMENTS AND CONTINGENCIES
On May 22, 2012, Atlas closed the sale and leaseback of its former headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the initial five year lease term, which ended in May 2017. The deferred gain was completely recognized at the end of the second quarter in 2017. There was no offset to rent expense recognized for the three months ended September 30, 2017 or for the three and nine months ended September 30, 2018. Atlas recognized $17,000 as an offset to rent expense for the nine months ended September 30, 2017. Total rental expense recognized on the former headquarters building was $216,000 and $614,000 for the three and nine months ended September 30, 2017, respectively. There was no rental expense recognized on the former headquarters building for the three and nine months ended September 30, 2018.
As of September 30, 2018, Atlas has the following future minimum rentals, related principally to office space, required under operating leases having initial or remaining non-cancelable lease terms in excess of one year ($ in ‘000s):

Year	2018	2019	2020	2021	2022	2023 & Beyond	Total
Amount	$277	$1,133	$1,087	$954	$173	$16	$3,640
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of September 30, 2018, the unfunded commitments are $5.9 million.
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

9. PROPERTY AND EQUIPMENT
Atlas held the following property and equipment, including internal use software, as of September 30, 2018 and December 31, 2017 (excluding assets held for sale) ($ in ‘000s):

	September 30, 2018	December 31, 2017
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	8,964	7,900
Leasehold improvements	190	140
Internal use software	15,784	9,567
Computer equipment	1,769	1,465
Furniture and other office equipment	2,897	2,582
Total	38,869	30,919
Accumulated depreciation	(8,541)	(6,480)
Total property and equipment, net	$30,328	$24,439
Depreciation expense and amortization was $696,000 and $297,000 for the three months ended September 30, 2018 and 2017, respectively, and $2.1 million and $850,000 for the nine months ended September 30, 2018 and 2017, respectively. For the year ended December 31, 2017, depreciation expense and amortization was $1.4 million.
During the year ended December 31, 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet of the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $144,000 and $104,000 for the three months ended September 30, 2018 and 2017, respectively, and $323,000 and $311,000 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense related to the building and its improvements was $277,000 and $819,000 for the three and nine months ended September 30, 2018, respectively. There was no depreciation expense related to the building and its improvements for three and nine months ended September 30, 2017. There was $171,000 of depreciation expense related to the building and its improvements recorded for the year ended December 31, 2017.
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

Premiums written, premiums earned and amounts related to reinsurance as of and for the three and nine months ended September 30, 2018 and 2017 are as follows ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct premiums written	$67,849	$62,705	$204,697	$210,179
Assumed premiums written	8,068	3,193	24,168	11,569
Ceded premiums written	(27,756)	(11,009)	(63,753)	(34,914)
Net premiums written	$48,161	$54,889	$165,112	$186,834

Direct premiums earned	$65,519	$64,731	$192,497	$186,570
Assumed premiums earned	6,113	2,635	15,048	6,546
Ceded premiums earned	(17,171)	(11,501)	(41,833)	(34,776)
Net premiums earned	$54,461	$55,865	$165,712	$158,340

Ceded claims and claims adjustment expenses	$16,420	$3,215	$28,449	$10,049
Ceding commissions	3,427	2,570	11,421	9,355
11. CLAIMS LIABILITIES
Unpaid Claims and Claims Adjustment Expenses
The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and nine months ended September 30, 2018 and 2017 were as follows ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unpaid claims and claims adjustment expenses, beginning of period	$187,170	$118,989	$211,648	$139,004
Less: reinsurance recoverable	46,614	27,938	53,402	35,370
Net unpaid claims and claims adjustment expenses, beginning of period	140,556	91,051	158,246	103,634

Change in retroactive reinsurance ceded	—	(92)	—	(47)

Incurred related to:
Current year	33,621	33,120	101,109	94,448
Prior years	(79)	138	1,288	579
	33,542	33,258	102,397	95,027

Paid related to:
Current year	15,639	15,736	36,439	31,287
Prior years	26,563	19,192	92,308	78,038
	42,202	34,928	128,747	109,325

Net unpaid claims and claims adjustment expenses, end of period	131,896	89,289	131,896	89,289
Add: reinsurance recoverable	55,085	25,214	55,085	25,214
Unpaid claims and claims adjustment expenses, end of period	$186,981	$114,503	$186,981	$114,503
The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments.

The incurred related to prior years for the three and nine months ended September 30, 2018 and 2017 primarily resulted from favorable development on our core lines, partially offset by unfavorable development on voluntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
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
Stock options Stock option activity for the nine months ended September 30, 2018 and 2017 follows (prices in Canadian dollars designated with “C$” and United States dollars designated with “US$”):

	Nine months ended September 30,
	2018		2017
C$ Denominated:	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of period	54,390	C$6.00	187,728	C$6.22
Granted	—	—	—	—
Exercised	(27,195)	C$6.00	—	—
Outstanding, end of period	27,195	C$6.00	187,728	C$6.22

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01
There are 27,195 stock options that are exercisable as of September 30, 2018. The stock option grants outstanding have a weighted average remaining life of 5.73 years and have an intrinsic value of $147,000 as of September 30, 2018.
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

On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and nine months ended September 30, 2018, no shares of either of these restricted stock grants for ordinary voting common shares or these options to acquire ordinary voting common shares vested due to not meeting annual performance targets. For the nine months ended September 30, 2017, 40,000 shares vested.
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
Restricted shares The activity for the restricted stock grants for ordinary voting common shares and restricted share units for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018		2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	234,080	$16.15	311,120	$15.92
Granted	—	—	—	—
Vested	(44,448)	12.20	(77,040)	15.21
Non-vested, end of period	189,632	$17.08	234,080	$16.15
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $285,000 in share-based compensation expense, including income tax expense, in each of the three months ended September 30, 2018 and 2017, and $856,000 and $890,000 for the nine months ended September 30, 2018 and 2017, respectively. Total unearned share-based compensation expense was $431,000 related to all stock option grants and $734,000 related to restricted stock grants for ordinary voting common shares and restricted share units as of September 30, 2018. This unearned share-based compensation expense will be amortized over the next 17 months.
13. OTHER EMPLOYEE BENEFIT PLANS
Defined contribution plan Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over five years with 100% vested after five years. Company contributions were $139,000 and $126,000 for the three months ended September 30, 2018 and 2017, respectively, and $419,000 and $368,000 for the nine months ended September 30, 2018 and 2017, respectively.
Employee stock purchase plan The Atlas Employee Stock Purchase Plan (the “ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week were allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $64,000 and $56,000 for the three months ended September 30, 2018 and 2017, respectively, and $184,000 and $161,000 for the nine months ended September 30, 2018 and 2017, respectively. Share purchases pursuant to this plan are made in the open market.

14. SHARE CAPITAL AND MEZZANINE EQUITY
Share Capital
The share capital is as follows:

		September 30, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of September 30, 2018.
There were 7,408 and 14,816 non-vested RSUs as of September 30, 2018 and December 31, 2017, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
In each of the nine months ended September 30, 2018 and 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs. During the nine months ended September 30, 2018, the Company issued 27,195 ordinary voting common shares and immediately canceled 6,169 shares as a result of a cashless exercise of options.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program could have been modified, suspended, or discontinued at any time. During the nine months ended September 30, 2018, 255,505 shares were repurchased under this Share Repurchase Program.
Mezzanine Equity
There were no preferred shares outstanding as of September 30, 2018 and December 31, 2017.
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
As of December 31, 2017, Atlas accrued $333,000 in dividends on the preferred shares for the former owner of Anchor. During the nine months ended September 30, 2018, Atlas paid $333,000 in dividends earned on the preferred shares to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends.

15. DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs for the nine months ended September 30, 2018 and 2017 consisted of the following ($ in ‘000s):

	Nine months ended September 30,
	2018	2017
Balance, beginning of period	$14,797	$13,222
Acquisition costs deferred	13,954	23,284
Amortization charged to income	(18,357)	(19,586)
Balance, end of period	$10,394	$16,920
16. RELATED PARTY TRANSACTIONS
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of September 30, 2018 and December 31, 2017, these related-party transactions comprised 8.0% and 8.4%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
Interest expense on notes payables was $465,000 and $467,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million for each of the nine months ended September 30, 2018 and 2017.
Notes payable outstanding as of September 30, 2018 and December 31, 2017 ($ in ‘000s):

	September 30, 2018	December 31, 2017
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
Unamortized issuance costs	(801)	(969)
Total notes payable	$24,199	$24,031
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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Subsidiaries is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months.
As of September 30, 2018, our Insurance Subsidiaries had a combined statutory surplus of $109.8 million and had combined net premiums written and combined statutory net income for the nine months ended September 30, 2018 of $165.1 million and $24.5 million, respectively.
As of December 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $87.8 million and had combined net premiums written and combined statutory net loss for the twelve months ended December 31, 2017 of $231.1 million and $35.3 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares, ordinary voting common shares and participative restricted stock units when used to describe earnings (loss) or book value per common share.
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
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years the commercial automobile insurance industry has seen profitability pressure within certain segments, however, it has outperformed the overall P&C industry generally over the past fifteen years based on data compiled by A.M. Best Aggregates & Averages. Data compiled by S&P Global also indicates that for 2017 the total market for commercial automobile liability insurance was approximately $35.7 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced capacity and higher premium rates.
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
II. OPERATING RESULTS
CONSOLIDATED PERFORMANCE
Third Quarter 2018 Financial Performance Summary (comparisons to Third Quarter 2017 unless otherwise noted):

•	Gross premiums written was $75.9 million for the three months ended September 30, 2018 compared to $65.9 million

•	In-force premium as of September 30, 2018 increased 7.7% to $286.7 million

•	Total revenue for the three months ended September 30, 2018 decreased by 2.9% to $55.8 million

•	Underwriting income for the third quarter 2018 was $6.3 million compared to $6.8 million

•	The combined ratio for the third quarter 2018 was 88.5% compared to 87.9%

•
Net income for the third quarter 2018 was $5.6 million, or $0.47 earnings per common share diluted, compared to $5.1 million, or $0.42 earnings per common share diluted, representing an increase of $0.05 or 11.9%

•	Book value per common share as of September 30, 2018 was $8.53, compared to $7.42 as of December 31, 2017 and $11.96 as of September 30, 2017

•	Annualized return on equity was 22.6% in the third quarter 2018 compared to 14.5%

The following financial data is derived from Atlas’ unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. Ratios are calculated as a percentage of net premiums earned.
Selected financial information ($ in ‘000s, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross premiums written	$75,917	$65,898	$228,865	$221,748
Net premiums earned	54,461	55,865	165,712	158,340
Net claims incurred	33,542	33,258	102,397	95,027
Underwriting expense:
Acquisition costs	5,701	7,820	18,357	19,586
Share-based compensation	285	285	856	890
Expenses recovered related to stock purchase agreements	—	—	(520)	—
Deferred policy acquisition costs amortization	(61)	358	(261)	440
Other underwriting expenses	8,714	7,391	26,459	21,832
Total underwriting expenses	14,639	15,854	44,891	42,748
Underwriting income	6,280	6,753	18,424	20,565
Net investment income	1,070	902	3,201	3,311
Income from operating activities, before income taxes	7,350	7,655	21,625	23,876
Interest expense	(465)	(467)	(1,381)	(1,379)
Loss from change in fair value of equity securities	(2)	—	(97)	—
Realized gains and other income	240	697	867	1,332
Net income before income taxes	7,123	7,885	21,014	23,829
Income tax expense	1,518	2,760	4,304	8,342
Net income	$5,605	$5,125	$16,710	$15,487

Key Financial Ratios:
Loss ratio	61.6%	59.5%	61.8%	60.0%
Underwriting expense ratio:
Acquisition cost ratio	10.5	14.0	11.1	12.4
Share-based compensation ratio	0.5	0.5	0.5	0.6
Expenses recovered related to stock purchase agreements ratio	—	—	(0.3)	—
Deferred policy acquisition costs amortization ratio	(0.1)	0.6	(0.2)	0.3
Other underwriting expense ratio	16.0	13.3	16.0	13.7
Total underwriting expense ratio	26.9	28.4	27.1	27.0
Combined ratio	88.5%	87.9%	88.9%	87.0%
Earnings per common share diluted	$0.47	$0.42	$1.39	$1.27
Book value per common share	$8.53	$11.96	$8.53	$11.96
Return on equity (annualized)	22.6%	14.5%	23.1%	15.2%

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017:
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
Gross Premiums Written
Atlas’ core business is providing insurance for specialty operators in the public automobile insurance space, specifically users of light vehicles moving passengers in exchange for compensation. This business traditionally included taxi, limousine and para-transit operators. Today, it includes other commercially licensed livery operators, including certain drivers under dispatch for TNCs, as well. Each of the specialty business lines on which Atlas’ strategy is focused is a subset of the approximately $36.0 billion U.S. Commercial Auto industry segment.
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

The following table summarizes gross premiums written by line of business.
Gross premiums written by line of business ($ in ‘000s)

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Commercial automobile	$75,168	$65,378	15.0%	$226,699	$220,819	2.7%
Other	749	520	44.0	2,166	929	133.2
Total	$75,917	$65,898	15.2%	$228,865	$221,748	3.2%
Gross premiums written increased 15.2% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to growth in our Livery/TNC line. New business represented approximately 41.3% of the total gross premiums written on our core lines for the three months ended September 30, 2018, as compared to 31.0% for the three months ended September 30, 2017.
Gross premiums written increased 3.2% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to growth in our Livery/TNC and para-transit lines, partially offset by decreases in our taxi and limousine lines. New business represented approximately 33.1% of the total gross premiums written on our core lines for the nine months ended September 30, 2018, as compared to 42.2% for the nine months ended September 30, 2017. New business was higher in the prior year period primarily due to one large TNC fleet, which accounted for approximately 8.2% of total gross premiums written for the nine months ended September 30, 2017, and growth in our limousine and para-transit lines. The TNC account was renewed in the nine months ended September 30, 2018.
In-force premium was $286.7 million, $268.5 million and $266.3 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The Company’s gross unearned premium reserves were $149.4 million, $128.0 million and $141.8 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2017 primarily resulted from our January 1 and March 1 common public motor vehicle renewal business in Illinois and New York, respectively, our July 1 excess taxi program renewal and organic growth in other jurisdictions. The increase in gross unearned premium reserves and in-force premium since September 30, 2017 primarily resulted from growth in our Livery/TNC line, partially offset by decreases in our taxi and traditional limousine lines.
Geographic concentration The following table summarizes gross premiums written by state for the three months ended September 30, 2018 and 2017:
Gross premiums written by state ($ in ‘000s)

	Three months ended September 30,
	2018		2017
New York	$36,082	47.5%	$23,136	35.1%
California	10,805	14.2	9,446	14.3
New Jersey	2,572	3.4	2,327	3.5
Virginia	2,473	3.3	2,265	3.4
Missouri	1,933	2.5	2,296	3.5
Ohio	1,799	2.4	2,028	3.1
Georgia	1,567	2.1	1,360	2.1
Louisiana	1,483	2.0	1,211	1.8
Texas	1,448	1.9	2,271	3.4
Illinois	1,248	1.6	1,476	2.2
Other	14,507	19.1	18,082	27.6
Total	$75,917	100.0%	$65,898	100.0%

The following table summarizes gross premiums written by state for the nine months ended September 30, 2018 and 2017:
Gross premiums written by state ($ in ‘000s)

	Nine months ended September 30,
	2018		2017
New York	$96,799	42.3%	$85,112	38.4%
California	36,439	15.9	33,064	14.9
Illinois	10,073	4.4	13,736	6.2
New Jersey	7,862	3.4	7,887	3.6
Virginia	7,404	3.2	6,514	2.9
Louisiana	5,673	2.5	4,844	2.2
Texas	5,134	2.2	5,975	2.7
Ohio	4,962	2.2	5,291	2.4
Georgia	4,429	1.9	3,675	1.7
Minnesota	4,374	1.9	4,683	2.1
Other	45,716	20.1	50,967	22.9
Total	$228,865	100.0%	$221,748	100.0%
Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in-force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. This Excess of Loss reinsurance is primarily secured through General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc. Atlas also purchases reinsurance in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by American Country, American Service and Gateway, or collectively “ASI Pool Subsidiaries.” This reinsurance agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. Effective April 1, 2018, the cession rate was increased to 30%. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities.
Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Global Quota Share remained at 25% for the twelve months ended December 31, 2017 and for the nine months ended September 30, 2018.
Ceded premiums written increased by 152.1% to $27.8 million and 82.6% to $63.8 million for the three and nine months ended September 30, 2018, respectively, compared to $11.0 million and $34.9 million for the three and nine months ended September 30, 2017, respectively, primarily due to the increase in the Quota Share cession rate.
Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 12.3% to $48.2 million and 11.6% to $165.1 million for the three and nine months ended September 30, 2018, respectively, compared to $54.9 million and $186.8 million for the three and nine months ended September 30, 2017, respectively. These changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 2.5% to $54.5 million in the three months ended September 30, 2018 and increased 4.7% to $165.7 million in the nine months ended September 30, 2018 compared to $55.9 million and $158.3 million for the three and nine months ended September 30, 2017, respectively. The changes in net premiums earned for both periods are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.

Net Claims Incurred
The loss ratio relating to the net claims incurred was 61.6% and 61.8% for the three and nine months ended September 30, 2018, respectively, compared to 59.5% and 60.0% for the three and nine months ended September 30, 2017, respectively. The loss ratio increased over both prior year periods primarily as a result of the Company’s continued review of underwriting profitability by product. Excluding the impacts of assigned risk business, the loss ratio relating to the net claims incurred was 61.2% and 61.3% for the three and nine months ended September 30, 2018, respectively, compared to 59.0% and 59.5% for the three and nine months ended September 30, 2017, respectively.
The following tables summarize the claims and claims adjustment expenses incurred, net of reinsurance by line of business and accident year for three and nine months ended September 30, 2018 and 2017:
Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance ($ in ‘000s)

Three months ended September 30,
2018				2017
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
Current Year	$29,716	$3,905	$33,621	Current Year	$29,219	$3,901	$33,120
Prior Years	(71)	(8)	(79)	Prior Years	158	(20)	138
Total	$29,645	$3,897	$33,542	Total	$29,377	$3,881	$33,258

Nine months ended September 30,
2018				2017
Accident Year	Commercial Auto Liability	Other	Total	Accident Year	Commercial Auto Liability	Other	Total
Current Year	$89,089	$12,020	$101,109	Current Year	$83,311	$11,137	$94,448
Prior Years	1,156	132	1,288	Prior Years	598	(19)	579
Total	$90,245	$12,152	$102,397	Total	$83,909	$11,118	$95,027
Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. As discussed further below, acquisition costs were $5.7 million for the three months ended September 30, 2018, or 10.5% of net premiums earned, as compared to $7.8 million, or 14.0% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, acquisitions costs were $18.4 million, or 11.1% of net premiums earned, as compared to $19.6 million, or 12.4% for the nine months ended September 30, 2017.

The table below indicates the impact of the various components of acquisition costs on the combined ratio for the three and nine months ended September 30, 2018 and 2017:

($ in ‘000s, percentages to net premiums earned)	Three months ended September 30,
	2018	%	2017	%
Net premiums earned	$54,461	100.0%	$55,865	100.0%
Gross commissions incurred excluding contingent	6,935	12.7	7,300	13.1
Gross contingent commissions incurred	(33)	—	1,061	1.9
Premium and other taxes incurred	2,226	4.1	2,029	3.6
Total gross commissions and taxes incurred	9,128	16.8	10,390	18.6
Ceded commissions incurred excluding contingent	(4,253)	(7.8)	(2,291)	(4.1)
Ceded contingent commissions incurred	826	1.5	(279)	(0.5)
Total ceded commissions incurred	(3,427)	(6.3)	(2,570)	(4.6)
Total	$5,701	10.5%	$7,820	14.0%

	Nine months ended September 30,
	2018	%	2017	%
Net premiums earned	$165,712	100.0%	$158,340	100.0%
Gross commissions incurred excluding contingent	22,103	13.3	20,883	13.2
Gross contingent commissions incurred	1,673	1.0	2,667	1.7
Premium and other taxes incurred	6,002	3.6	5,391	3.4
Total gross commissions and taxes incurred	29,778	17.9	28,941	18.3
Ceded commissions incurred excluding contingent	(9,629)	(5.8)	(7,136)	(4.5)
Ceded contingent commissions incurred	(1,792)	(1.0)	(2,219)	(1.4)
Total ceded commissions incurred	(11,421)	(6.8)	(9,355)	(5.9)
Total	$18,357	11.1%	$19,586	12.4%
Gross commissions incurred excluding contingent commissions decreased by $365,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The ratio decreased mainly because some TNC business was underwritten at zero commissions. Gross contingent commissions incurred decreased by $1.1 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of fewer agents being eligible for contingent commissions. Gross contingent commissions are awarded based on the combination of developed loss experience and premium growth. Premium and other taxes incurred increased by $197,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of premium growth in jurisdictions with higher premium tax rates offset by attrition in states with lower rates.
Ceded commissions incurred excluding contingent commissions decreased by $2.0 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the increase in the Quota Share cession rate. Ceded contingent commissions incurred increased by $1.1 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Ceded contingent commissions are based on loss experience. The increase in ceded contingent commissions resulted from unfavorable loss ratios on Atlas’ excess of loss reinsurance agreements. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 13.6% and 16.1% for the three months ended September 30, 2018 and 2017, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 16.4% and 14.4% for the three months ended September 30, 2018 and 2017, respectively. Total other underwriting expenses increased by $904,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increases in bank charges, legal and professional fees, depreciation on new headquarters building and its furnishings and software costs offset by deferred policy acquisition costs amortization and public company related expenses.
Gross commissions incurred excluding contingent commissions increased by $1.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The ratio increased mainly because of higher than average acquisition costs on reinsurance business assumed. Gross contingent commissions incurred decreased by $994,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of fewer agents being eligible for contingent commissions. Premium and other taxes incurred increased by $611,000 in the nine months ended

September 30, 2018 compared to the nine months ended September 30, 2017 as a result of premium growth in jurisdictions with higher premium tax rates offset by attrition in states with lower rates.
Ceded commissions incurred excluding contingent commissions decreased by $2.5 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the increase in the Quota Share cession rate. Ceded contingent commissions incurred increased by $427,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in ceded contingent commissions resulted from unfavorable loss ratios on Atlas’ excess of loss reinsurance agreements. As shown in the table in the ‘Combined Ratio’ section, on a pro-forma basis, without the effect of the Quota Share and Global Quota Share, the acquisition cost ratio would have been 15.3% and 14.9% for the nine months ended September 30, 2018 and 2017, respectively.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 16.0% and 14.6% in the nine months ended September 30, 2018 and 2017, respectively. Total other underwriting expenses increased by $3.4 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increases in bank charges, legal and professional fees, boards, bureaus and underwriting association fees, salaries and benefits, depreciation on new headquarters building and its furnishings offset by expenses recovered pursuant to the terms of the Anchor stock purchase agreement and rent expenses.
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
Expenses related to stock purchase agreements - Atlas recovered $520,000 of expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency for the nine months ended September 30, 2018. Atlas did not incur or recover any expenses pursuant to stock purchase agreements for the three months ended September 30, 2018 or the three and nine months ended September 30, 2017.
Combined Ratio
Atlas’ combined ratio was 88.5% and 88.9% for the three and nine months ended September 30, 2018, respectively, compared to 87.9% and 87.0% for the three and nine months ended September 30, 2017, respectively.
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

The table below indicates the impact of the Quota Share and Global Quota Share on the various components of the combined ratio for the three and nine months ended September 30, 2018 and 2017:

($ in ‘000s, percentages to net premiums earned)	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Gross of Quota Share and Global Quota Share:	Amount	%	Amount	%	Amount	%	Amount	%
Net premiums earned	$65,828	100.0%	$61,583	100.0%	$190,536	100.0%	$177,443	100.0%
Net claims incurred	43,267	65.7	36,512	59.3	118,592	62.2	104,903	59.1
Acquisition costs	8,947	13.6	9,892	16.1	29,142	15.3	26,510	14.9
Other insurance general and administrative expenses	8,715	13.2	7,391	11.9	26,460	13.9	21,832	12.4
Deferred policy acquisition costs amortization	(61)	(0.1)	358	0.6	(261)	(0.1)	440	0.2
Expenses recovered related to stock purchase agreements	—	—	—	—	(520)	(0.3)	—	—
Share-based compensation expense	285	0.4	285	0.5	856	0.4	890	0.5
Total underwriting profit and combined ratio	$4,675	92.8%	$7,145	88.4%	$16,267	91.4%	$22,868	87.1%

Net of Quota Share and Global Quota Share:
Net premiums earned	$54,461	100.0%	$55,865	100.0%	$165,712	100.0%	$158,340	100.0%
Net claims incurred	33,542	61.6	33,258	59.5	102,397	61.8	95,027	60.0
Acquisition costs	5,701	10.5	7,820	14.0	18,357	11.1	19,586	12.4
Other insurance general and administrative expenses	8,715	16.0	7,391	13.3	26,460	16.0	21,832	13.7
Deferred policy acquisition costs amortization	(61)	(0.1)	358	0.6	(261)	(0.2)	440	0.3
Expenses recovered related to stock purchase agreements	—	—	—	—	(520)	(0.3)	—	—
Share-based compensation expense	285	0.5	285	0.5	856	0.5	890	0.6
Total underwriting profit and combined ratio	$6,279	88.5%	$6,753	87.9%	$18,423	88.9%	$20,565	87.0%
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, increased by 18.6% to $1.1 million for the three months ended September 30, 2018, compared to $902,000 for the three months ended September 30, 2017. The increase resulted from higher returns on equity method investments and lower investment expenses, partially offset by lower interest income on our fixed income securities and collateral loans. The gross annualized yield on our fixed income securities was 2.7% and 2.4% for the three months ended September 30, 2018 and 2017, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. The gross annualized yield on our cash and cash equivalents was 0.7% and 0.4% for the three months ended September 30, 2018 and 2017, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain accounts and higher balances in accounts earning greater interest.
For the three months ended September 30, 2018, equity method investments and collateral loans generated investment income of $326,000, compared to investment income of $163,000 for the three months ended September 30, 2017. The increase was primarily due to positive changes in the net book value of certain partnerships, partially offset by lower interest income due to decreased holdings in collateral loans. Investment expenses were $262,000 and $269,000 for the three months ended September 30, 2018 and 2017, respectively. The decrease in investment expenses resulted from lower investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities.

Net investment income, net of investment expenses, decreased by 3.3% to $3.2 million for the nine months ended September 30, 2018, compared to $3.3 million for the nine months ended September 30, 2017. The decrease resulted from lower interest income due to decreased holdings in collateral loans and higher investment expenses offset by higher interest income on our fixed income securities portfolio and positive changes in the net book value of certain equity method investments. This higher interest income on fixed income securities resulted from increased yields on the fixed income securities portfolio. The gross annualized yield on our fixed income securities was 2.7% and 2.2% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the gross annualized yield was due to management’s decision to use the proceeds from the maturity and sales of certain fixed income securities to purchase fixed income securities with higher yields. The gross annualized yield on our cash and cash equivalents was 0.7% and 0.3% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the gross annualized yield on our cash investments was due to higher interest rates on certain accounts and higher balances in accounts earning greater interest.
For the nine months ended September 30, 2018, equity method investments and collateral loans generated investment income of $793,000, compared to investment income of $1.2 million for the nine months ended September 30, 2017. The decrease was primarily due to the decreased holdings in collateral loans. Investment expenses were $731,000 and $714,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase in investment expenses resulted from an increase in custodial and general expenses offset by a decrease in investment manager fees.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $465,000 and $467,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million for each of the nine months ended September 30, 2018 and 2017.
Loss from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. Atlas recorded losses of $2,000 and $97,000 through net income for the three and nine months ended September 30, 2018, respectively, related to the changes in unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains for the three months ended September 30, 2018 were $54,000 compared to $582,000 for the three months ended September 30, 2017. Net realized investment gains for the three months ended September 30, 2018 were comprised of gains from the sale of equity securities and one equity method investment, partially offset by losses from the sale of fixed income securities. Net realized investment gains for the three months ended September 30, 2017 were primarily comprised of gains from the sale of one equity method investment.
Net realized investment gains for the nine months ended September 30, 2018 were $501,000 compared to $1.0 million for the nine months ended September 30, 2017. Net realized investment gains for the nine months ended September 30, 2018 were comprised of gains from the sale of equity securities and one equity method investment, partially offset by losses from the sale of fixed income securities. Net realized investment gains for the nine months ended September 30, 2017 were comprised of gains from the sale of fixed income securities, one equity method investment and equity securities.
Other Income
Atlas recorded other income of $186,000 and $115,000 for the three months ended September 30, 2018 and 2017, respectively, and $366,000 and $332,000 for the nine months ended September 30, 2018 and 2017, respectively.
Income before Income Taxes
Atlas generated pre-tax income of $7.1 million for the three months ended September 30, 2018 compared to pre-tax income of $7.9 million for the three months ended September 30, 2017, or a 9.7% decrease over the prior year’s third quarter. Atlas generated pre-tax income of $21.0 million for the nine months ended September 30, 2018 compared to pre-tax income of $23.8 million for the nine months ended September 30, 2017, or a 11.8% decrease over the prior year. These changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Loss from Change in Fair Value of Equity Securities’, ‘Net Realized Investment Gains’, and ‘Other Income’ sections above.

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
Net Income and Earnings per Common Share
Atlas had net income of $5.6 million and $16.7 million during the three and nine months ended September 30, 2018, respectively, compared to $5.1 million and $15.5 million during the three and nine months ended September 30, 2017, respectively. Earnings per common share diluted was $0.47 and $1.39 for the three and nine months ended September 30, 2018, respectively, compared to $0.42 and $1.27 for the three and nine months ended September 30, 2017, primarily due to increased income, the repurchase of common shares and a decrease in potentially dilutive common shares.
The following chart illustrates Atlas’ potential dilutive common shares for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	11,936,970	12,045,519	12,014,817	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	14,247	162,018	16,921	151,846
Dilutive average common shares outstanding	11,951,217	12,207,537	12,031,738	12,197,365

III. FINANCIAL CONDITION
Investments
Overview and strategy - Atlas aligns its securities portfolio to support the liabilities and operating cash needs of the Insurance Subsidiaries, to preserve capital and to generate investment returns. Atlas invests predominantly in corporate and government bonds with a portion of the portfolio in relatively short durations that correlate with the payout patterns of Atlas’ claims liabilities. Atlas also invests opportunistically in selective direct investments with favorable return attributes. A third-party investment management firm manages Atlas’ investment portfolio pursuant to the Company’s investment policies and guidelines as approved by its Board of Directors. Atlas monitors the third-party investment manager’s performance and its compliance with both its mandate and Atlas’ investment policies and guidelines.
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
Portfolio composition - Atlas held securities, short-term investments and other investments with a carrying value of $168.3 million and $197.9 million as of September 30, 2018 and December 31, 2017, respectively, which were primarily comprised of fixed income securities. The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications. The Company’s use of quota share reinsurance can impact the relationship between invested assets and premiums written over time as well as the desired duration of the portfolio.
The carrying value of Atlas’ investments by type and sector, including cash and cash equivalents, are as follows:
Carrying value of investments, including cash and cash equivalents ($ in ‘000s)

	September 30, 2018	December 31, 2017
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$19,937	$21,186
States, municipalities and political subdivisions	9,292	13,243
Corporate
Banking/financial services	14,383	21,382
Consumer goods	9,844	9,679
Capital goods	4,041	7,992
Energy	6,950	7,515
Telecommunications/utilities	8,364	11,215
Health care	768	1,059
Total corporate	44,350	58,842
Mortgage backed
Mortgage backed - agency	24,595	30,613
Mortgage backed - commercial	20,843	22,587
Total mortgage backed	45,438	53,200
Other asset backed	8,920	11,513
Total fixed income securities	$127,937	$157,984
Equities	6,030	8,446
Short-term investments	4,620	—
Other investments	29,665	31,438
Total investments	$168,252	$197,868
Cash and cash equivalents	49,251	45,615
Total	$217,503	$243,483
As of September 30, 2018, total investment holdings decreased to $168.3 million from $197.9 million as of December 31, 2017 due to the net sales of fixed income securities and equities, the repayment of two collateral loans and negative changes in market values.

Other investments - Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. As of September 30, 2018, the carrying value of the limited partnerships was approximately $27.0 million versus approximately $25.3 million as of December 31, 2017. The increase in carrying value resulted from one additional investment and increases in the net book value for certain limited partnerships. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invest in income-producing real estate. As of September 30, 2018, the carrying values of the collateral loans were approximately $2.7 million versus approximately $6.2 million as of December 31, 2017. Two collateral loans were repaid during the nine months ended September 30, 2018.
The following table summarizes investments in equity method investments by investment type as of September 30, 2018 and December 31, 2017 ($ in ‘000s):

	Unfunded Commitments	Carrying Value
	September 30, 2018	September 30, 2018	December 31, 2017
Real estate	$2,842	$11,090	$10,660
Insurance linked securities	—	9,203	9,073
Activist hedge funds	—	4,378	4,367
Venture capital	3,070	2,012	853
Other joint venture	—	326	325
Total equity method investments	$5,912	$27,009	$25,278
Short-term investments - Atlas’ short-term investments are comprised of bonds and money market funds. As of September 30, 2018, short-term investments totaled $4.6 million. Atlas had no short-term investments as of December 31, 2017.
Liquidity and cash flow risk - As of September 30, 2018, 27.5% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 28.4% as of December 31, 2017. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of September 30, 2018, the fixed income securities had a weighted average life of 5.1 years and a duration of 3.8 years, compared to a weighted average life of 4.9 years and a duration of 3.9 years as of December 31, 2017. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of September 30, 2018 and December 31, 2017 was 24.0% and 26.8%, respectively. The decrease is primarily the result of the increase in shareholders’ equity. Refer to the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
Credit risk - Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders, agents and reinsurers. It monitors concentration and credit quality risk through policies designed to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company’s insurance policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has protocols to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
As of September 30, 2018, Atlas’ allowance for bad debt was $4.4 million, compared to $3.4 million as of December 31, 2017. The increase in the allowance for bad debt resulted from an analysis of certain past due balances during the nine months ended September 30, 2018.

The following table summarizes the composition of the fair value of the fixed income securities portfolio, excluding cash and cash equivalents, as of the dates indicated, by ratings assigned by Fitch, S&P or Moody’s Investors Service. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.4% rated ‘BBB’ or better as of September 30, 2018 compared to 99.3% as of December 31, 2017.
Credit ratings of fixed income securities portfolio ($ in ‘000s)

	September 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$35,286	27.6%	$42,978	27.2%
AA/Aa	49,278	38.5	58,173	36.8
A/A	21,994	17.2	27,384	17.3
BBB/Baa	20,591	16.1	28,348	18.0
BB	569	0.4	875	0.6
B	219	0.2	226	0.1
Total fixed income securities	$127,937	100.0%	$157,984	100.0%
Other-than-temporary impairment - Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the three and nine months ended September 30, 2018 and 2017.
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
The total fair value of the securities in an unrealized loss position as of September 30, 2018 was $121.7 million compared to $108.1 million as of December 31, 2017. This increase was primarily driven by the negative changes in market values during the first nine months of 2018. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $64.7 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of September 30, 2018 as compared to $61.4 million as of December 31, 2017. The increase in the amount recoverable from third party reinsurers resulted from an increase in ceded case reserves and the timing of the collection of amounts recoverable on paid claims.

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
Atlas’ largest reinsurance partners are Great American Insurance Company (“Great American”), a subsidiary of American Financial Group, Inc., Gen Re, SCOR Re, a subsidiary of SCOR U.S. Corporation, and Swiss Re, a subsidiary of Swiss Reinsurance Company Ltd. Great American has a financial strength rating of A1 from Moody’s, Gen Re has a financial strength rating of AA+ from Fitch, SCOR Re has a financial strength rating of AA- from Fitch, and Swiss Re has a financial strength rating of Aa3 from Moody’s.
Claims Liabilities
The table below shows the amounts of total case reserves and IBNR reserves as of September 30, 2018 and December 31, 2017. The other line of business is comprised of our surety program (currently in run-off), Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.
Provision for unpaid claims by type - gross of reinsurance ($ in ‘000s)

	September 30, 2018	December 31, 2017	% Change
Case reserves	$74,155	$62,769	18.1%
IBNR	112,826	148,879	(24.2)
Total	$186,981	$211,648	(11.7)%
Provision for unpaid claims by line of business – gross of reinsurance ($ in ‘000s)

	September 30, 2018	December 31, 2017	% Change
Commercial automobile liability	$182,899	$204,654	(10.6)%
Other	4,082	6,994	(41.6)
Total	$186,981	$211,648	(11.7)%
Provision for unpaid claims by line of business - net of reinsurance recoverables ($ in ‘000s)

	September 30, 2018	December 31, 2017	% Change
Commercial automobile liability	$128,658	$153,319	(16.1)%
Other	3,238	4,927	(34.3)
Total	$131,896	$158,246	(16.7)%
During the nine months ended September 30, 2018, case reserves increased by 18.1% compared to December 31, 2017, and IBNR reserves decreased by 24.2%. The increase in case reserves was primarily due to an increase in new and re-opened claims reported on the three most recent accident years along with the utilization of the claims predictive model to set case reserves. The decrease in IBNR was primarily due to the settlement of claims reported on prior accident years for our commercial auto and non-voluntary assigned risk programs above established case reserves for the nine months ended September 30, 2018.

The following tables summarize the provision for unpaid claims, gross of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of September 30, 2018	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$22,054	$(81)	$21,973	$49,899	$1,530	$51,429
Prior Years	51,370	812	52,182	59,576	1,821	61,397
Total	$73,424	$731	$74,155	$109,476	$3,350	$112,826
Provision for Unpaid Claims, Gross of Reinsurance ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$30,619	$(462)	$30,157	$78,625	$1,180	$79,805
Prior Years	30,393	2,219	32,612	65,017	4,057	69,074
Total	$61,012	$1,757	$62,769	$143,642	$5,237	$148,879
The following tables summarize the provision for unpaid claims, net of reinsurance by type and line of business and accident year:
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of September 30, 2018	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$19,824	$(41)	$19,783	$43,242	$1,814	$45,056
Prior Years	44,037	187	44,224	21,555	1,278	22,833
Total	$63,861	$146	$64,007	$64,797	$3,092	$67,889
Provision for Unpaid Claims, Net of Reinsurance Recoverables ($ in ‘000s)

As of December 31, 2017	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Current Year	$27,421	$(309)	$27,112	$49,888	$844	$50,732
Prior Years	25,701	1,303	27,004	50,309	3,089	53,398
Total	$53,122	$994	$54,116	$100,197	$3,933	$104,130

The changes in the provision for unpaid claims and claims adjustment expenses, net of amounts recoverable from reinsurers, for the three and nine months ended September 30, 2018 and 2017 were as follows ($ in ‘000s):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unpaid claims and claims adjustment expenses, beginning of period	$187,170	$118,989	$211,648	$139,004
Less: reinsurance recoverable	46,614	27,938	53,402	35,370
Net unpaid claims and claims adjustment expenses, beginning of period	140,556	91,051	158,246	103,634

Change in retroactive reinsurance ceded	—	(92)	—	(47)

Incurred related to:
Current year	33,621	33,120	101,109	94,448
Prior years	(79)	138	1,288	579
	33,542	33,258	102,397	95,027

Paid related to:
Current year	15,639	15,736	36,439	31,287
Prior years	26,563	19,192	92,308	78,038
	42,202	34,928	128,747	109,325

Net unpaid claims and claims adjustment expenses, end of period	131,896	89,289	131,896	89,289
Add: reinsurance recoverable	55,085	25,214	55,085	25,214
Unpaid claims and claims adjustment expenses, end of period	$186,981	$114,503	$186,981	$114,503
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
The incurred related to prior years for the three and nine months ended September 30, 2018 and 2017 primarily resulted from favorable development on our core lines, partially offset by unfavorable development on voluntary assigned risk pools and run-off commercial auto. The provision for unpaid claims and claims adjustment expenses decreased by 11.7% to $187.0 million as of September 30, 2018 compared to $211.6 million as of December 31, 2017 as a result of claim settlement activities on prior accident years. Open inventory for reported claims on accident years 2017 and prior as of September 30, 2018 is 6,779 compared to 13,872 as of December 31, 2017.
Contractual Obligations
There have been no material changes to the contractual obligations that were discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements as defined by SEC rules.

Book Value per Common Share
Book value per common share was as follows:

As of: ($ in ‘000s, except for share and per share data)	September 30, 2018	December 31, 2017
Shareholders’ equity	$101,855	$90,645
Less: Accumulated dividends on preferred stock	—	333
Common equity	$101,855	$90,312
Common shares:
Common shares outstanding	11,936,970	12,164,041
Restricted stock units	7,408	14,816
Total common shares	11,944,378	12,178,857
Book value per common share outstanding	$8.53	$7.42

Changes to Book Value per Common Share
As of December 31, 2017		$7.42
Net income, after tax	1.37
Change in fair value of equity securities	(0.01)
Realized investment gains, after tax	0.03
Changes in unrealized gains and losses, after tax	(0.25)
Share repurchases	(0.09)
Share-based compensation	0.06
Year-to-date increase to book value per common share		1.11
As of September 30, 2018		$8.53
The changes to book value per common share are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned’, ‘Net Claims Incurred’, ‘Acquisition Costs and Other Underwriting Expenses’, ‘Net Investment Income’, ‘Interest Expense’, ‘Loss from Change in Fair Value of Equity Securities’, ‘Net Realized Investment Gains’, and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
The following table summarizes consolidated cash flow activities:
Summary of Cash Flows ($ in ‘000s)

	Nine months ended September 30, 2018	Twelve months ended December 31, 2017
Net cash flows (used in) provided by operating activities	$(11,597)	$26,472
Net cash flows provided by (used in) investing activities	18,574	(15,909)
Net cash flows (used in) provided by financing activities	(3,341)	5,164
Net increase in cash	$3,636	$15,727
Cash used in operations during the nine months ended September 30, 2018 was $11.6 million, compared to $23.4 million of cash provided by operations during the nine months ended September 30, 2017. We receive most premium in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the nine months ended September 30, 2018 was $18.6 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases. Sales of investments were needed to fund payments to policyholders and claimants. Cash used in investing activities during the nine months ended September 30, 2017 was $17.6 million and primarily resulted from the net purchases of fixed income securities and property and equipment offset by net sales of equity securities and equity method investments.
Cash used in financing activities during the nine months ended September 30, 2018 was primarily a result of shares repurchased under the Share Repurchase Program. On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could have been made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, were dependent on market conditions, applicable securities laws, and other factors. The Share Repurchase Program and the Board’s authorization of the program may be modified, suspended, or discontinued at any time. During the nine months ended September 30, 2018, 255,505 shares were repurchased under this Share Repurchase Program.

Cash provided by financing activities during the nine months ended September 30, 2017 was primarily a result of the issuance of the senior unsecured note offset by the repayment of the Loan Agreement. During the nine months ended September 30, 2017, no shares were repurchased under the Share Repurchase Program.
Capital resources - The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained earnings (deficit) and accumulated other comprehensive income (loss).
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Subsidiaries is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months.
As of September 30, 2018, our Insurance Subsidiaries had a combined statutory surplus of $109.8 million and had combined net premiums written and combined statutory net income for the nine months ended September 30, 2018 of $165.1 million and $24.5 million, respectively.
As of December 31, 2017, our Insurance Subsidiaries had a combined statutory surplus of $87.8 million and had combined net premiums written and combined statutory net loss for the twelve months ended December 31, 2017 of $231.1 million and $35.3 million, respectively.
Atlas did not declare or pay any dividends to its common shareholders during the nine months ended September 30, 2018 or during the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk that were discussed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). Plaintiffs filed an amended complaint on July 30, 2018. In the amended complaint, the plaintiff asserts claims on behalf of a putative class consisting of purchasers of the Company’s securities between February 22, 2017 and June 15, 2018. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or failing to disclose certain information regarding the adequacy of the Company’s reserves. The complaint seeks, among other remedies, unspecified damages, attorneys’ fees and other costs, equitable and/or injunctive relief, and such other relief as the court may find just and proper. Defendant filed a motion to dismiss to the amended complaint on September 28, 2018. Plaintiffs’ response to the motion to dismiss must be filed on or before November 12, 2018, and defendants may file a reply in further support of the motion on or before December 12, 2018. Under the federal securities laws, discovery and other proceedings automatically will be stayed during the pendency of the motion to dismiss.
Item 1A. Risk Factors
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities And Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 10, 2018, the Company announced that it had appointed Ronald Konezny to the Board of Directors of the Company (the “Board”) effective on such date. In connection with Mr. Konezny’s appointment, the size of the board was increased from six (6) to seven (7). Mr. Konezny has not been appointed to any Board committees at this time. Mr. Konezny will receive the same compensation as other non-employee directors, which currently consists of a $55,000 annual cash retainer.
Item 6. Exhibits

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

Date:	November 6, 2018	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer