Form 10-K
period 2018-12-31
Atlas Financial Holdings, Inc.
filed 2020-02-12
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2018	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.003 par value per share	AFH	Nasdaq Capital Market
6.625% Senior Unsecured Notes due 2022	AFHBL	OTC Markets - Pink Sheets
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
Non-Accelerated Filer ☐                            Smaller Reporting Company    ☑
Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
There were 11,942,812 shares of the Registrant’s common stock outstanding as of March 8, 2019, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $90.7 million (based upon the closing sale price of the Registrant’s common shares on June 30, 2018).
For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Annual Report on Form 10-K for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal year ended December 31, 2018. As previously disclosed, the Company has been unable to previously file this annual report due to delays in the year end audit process. Unless otherwise noted, disclosures in this annual report, including disclosures regarding the Company’s financial and operating condition, are as of December 31, 2018. An overview of certain developments that occurred since December 31, 2018 is included in ‘Item 1, 2019 Developments’ and “Risk Factors - Risks Related to 2019 Developments.” We expect to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as soon as practicable.

Atlas Financial Holdings, Inc.
Index to Annual Report on Form 10-K
December 31, 2018

Part I
Item 1. Business
Overview
Atlas Financial Holdings, Inc. (“Atlas” or “We” or “the Company”) is a financial services holding company whose subsidiaries specialize in the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery and business auto. With roots dating back to 1925 selling insurance for taxi cabs, we are one of the oldest insurers of taxi and livery businesses in the United States (“U.S.”). This heritage serves as the foundation of our hyper-focused specialty insurance business that embraces continuous improvement, analytics and technology. The expanding segment of commercially licensed drivers operating through transportation network companies (“TNCs”) are included in the livery product. Our goal is to be the preferred specialty insurance business in any geographic area where our value proposition delivers benefit to all stakeholders.
We were originally formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service Insurance Company, Inc. (“American Service”) and American Country Insurance Company (“American Country”), in exchange for the consideration set out below, were transferred to us by Kingsway America Inc. (“KAI”), a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”). Prior to the transaction, American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.
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
In connection with the reverse merger transaction, KAI transferred 100% of the capital stock of each of American Service and American Country to American Acquisition in exchange for C$35.1 million of common shares and $18.0 million of preferred shares of American Acquisition and promissory notes worth C$7.7 million, aggregating C$60.8 million. In addition, American Acquisition raised C$8.0 million through a private placement offering of subscription receipts to qualified investors in both the U.S. and Canada at a price of C$6.00 per subscription receipt.
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
In connection with the acquisition of American Service and American Country, we streamlined the operations of the insurance subsidiaries to focus on the “light” commercial automobile lines of business. During 2011 and 2012, we disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Since disposing of these non-core assets and lines of business, our strategic focus has been the underwriting of specialty commercial insurance for users of “light” vehicles in the U.S.
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary voting common shares and restricted voting common shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas’ ordinary voting common shares to meet certain listing requirements of the NASDAQ Stock Market.

Unless otherwise noted, all historical share and per share values in this Annual Report on Form 10-K reflect the one-for-three reverse stock split.
On January 2, 2013, we acquired Camelot Services, Inc. (“Camelot Services”), a privately owned insurance holding company, and its sole subsidiary, Gateway Insurance Company (“Gateway”), from an unaffiliated third party. This transaction was contractually deemed effective as of January 1, 2013. Gateway provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators. Gateway also wrote contractor’s workers’ compensation insurance, which we ceased writing as part of the transaction. An indemnity reinsurance agreement was entered into pursuant to which 100% of Gateway’s workers’ compensation business was ceded to a third party captive reinsurer funded by the seller as part of the transaction.
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
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas’ initial public offering in the U.S. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. Since that time, Atlas’ shares have traded on the NASDAQ under the symbol “AFH.” The principal purposes of the initial offering in the U.S. were to create a public market in the U.S. for Atlas’ ordinary voting common shares and thereby enable future access to the public equity markets in the U.S. by Atlas and its shareholders, and to obtain additional capital.
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
On May 13, 2014, an aggregate of 2,000,000 Atlas ordinary voting common shares were offered in a subsequent public offering in the U.S. at a price of $12.50 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 300,000 additional shares at the public offering price of $12.50 per share to cover over-allotments, if any. On May 27, 2014, the underwriters exercised this option and purchased an additional 161,000 shares. After underwriting and other expenses, total proceeds of $25.0 million were realized on the issuance of the shares. A portion of the net proceeds from the offering was used to support the acquisition of Anchor Holdings Group, Inc. and its affiliated entities as described further below.
During the fourth quarter of 2014, Camelot Services was merged into American Acquisition.
On March 11, 2015, we acquired Anchor Holdings Group, Inc. (“Anchor Holdings”), a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York (“Global Liberty”), along with its affiliated entities, Anchor Group Management Inc. (“AGMI”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”) and Plainview Delaware’s wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California”, and together with Anchor Holdings, Global Liberty, AGMI, and Plainview Delaware, “Anchor,”) from an unaffiliated third party for a total purchase price of $23.2 million, consisting of a combination of cash and Atlas preferred shares that was approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share). Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. During the fourth quarter of 2016, the company canceled 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement due to unfavorable development of Global Liberty’s pre-acquisition claims reserves. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for a period of five years from the date of acquisition.
Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) and Global Liberty (together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. As previously announced, certain Insurance Subsidiaries have been in rehabilitation since July 8, 2019. See ‘Item 1, 2019 Developments’ for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to December 31, 2018.
Competitive Strengths
Our value proposition is driven by our competitive strengths, which include the following:
Focus on niche commercial insurance business.
We target niche markets that support pricing deemed to be adequate based on historical results and subsequent estimations of future outcomes. While the commercial automobile insurance market has generally faced loss related challenges in recent years, we believe that we are able to adapt to changing market needs through our strategic commitment, the use of technology, analytics and operating scale. We endeavor to develop and deliver superior specialty insurance products and services to meet our customers' needs with a focus on innovation.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis.
Strong market presence with recognized brands and long-standing distribution relationships.
Our Insurance Subsidiaries have a long heritage as insurers of taxi, livery and para-transit businesses. All of our Insurance Subsidiaries have strong brand recognition and long-standing distribution relationships in target markets. Our understanding of the markets we serve remains current through regular interaction between AGMI and our independent retail agents. Our Insurance Subsidiaries are currently licensed in more states than those in which we have currently elected to do business, and we routinely re-evaluate all markets to assess future potential opportunities and risks. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution. AGMI’s policy system enables point of sale interface with our distribution channel providing operating efficiency and customer service benefits.
Underwriting and claims handling experience.
Atlas has extensive experience with respect to underwriting and claims management in our specialty area of insurance. Our underwriting and claims infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. Analysis of the substantial data available through our operating companies informs our product and pricing decisions. The Company’s recent results include a re-estimation of claim related reserves primarily for older accident years. We believe our underwriting and claims handling activities will result in enhanced risk selection, high quality service to our customers and greater control over claims costs. We are committed to continuous improvement related to this underwriting and claims handling experience as a core competency, especially in light of the challenges facing the commercial automobile insurance industry in general. In recent years, we invested significantly in the use of machine learning based predictive analytics in both our underwriting and claims areas to further leverage this heritage.
Scalable operations.
Significant changes have been made in aligning our organization’s infrastructure cost base to our expected revenue and strategic direction going forward. The core functions of our Insurance Subsidiaries were integrated into a common operating platform. We believe that our business is well positioned to support proportionate market share of approximately 20% in all of the markets in which we operate. As a result of our shift to a Managing General Agency (“MGA”) focused strategy, our business model is dependent on support from unrelated insurance underwriting partners. Our business can also operate efficiently at smaller scale. Commercial automobile insurance is a cyclical business and our priority will always be to increase or decrease market share based on expected underwriting results rather than top line revenue. We plan to continue to evaluate, and where beneficial, deploy, new technologies and analytics to maximize efficiency and scalability.

Experienced management team.
We have a talented and experienced management team who have decades of experience in the property and casualty (“P&C”) insurance industry. Our senior management team has worked in the P&C industry for an average of more than 25 years and with the Insurance Subsidiaries, directly or indirectly, for an average of 15 years. We believe our team has the necessary experience and commitment to address current challenges and produce improved results going forward.
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

We seek to achieve our vision and mission through the design, sophisticated underwriting and efficient delivery of specialty insurance products and services. Our understanding of the markets we serve will remain current through interaction with our retail producers. Analysis of the substantial data available through our operating companies will drive product and pricing decisions. We intend to focus on our key strengths and leverage our geographic footprint, products and services only to the extent that these activities support our vision and mission. We will target niche markets that are expected to support adequate pricing and will be best able to adapt to changing market needs ahead of our competitors due to our scale, business partnerships and strategic commitment.
Outlook
Through infrastructure re-organization, dispositions and by placing certain lines of business into run-off, our Insurance Subsidiaries have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce favorable underwriting results going forward. We have aligned the organization’s infrastructure cost base to our expected revenue stream. We integrated the core functions of our insurance businesses into a common, best practice based, operating platform. Management believes that our insurance businesses are well-positioned to support proportionate market share of approximately 20% in all of the markets in which we operate with better than industry level profitability. Based on current market conditions, coupled with underwriting and claim related initiatives implemented in recent years, we believe future underwriting results should improve. Our insurance businesses have a long heritage with respect to our core lines of business and will benefit from the efficient operating infrastructure currently in place. Through its Insurance Subsidiaries and AGMI, Atlas actively wrote business in 42 states and the District of Columbia during 2018.
We believe that the most significant opportunities going forward are: (i) continually managing our independent retail agency and customer relationships, (ii) increasing or decreasing premium volume in business segments and geographic markets based on underwriting results and anticipated future outcomes and (iii) evaluating and implementing strategic activities to optimize the value of our infrastructure and experience. Primary potential risks related to these activities include: (a) the impact of prior year reserve strengthening on our Insurance Subsidiaries, (b) not being able to achieve the expected support from reinsurance or distribution partners, and (c) insurance market conditions becoming or remaining “soft” for a sustained period of time.
We intend to identify and prioritize market expansion opportunities based on the comparative strength of our value proposition relative to competitors, the market opportunity and the legal and regulatory environment.
We intend to improve profitability by undertaking the following:
Focus on most profitable business.
In the past, we have identified and exited segments that are under-performing on our overall book of business. We are committed to continuing to make this a high priority with a focus on geographic, line of business level and competitive analysis. As the market environment evolves, our objective is to react as quickly as possible to address under performing segments and focus on more profitable ones.
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

Expand our market presence.
We are committed to diversification by leveraging our experience, historical data and market research to expand our business into previously untapped markets to the extent incremental markets meet our criteria. A significant portion of the Company’s business in recent years relates to the expansion and evolution of TNC operators. We will continue to expand into additional states or product lines where we are licensed, but not currently active, to the extent that our market expansion criteria is met in a given state or business line. Such potential expansion is also subject to availability of capital or reinsurance support. In the alternative, we will endeavor to quickly adjust our pricing and underwriting or reduce our exposure to potentially under-performing products.
Develop and maintain new or existing strategic partnerships.
We plan to continue to leverage our relationships with reinsurers and other existing or new business partners. The combination of Insurance Subsidiaries and our wholly owned managing general agency provide flexibility in terms of both capital support as well as partnership structures and revenue streams.
Market
Our primary target market is made up of small to mid-size taxi, limousine, other livery, including TNC drivers/operators, and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements. In these cases, we provide support in the areas of day-to-day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis. We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected. Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive.
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global also indicates that in 2018 the total market for commercial automobile liability insurance was approximately $40.4 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced underwriting capacity and higher premium rates.
We believe that operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. Our target market has changed in recent years as a result of TNC and other trends related to mobility. The significant expansion of TNC has resulted in a reduction in taxi vehicles available to insure; however, it has increased the number of livery operators. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during this period.
Currently, we distribute our products only in the U.S. Through our Insurance Subsidiaries, we are licensed to write P&C insurance in 49 states plus the District of Columbia. The following table reflects, in percentages, the principal geographic distribution of gross premiums written in 2018. No other jurisdiction accounted for more than 5%. AGMI is also licensed on a nationwide basis.

Distribution of Gross Premiums Written by Jurisdiction
New York	38.4%
California	16.2

The diagram below outlines the states where we are focused on actively writing new insurance policies and where we believe the comparative strength of our value proposition, the market opportunity, and the legal and regulatory environment will provide favorable results going forward (the blue states in the below diagram).

WA
MT
ND
MN
NH
VT
ME
OR
ID
WY
SD
WI
MI
NY
MA
IA
NE
PA
RI
CT
NV
UT
CO
IL
IN
OH
NJ
KS
MO
KY
WV
VA
DE
CA
MD
TN
NC
DC
AZ
NM
OK
AR
SC
MS
AL
GA
LA
TX
FL
AK
HI
Available

Agency Relationships
Independent retail agents are recruited by us directly utilizing marketing efforts targeting the specialty niche upon which we focus. Interested agents are evaluated based on their experience, expertise and ethical dealing. Typically, our Company enters into distribution relationships with approximately one out of every ten agents seeking an agency contract. Our independent agent partners contract with AGMI through which business can be written with our Insurance Subsidiaries or strategic partners. We do not provide exclusive territories to our independent retail agents, nor do we expect to be their only insurance market. We are generally interested in acting as one of a relatively small number of insurance partners with whom our independent retail agents place business and are also careful not to oversaturate the distribution channel in any given geographic market. This helps to ensure that we are able to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model.
Agents receive commission as a percentage of premiums (generally 10%) as their primary compensation from us. Larger agents may also be eligible for profit sharing based on the growth and underwriting profitability related to their book of business with us. The quality of business presented and written by each independent retail agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented by their customers (as applicable) and overall underwriting profitability of the agent’s book of business. The re-estimation of claims related reserves impacts the evaluation of underwriting results and profit sharing commissions. While we rely on our independent retail agents for distribution and customer support, underwriting and claims handling responsibilities are retained by us. As shown in the charts below, many of our agents have had direct relationships with our Insurance Subsidiaries for a number of years.
Seasonality
Our P&C insurance business is seasonal in nature. Our ability to generate written premium is also impacted by the timing of policy effective periods in the states in which we operate, while our net premiums earned generally follow a relatively smooth trend from quarter to quarter. Changes in the amount of quota share or other reinsurance that we may use will also impact net earned premiums period over period. Also, our gross premiums written are impacted by certain common renewal dates in larger metropolitan markets for the light commercial risks that represent our core lines of business. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Our New York “excess taxi program” has an annual renewal date in the third quarter. Net underwriting income is driven mainly by the timing and nature of claims, coupled with actuarial estimation of future claim liabilities, which can vary widely.

Competition
The insurance industry is competitive in all markets in which the Insurance Subsidiaries operate. Our Company strives to generate better than industry underwriting profit. While historic results have been challenging, we have implemented rate changes, analytics based underwriting and claim processes and shifted our business mix significantly. We believe these activities are important to produce more profitable business, especially in a changing environment.
Our Company competes on a number of factors, such as brand and distribution strength, pricing, agency relationships, policy support, claims service and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our Company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of underwriting and claims professionals who are more familiar with issues common in specialty insurance businesses and provides our customers with better service. We leverage machine learning based predictive analytics and other technologies, such as telematics, to further differentiate ourselves from our competitors.
Our competitors generally fall into two categories. The first is made up of large generalist insurers who often sell their products to our niche through intermediaries, such as managing general agents or wholesalers. The second consists primarily of smaller local insurance companies. These smaller companies may focus primarily on one or more of our niche markets. Or, as is typical in the majority of geographic areas where we compete, they have a broader focus, often writing a significant amount of non-standard lines of business.
Regulation
We are subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. Insurance companies can also be subject to so-called “desk drawer rules” of state insurance regulators, which are regulatory rules or best practices that have not been codified or formally adopted through regulatory proceedings. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our Insurance Subsidiaries, not the holders of securities issued by us. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve estimation and underwriting standards.
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
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (“NAIC”). As a result, industry data is available that enables comparisons between insurance companies, including competitors who are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We frequently use industry publications containing statutory financial information to assess our competitive position. State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. The NAIC RBC formula generates the regulatory minimum amount of capital that a company is required to maintain to avoid regulatory action. There are four levels of action that a company can trigger under the formula: company action, regulatory action, authorized control and mandatory control levels. Each RBC level requires some particular action on the part of the regulator, the company, or both. For example, an insurer that breaches the Company Action Level must produce a plan to restore its RBC levels. As of December 31, 2018, the total adjusted capital of three of our Insurance Subsidiaries exceeded the minimum levels required under RBC requirements, while one subsidiary breached the Company Action Level. We are working with the appropriate regulators to address this RBC breach. We do not expect that this situation will impede our ability to execute on strategic plans.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us or our Insurance Subsidiaries. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.
Employees
As of December 31, 2018, we had 286 full-time employees working within three main departments: Underwriting, Claims, and Corporate and Other. The Corporate and Other category includes executive, information technology, finance, facilities management and human resources. The Claims category includes in-house legal.
Available Information About Atlas
The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this Annual Report on Form 10-K. Atlas files with the Securities and Exchange Commission (“SEC”) and makes available free of charge on its website the Annual Report on Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company website, using the “Investor Relations” heading. These reports are also available on the SEC’s website at http://www.sec.gov.

2019 Developments
As previously disclosed, since December 31, 2018, the Company was unable to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2019 due to delays in the year end audit process. As a result, the Company received a number of delinquency notices from Nasdaq related to these filings as well as other matters. Nasdaq granted the Company’s request to move from the Nasdaq Global Market to the Nasdaq Capital Market and granted the Company an extension to regain compliance with its listing obligations. The Company’s ordinary shares continue to trade on the Nasdaq Capital Market, while the Company’s 6.625% Senior Unsecured Notes due 2022 moved to the OTC Pink Sheets on October 17, 2019. There can be no assurance that the Company will be able to regain compliance with Nasdaq listing requirements.
On April 29, 2019, RSM US, LLP ("RSM") was dismissed as the Corporation’s independent registered public accounting firm. At the time RSM was dismissed, the Corporation had not yet engaged a successor independent registered public accounting firm. On October 31, 2019, Baker Tilly Virchow Krause, LLP (“Baker Tilly”) was engaged as the Company’s independent registered public accounting firm to audit the Company’s financial statements commencing with the fiscal year ended December 31, 2018.
Throughout 2019, the Company has been exploring strategic alternatives, including, but not limited to, further strengthening its processes, reviewing its capital allocation and opportunities, a potential sale of the Company or certain assets, and balance sheet strengthening options with the goal of facilitating shareholder value generation. Atlas concluded that the utilization of its wholly owned MGA operation to work with strategic external insurance and reinsurance partners will enable the Company to leverage its focus, experience and infrastructure to create value for stakeholders. A definitive agreement was executed effective June 10, 2019 between Atlas and American Financial Group, Inc. (NYSE: AFG), under which Atlas will act as an underwriting manager for AFG’s National Interstate (“NATL”) subsidiary and transition new and renewal paratransit business to NATL paper for this book of business. The Company is working on additional arrangements with the objective of establishing MGA relationships in connection with the Company’s other lines of business as well. The Company agreed that should it choose to sell its MGA operations, 49% of the proceeds from any future sale of AGMI would be provided to the ASI Pool Companies to facilitate the rehabilitation process. There can be no assurance that any portion of the proceeds allocated to the ASI Pool Companies would be available for distribution to the Company.
During 2019, the Illinois Department of Insurance (the “Department”) placed all three of the ASI Pool Companies (after Gateway was redomesticated in Illinois) into rehabilitation with the Director of the Department as the statutory rehabilitator. While in rehabilitation, the operations of such insurance subsidiaries will be overseen by the statutory rehabilitator although Atlas continues to maintain its legal ownership of the stock of the ASI Pool Companies. Management’s overriding strategic plan continues to include a transition of business from these insurance companies to alternative markets within a reasonable period of time utilizing the existing platform of the MGA to work with strategic external insurance and reinsurance partners.
Effective August 15, 2019, no new business was written by the ASI Pool Companies, and only New York area new business was written by Global Liberty, which is focusing its resources on New York area business to leverage the subsidiary’s heritage in this large and specific market. The ASI Pool Companies and Global Liberty continued to write renewal business that met their underwriting standards during 2019. Non-renewals related to ASI Pool Companies’ insurance policies began towards the end of 2019.
On January 22, 2020, the Company announced a non-binding letter of intent with Buckle, a technology-driven financial services company, to purchase the stock of Atlas’ indirect subsidiary Gateway Insurance Company (“Gateway”) and its corporate charter and forty-seven (47) state insurance licenses as well as state statutory deposits, subject to regulatory and other necessary approvals, for $4.7 million plus the value of all purchased deposits, such amount to be paid to the Rehabilitator for the benefit of the rehabilitation estate of Gateway, with a tentative closing date in March of 2020. The Company anticipates that Buckle will engage the MGA and certain other subsidiaries of the Company to provide services to Buckle and that Buckle will lease space at the Company’s headquarters and its Melville, NY office.
The transaction will be subject to court approval and a bid process established by the Rehabilitator and approved by the court, and there can be no assurance that the transaction will be consummated on the terms described herein or at all.
The Company’s numerous Current Reports on Form 8-K and press releases since December 31, 2018 provide more detailed disclosures regarding the above events.

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
Risks Related to 2019 Developments
Continued delays in the filing of our periodic reports with the SEC could result in the delisting of our common stock, which would materially and adversely affect our stock price, financial condition and/or results of operations.
As a result of the need for additional time to complete our year-end audit process for the fiscal year ended December 31, 2018, we were unable to file this Annual Report on Form 10-K with the SEC on a timely basis. We also have yet to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, as we could not file such Quarterly Reports until this Annual Report on Form 10-K was filed. As a result, we remain non-compliant with Nasdaq Listing Rule 5250(c)(1) requiring the timely filing of periodic reports, which may result in the delisting of our common stock should we fail to file such reports within a time-frame acceptable to Nasdaq. In addition, the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), because the closing bid price of our common stock for the last 30 consecutive business days was below the minimum bid price of $1 per share, which may result in the delisting of our common stock should we fail to regain compliance by June 2, 2020 (the deadline set forth in the extension granted by Nasdaq). To regain compliance, the Company’s common stock must have a closing bid price of at least $1 per share for a minimum of ten consecutive business days during the compliance period, thus the Company may need to effect a reverse stock split to regain compliance. The Company is also not in compliance with Nasdaq Listing Rule 5620(a) as a result of the Company’s failure to hold an annual general meeting of shareholders during 2019.
It is the Company’s intent to hold an annual general meeting of shareholders in 2020 and to fully regain compliance with all applicable Nasdaq listing standards as soon as practicable, although there can be no assurance that it will be able to do so. Delisting would likely have a material adverse effect on us by, among other things, reducing:

•	The liquidity of our common stock;

•	The market price of our common stock;

•	The number of institutional and other investors that will consider investing in our common stock;

•	The number of market makers in our common stock;

•	The availability of information concerning the trading prices and volume of our common stock;

•	The number of broker-dealers willing to execute trades in shares of our common stock;

•	Our ability to access the public markets to raise debt or equity capital;

•	Our ability to use our equity as consideration in any merger transaction; and

•	The effectiveness of equity-based compensation plans for our employees used to attract and retain individuals important to our operations.
Regulatory Developments
As previously disclosed, during 2019, the ASI Pool Companies were subject to an agreed order of rehabilitation with the Illinois insurance regulator following discussions of reserve levels, and the operations of the ASI Pool Companies are currently overseen by the statutory rehabilitator. In addition, no new business is being written by the ASI Pool Companies, certain of their state insurance licenses have been revoked, and other states have taken or may take action to suspend or terminate the licenses of the Insurance Companies. Therefore, the performance and financial results of the Company are more reliant on the results of AGMI. There are cost sharing and other arrangements in place between AGMI and the Insurance Subsidiaries related to support for the rehabilitation of the ASI Pool Companies, which are subject to regulatory approval and could be restricted in the future. In addition, the Company agreed that should it choose to sell its MGA operations, 49% of the proceeds from any future sale of AGMI would be provided to the ASI Pool Companies to facilitate the rehabilitation process. There can be no assurance that any portion of the proceeds allocated to the ASI Pool Companies would be available for distribution to the Company.

Reserve and Exposure Risks
The Insurance Subsidiaries’ provisions for unpaid claims and claims adjustment expenses may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies we write. We establish reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we write. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims and claims adjustment expenses do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims and claims adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilize independent third party actuarial firms to assist us in estimating the provision for unpaid claims and claims adjustment expenses. These estimates are based upon various factors, including:

•	actuarial and statistical projections of the cost of settlement and administration of claims, reflecting facts and circumstances then known;

•	historical claims information;

•	assessments of currently available data;

•	estimates of future trends in claims severity and frequency;

•	judicial theories of liability;

•	economic factors, such as inflation;

•	estimates and assumptions regarding judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and

•	the level of insurance fraud.
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
Government regulators could require that we increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims and claims adjustment expenses cause a reduction in our Insurance Subsidiaries’ surplus, which could cause a downgrading of our Insurance Subsidiaries’ ratings. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.

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
Our Insurance Subsidiaries market and distribute automobile insurance products through a network of independent agents and other producers in the U.S. The producers submit business through our wholly owned subsidiary AGMI. We rely, and will continue to rely, heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. Although underwriting controls and audit procedures are in place with the objective of providing control over this process, such procedures may not be successful, and in the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in claims that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer, and thereafter, the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.

Our Insurance Subsidiaries may be unable to mitigate their risk or increase their underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations. If reinsurance rates rise significantly or reinsurance becomes unavailable or reinsurers are unable to pay our claims, we may be adversely affected.
In order to reduce underwriting risk and increase underwriting capacity, our Insurance Subsidiaries transfer portions of our insurance risk to other insurers through reinsurance contracts. We generally purchase reinsurance from third parties in order to reduce our liability on individual risks. Reinsurance does not relieve us of our primary liability to our Insurance Subsidiaries’ insureds. During 2018, we had ceded premiums written of $86.4 million to our reinsurers. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. Our ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends in part upon the extent to which we can obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position. There are no assurances that we will be able to maintain our current reinsurance facilities, which generally are subject to annual renewal. If we are unable to renew any of these facilities upon their expiration or to obtain other reinsurance facilities in adequate amounts and at favorable rates, we may need to modify our underwriting practices or reduce our underwriting commitments, which could adversely affect our results of operations.
Our Insurance Subsidiaries are subject to credit risk with respect to the obligations of reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.
Although the reinsurers are liable to us to the extent of risk ceded to them, we remain ultimately liable to policyholders on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that their reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to reinsurers, if at all. As of December 31, 2018, we had an aggregate of $81.2 million of reinsurance recoverables, of which $69.1 million were unsecured. In addition, our reinsurance agreements are subject to specified limits, and we would not have reinsurance coverage to the extent that those limits are exceeded.
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
Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business, most P&C insurance contains some exposure to catastrophic claims. We have only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our claims from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller claims in a particular period. In either case, the consequences could have a substantially volatile effect on our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our ability to write new business. These claims could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry claims from catastrophic events in recent years, and we expect that those factors will increase the severity of catastrophe claims in the future. It is also possible that catastrophic claims could have an impact on our investment portfolio.
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
Atlas is a holding company with no significant operations of its own and a legal entity separate and distinct from our Insurance Subsidiaries. As a result, our only sources of income are dividends and other distributions from our subsidiaries. We will be limited by the earnings of those subsidiaries, and the distribution or other payment of such earnings to them in the form of dividends, loans, advances or the reimbursement of expenses. The payment of dividends, the making of loans and advances or the reimbursement of expenses by our Insurance Subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations and various statutory and regulatory restrictions imposed by the insurance laws of the domiciliary jurisdiction of such subsidiaries. In the states of domicile of our Insurance Subsidiaries, dividends may only be paid out of earned surplus and cannot be paid when the surplus of the company fails to meet minimum requirements or when payment of the dividend or distribution would reduce its surplus to less than the minimum amount. The state insurance regulator must be notified in advance of the payment of an extraordinary dividend and be given the opportunity to disapprove any such dividend. Prior to entering into any loan or certain other agreements between one or more of our Insurance Subsidiaries and Atlas or our other affiliates, advance notice must be provided to the state insurance regulator, and the insurance regulator has the opportunity to disapprove such loan or agreement. Additionally, insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends or other distributions from our Insurance Subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to shareholders or to pay corporate expenses. The inability of our Insurance Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.
Our Insurance Subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements may subject us to regulatory action.
Atlas’ Insurance Subsidiaries are subject to minimum capital and surplus requirements imposed under laws of the states in which the companies are domiciled as well as in the states where we conduct business. Any failure by one of our Insurance Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Subsidiaries, which we may not be able to do. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.
We are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may reduce our profitability.
Virtually all states require insurers licensed to do business therein to bear a portion of contingent and incurred claims handling expenses and the unfunded amount of “covered” claims and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy’s limit, the applicable guaranty fund covered claims obligation cap, or 100% of statutorily defined workers’ compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or pre-funded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of “net direct premiums written”), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including mandatory (a/k/a “involuntary”) insurance pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.
Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.
We depend on income from our securities portfolio for a portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. We currently maintain and intend to continue to maintain a securities portfolio comprised primarily of investment grade fixed income securities. Despite the Company’s best efforts, we cannot predict which industry sectors or specific investments in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments. In addition, certain of our investments, including our investments in limited partnerships owning income producing properties, are illiquid and difficult to value.
Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including liquidity in such markets, the level and volatility of interest rates and, consequently, the value of fixed maturity securities. Should the economy experience a recession in the future, we expect price volatility of our securities to increase.
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
Sources of economic and market instability include, but are not limited to, the impact of the United Kingdom European Union membership referendum (“Brexit”), a potential economic slowdown in Europe, China or the U.S., the impact of trade negotiations, and reduced accommodation from the Federal Reserve and other Central Banks.
Risks from these events, or other currently known or unknown events could lead to worsening economic conditions, widening of credit spreads or bankruptcies which could negatively impact the financial position of the company.
Atlas’ portfolio is managed by an SEC registered investment adviser specializing in the management of insurance company portfolios. We and our investment manager consider these issues in connection with current asset allocation decisions with the object of avoiding them going forward. However, depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. There can be no assurance that the market outlook will improve in the near future. We could also experience a reduction in capital in the Insurance Subsidiaries below levels required by the regulators in the jurisdictions in which we operate.
Our Insurance Subsidiaries may rely on a fronting reinsurance arrangement to market some of its insurance products. Under a fronting reinsurance arrangement, we generally enter into a 100% quota share reinsurance agreement whereby we assume from the ceding reinsurer substantially all of its gross liability under the policies issued by them and on behalf of us. We are generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to the ceding reinsurer, the commission paid to the general agent and premium taxes on the policies. We assume and are liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements. The ceding insurance company may require us to post substantial collateral to secure the reinsured risks. Certain trust accounts for the benefit of the ceding insurance company and other unaffiliated third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements, putting the subsidiary or subsidiaries in breach of the agreement. Effective October 1, 2019, this program started the non-renewal process and is in run-off.
We may not have access to capital in the future.
We may need new or additional financing in the future to conduct our operations or expand our business. However, we may be unable to raise capital on favorable terms, or at all, including as a result of disruptions, uncertainty and volatility in the global credit markets, or due to any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally. From time to time, we may rely on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes.
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
We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary voting common shares. As a result, capital appreciation in the price of our ordinary voting common shares, if any, will be the only source of gain on an investment in our ordinary voting common shares. We have never declared or paid cash dividends on our common stock since Atlas’ inception in 2010. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, the insurance laws and regulations governing our Insurance Subsidiaries contain restrictions on the ability to pay dividends, or to make other distributions to Atlas, which may limit Atlas’ ability to pay dividends to its common shareholders.
Unlike the holders of our ordinary voting common shares, holders of our preferred shares are entitled to dividends on a cumulative basis whether or not declared by our board of directors, at a rate of $0.045 per preferred share per year, which must be paid or declared and set apart before any dividend may be paid on our ordinary voting common shares. We paid $409,000 of preferred dividends during 2016 on the preferred shares held by the former owner of Gateway. All of the preferred shares held by the former owner of Gateway were repurchased on September 30, 2016, and therefore, no additional dividends have accrued or will accrue on those preferred shares. During the fourth quarter of 2016, Atlas canceled the 4,000,000 preferred shares held by the former owner of Anchor. As of December 31, 2016, the paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4,000,000, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor. As of December 31, 2016, there were no preferred shares outstanding. Although the re-issuance of preferred shares to the former owner of Anchor may be highly unlikely, the contingent consideration terms of the Anchor stock purchase agreement will remain in effect for a period of five years from the date of acquisition. During 2018, Atlas paid $333,000 in dividends earned on the preferred shares to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends.
Risks Related to the Company’s Senior Unsecured Notes
If Atlas incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, Atlas’ ability to pay its obligations on its senior unsecured notes (“Senior Unsecured Notes”) could be adversely affected. Although the Senior Unsecured Notes are “senior notes,” they would be subordinate to any senior secured indebtedness the Company may incur and structurally subordinate to all liabilities of Atlas’ subsidiaries, which increases the risk that Atlas will be unable to meet its obligations on the Senior Unsecured Notes when they mature. Atlas’ ability to pay interest on the Senior Unsecured Notes as it comes due and the principal of the Senior Unsecured Notes at their maturity may be limited by regulatory constraints, including, without limitation, state insurance laws that limit the ability of Atlas’ insurance company subsidiaries to pay dividends. Especially in the context of rehabilitation, certain of our Insurance Subsidiaries are restricted from distributing capital to the holding company, which could impact the ability to pay debt obligations in the future. See “Item 1A, Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018. Although the Senior Unsecured Notes are listed on the OTC Pink Sheets, moving from Nasdaq effective October 17, 2019, there can be no assurance that an active trading market for the Senior Unsecured Notes will develop, or if one does develop, that it will be maintained. The price at which holders will be able to sell their Senior Unsecured Notes prior to maturity will depend on a number of factors and may be substantially less than the amount originally invested. Holders of the Senior Unsecured Notes will have limited rights if there is an event of default. Atlas may redeem the Senior Unsecured Notes before maturity, and holders of the redeemed Senior Unsecured Notes may be unable to reinvest the proceeds at the same or a higher rate of return.

Compliance Risks
We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.
As a holding company that owns insurance companies domiciled in the U.S., we and our Insurance Subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than shareholders, and are related to matters, including, but not limited to:

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
Such laws, regulations and rules increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any failure to monitor and address any internal control issues could adversely impact operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected, on a timely basis.
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
It is not possible to predict the future impact of changing federal and state regulation on our operations, and there can be no assurance that laws enacted in the future will not be more restrictive than existing laws, regulations and rules. New or more restrictive laws, regulations and rules, including changes in current tax or other regulatory interpretations, could make it more expensive for us to conduct our businesses, restrict or reduce the premiums our Insurance Subsidiaries are able to charge or otherwise change the way we do business. In addition, economic and financial market turmoil or other conditions, circumstances or events may result in U.S. federal oversight of the insurance industry in general. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.
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
From time to time, the Company is subject to governmental or administrative investigations and proceedings. We can be subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states. If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state. Any such limitation or prohibition could have a material adverse effect on our results of operations and financial condition and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our Insurance Subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction.
Our business could be adversely affected as a result of changing political, regulatory, economic or other influences.
The insurance industry is subject to changing political, economic and regulatory influences. These influences affect the practices and operation of insurance and reinsurance organizations. Legislatures in the U.S. and other jurisdictions have periodically considered programs to reform or amend their respective insurance and reinsurance regulatory systems. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions. Changes in current insurance laws, regulations and rules may result in increased governmental involvement in or supervision of the insurance industry or may otherwise change the business and economic environment in which insurance industry participants operate. Historically, the automobile insurance industry has been under pressure from time to time from regulators, legislators or special interest groups to reduce, freeze or set rates at levels that are not necessarily related to underlying costs or risks, including initiatives to reduce automobile and other commercial line insurance rates. These changes may limit the ability of our Insurance Subsidiaries to price automobile insurance adequately and could require us to discontinue unprofitable product lines, make unplanned modifications of our products and services, or result in delays or cancellations of sales of our products and services.
Failure to maintain the security of personal data and the availability of critical systems may result in lost business, reputation damage, legal costs and regulatory fines.
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

The requirements of being a U.S. public company may strain our resources and divert management’s attention.
As a U.S. public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, which may increase now that we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
In addition, changing laws, regulations and standards in the U.S. relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business and operating results may be adversely affected.
As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company in the U.S., our business, results of operations, cash flows and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
The level of earned premiums generated by our business impacts profitability, especially in the near-term. We may experience difficulty in managing historic and future growth, which could adversely affect our results of operations and financial condition.
Maintaining and/or increasing our current level of earned premiums would require geographic expansion and increased market share via our expanded distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand. Incremental merger and acquisition activities could affect our minimum efficient scale. Alternatively, a reduction in earned premiums creates potential challenges in terms of expense ratios and other factors that impact profit.

The integration and management of acquired books of business, acquired businesses and other growth initiatives involve numerous risks that could adversely affect our profitability, and are contingent on many factors, including:

•	expanding our financial, operational and management information systems;

•	managing our relationships with independent agents, brokers and legacy program managers, including maintaining adequate controls;

•	expanding our executive management and the infrastructure required to effectively control our growth;

•	maintaining ratings of our Insurance Subsidiaries;

•	increasing the statutory capital of our Insurance Subsidiaries to support growth in written premiums;

•	accurately setting claims provisions for new business where historical underwriting experience may not be available;

•	obtaining regulatory approval for appropriate premium rates where applicable; and

•	obtaining the required regulatory approvals to offer additional insurance products or to expand into additional states or other jurisdictions.
Our failure to grow our earned premiums or to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Engaging in acquisitions involves risks, and if we are unable to effectively manage these risks, our business may be materially harmed.
Acquisitions of similar insurance providers have been a material component of our growth strategy. From time to time, subject to availability of suitable opportunities, market conditions and capital needs or support, we have and, in the future, may engage in discussions concerning acquisition opportunities and, as a result of such discussions, may enter into acquisition transactions. Upon the announcement of an acquisition or other type of business combination, our share price may fall depending on numerous factors, including, but not limited to, the intended target, the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per common share. Acquisitions entail numerous risks, including the following:

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

Provisions in our organizational documents, corporate laws and the insurance laws of Illinois, New York and other states could impede an attempt to replace or remove management or directors or prevent or delay a merger or sale, which could diminish the value of our shares.
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
The commercial automobile insurance business is highly competitive, and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines, and more widespread agency relationships than we have. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interest to compete solely on price, and we may, from time to time, experience a loss of market share during periods of intense price competition. Our business could be adversely impacted by the loss of business to competitors offering competitive insurance products at lower prices. This competition could affect our ability to attract and retain profitable business. Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include, but are not limited to, vehicle make, model and year; driver age; territory; years licensed; claims history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring based on credit report information. We believe our pricing model will generate future underwriting profits; however, past performance is not a perfect indicator of future driver performance.
Changes in the nature of the markets we serve could impact the size of our market and/or the market share available to us.
The industry we serve is being impacted by the introduction of mobile applications, including, but not limited to, TNCs, on-line dispatch and tracking, in-vehicle technologies and other technology-related changes. These technologies could change the size of the overall addressable market we serve and may also impact the nature of the risks we insure.
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

If we are unable to maintain our claims-paying ratings or negotiate fronting reinsurance arrangements, our ability to write insurance and to compete with other insurance companies may be adversely impacted. A decline in rating could adversely affect our position in the insurance market, make it more difficult to market our insurance products and cause our premiums and earnings to decrease.
Financial ratings are an important factor influencing the competitive position of insurance companies. Third party rating agencies assess and rate the claims-paying ability of insurers and reinsurers based upon criteria that they have established. Periodically, these rating agencies evaluate the business to confirm that it continues to meet the criteria of the ratings previously assigned. Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s premiums. The Insurance Subsidiaries are rated by A.M. Best, which issues independent opinions of an insurer’s financial strength and its ability to meet policyholder obligations. A.M. Best ratings range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims.
On June 15, 2018, A.M. Best downgraded the financial strength ratings of American Country, American Service and Gateway to “C” and Global Liberty to “C++.” On March 20, 2019, A.M. Best affirmed rating of the ASI Pool Companies and downgraded Global Liberty to “C+”. Concurrently A.M. Best withdrew these ratings as the Insurance Subsidiaries requested to no longer participate in A.M. Best’s interactive rating process. Most of our business is not sensitive to the A.M. Best rating. However, there is a limited amount of business that, due to airport or port authority requirements, require an A.M. Best rating in excess of those assigned to our companies. We have endeavored to mitigate the impact of those requirements through arrangements with unaffiliated insurance and reinsurance companies with a higher rating, but there can be no assurance that this will be successful. If our companies fail to maintain the existing or negotiate a new fronting reinsurance arrangement, it could result in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease. Futhermore, our withdrawal from A.M. Best’s rating process may inhibit our ability to secure new business if potential customers do not want to engage an insurance company without an A.M. Best rating.
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
Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage.
Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be more difficult for us to manage our underwriting risks and operate our business profitably.
It is also possible that the losses we experience on risks that we have reinsured will exceed the coverage limits on the reinsurance. If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.
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

Net Operating Loss Carryforward as of December 31, 2018 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	27,313
2018	2038	47,653
2018	Indefinite	4,106
Total		$120,602

NOLs and other carryforwards generated in 2017 and 2018 are not limited by IRC Section 382.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. The Company-owned facility consists of one three-story office building with approximately 110,000 square feet. An unaffiliated tenant currently leases one floor of the building. We believe that the Schaumburg facility will be sufficient space to support the growth and expansion of our business.
We also lease four additional office spaces to support regional underwriting, claims, and corporate and other operations. The St. Louis, Missouri lease is 4,375 square feet of office space and effective through June 2021. The Manhattan, New York lease is 1,796 square feet of office space and effective through February 2020. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through March 2022. The Scottsdale, Arizona lease is 2,107 square feet of office space and effective through November 2020.
We own one property in Alabama, which comprises approximately 13.6 acres of land and is currently held for sale.
Item 3. Legal Proceedings
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). Plaintiffs filed an amended complaint on July 30, 2018. Defendants filed a motion to dismiss, which was fully briefed as of December 12, 2018.  On April 1, 2019, before the Court had addressed defendants’ pending motion to dismiss, the plaintiffs filed a motion for leave to amend their complaint to include allegations relating to the Company’s press release dated March 4, 2019 disclosing a further increase in its loss reserves.  The Court subsequently granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on April 9, 2019.  On June 5, 2019, before the defendants had responded to the second amended complaint, plaintiffs filed a motion for leave to file a third amended complaint to add allegations relating to developments occurring after the Company’s March 4, 2019 press release.  The Court subsequently granted the motion for leave, and plaintiffs filed the third amended complaint on June 12, 2019.  In the third amended complaint, the plaintiffs asserts claims on behalf of a putative class consisting of purchasers of the Company’s securities between February 22, 2017 and April 30, 2019. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or failing to disclose certain information regarding the adequacy of the Company’s reserves. The complaint seeks, among other remedies, unspecified damages, attorneys’ fees and other costs, equitable and/or injunctive relief, and such other relief as the court may find just and proper. Defendants filed a motion to dismiss the amended complaint on July 17, 2019, and briefing on that motion was completed on October 31, 2019. The motion remains pending before the Court. Under the federal securities laws, discovery and other proceedings automatically will be stayed during the pendency of the motion to dismiss.
In addition, in connection with our operations, we are, from time to time, named as defendants in actions for damages and costs allegedly sustained by plaintiffs in connection with claims against the insurance policies we underwrite. While it is not possible to estimate the outcome of the various proceedings at this time, such actions have generally been resolved with minimal damages or expense in excess of amounts provided, and the Company does not believe that it will incur any significant additional loss or expense in connection with such actions.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 8, 2019, there were approximately 1755 shareholders of record of our ordinary voting common shares. Our ordinary voting common shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture (“TSXV”) under the same symbol beginning January 6, 2011. On June 5, 2013, the Company delisted from the TSXV. As of March 8, 2019, there were 11,942,812 ordinary voting common shares and no restricted voting common shares outstanding.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could have been made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program could have been modified, suspended, or discontinued at any time. During 2018, 255,505 shares were repurchased under this Share Repurchase Program.
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by KFSI (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway.
Due to insurance regulations there are restrictions on our Insurance Subsidiaries (American Country, American Service, Gateway and Global Liberty) that limit the Company’s ability to pay dividends. We did not pay any dividends to our common shareholders during 2017, 2018, 2019, or to date in 2020 and we have no current plans to pay dividends to our common shareholders. See ‘Part II, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources’ for further discussion of regulatory dividend restrictions.

Performance Graph
The following graph shows the cumulative five-year total return on $100 invested on December 31, 2013 in (i) Atlas common stock, (ii) the Russell 2000 Index and (iii) the S&P Global Financial U.S. Insurance P&C Index, in each case with dividends reinvested. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Atlas common stock.

Company/Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Atlas Financial Holdings	$100.00	$110.87	$135.19	$122.62	$139.61	$54.96
Russel 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
S&P Global U.S. Insurance P&C Index	$100.00	$114.85	$118.80	$140.21	$160.30	$154.12
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)[2]	Weighted average exercise price of outstanding options, warrants and rights (b)[3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by security holders[1]	402,195	—	791,502

[1]	The Company has no equity compensation plans that were not approved by its security holders.

[2]	Sum of 402,195 shares outstanding under the January 18, 2011, March 6, 2014 and the March 12, 2015 equity compensation plans.

[3]	Average price not computed due to currency differences.

[4]	Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary voting common shares).
Purchases of Equity Securities
No unregistered securities were sold during 2018. No repurchases of equity securities were made during the three month period ended December 31, 2018.

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

($ in ‘000s, except for share and per share data)	2018	2017	2016	2015	2014
Net premiums earned	$218,218	$215,771	$171,058	$152,064	$98,124
Total revenue	221,766	221,975	177,579	156,851	101,618
Net (loss) income attributable to common shareholders	(80,012)	(38,810)	2,365	14,154	17,608
(Loss) earnings per common share basic	$(6.67)	$(3.22)	$0.20	$1.18	$1.61
(Loss) earnings per common share diluted	$(6.67)	$(3.22)	$0.19	$1.13	$1.56
Combined ratio	129.0%	122.5%	102.9%	88.2%	91.4%

Cash and invested assets	$200,610	$243,483	$224,779	$233,304	$179,994
Total assets	470,338	482,503	423,577	411,292	283,911
Notes payable	24,255	24,031	19,187	17,219	—
Total liabilities	464,639	391,858	296,235	281,670	174,512
Mezzanine equity	—	—	—	6,941	2,000
Total shareholders’ equity	5,699	90,645	127,342	122,681	107,399
Common and restricted shares issued	12,192,475	12,164,041	12,023,295	12,015,888	11,771,586
Common and restricted shares outstanding	11,936,970	12,164,041	12,023,295	12,015,888	11,771,586
Book value per common share outstanding	$0.48	$7.42	$10.54	$10.15	$9.08
These results include the acquisition of Anchor on March 11, 2015, which will affect the comparability of the data. See ‘Part II, Item 8, Note 3, Goodwill and Intangible Assets,’ in the Notes to Consolidated Financial Statements for further discussion of the impact of this acquisition.

Item 7. Management’s Discussion and Analysis (“MD&A”) of Results of Operations and Financial Condition
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares, ordinary voting common shares and participative restricted stock units when used to describe earnings (loss) or book value per common share. All amounts are in U.S. dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts.
Forward-Looking Statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and, other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in ‘Part I, Item 1A, Risk Factors.’
Often, but not always, forward-looking statements can be identified by the use of words such as “plans,” “expects,” “is expected,” “budget,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “believes” or variations (including negative variations) of such words and phrases, or state that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Atlas to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political, regulatory and social uncertainties.
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
I. Overview
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our Insurance Subsidiaries (American Country, American Service, Gateway and Global Liberty) in conjunction with our wholly owned managing general agency, AGMI. This sector includes taxi cabs, non-emergency para-transit, limousine, livery, including certain transportation network companies (“TNCs”) drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. During 2018, our Insurance Subsidiaries were licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States (“U.S.”). During the 2018 fiscal year, the Insurance Subsidiaries distributed their products through a network of independent retail agents, and actively wrote insurance in 42 states and the District of Columbia. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Since Atlas’ formation in 2010, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by our Insurance Subsidiaries. Our focus going forward is the underwriting of commercial automobile insurance in the U.S. Substantially all of our new premiums written are in “light” commercial automobile lines of business. See ‘Item 1, 2019 Developments’ and “Risk Factors - Risk Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to December 31, 2018.

Commercial Automobile
Our primary target market is made up of small to mid-size taxi, limousine, other livery, including TNC drivers/operators, and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements. In these cases, we provide support in the areas of day-to-day policy administration and claims handling consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis. We may also provide excess coverage above the levels of risk retained by the insureds where a better than average loss ratio is expected. Through these arrangements, we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that may otherwise be more price sensitive.
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global also indicates that in 2018 the total market for commercial automobile liability insurance was approximately $40.4 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced underwriting capacity and higher premium rates.
We believe that operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. Our target market has changed in recent years as a result of TNC and other trends related to mobility. The significant expansion of TNC has resulted in a reduction in taxi vehicles available to insure; however, it has increased the number of livery operators. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during this period.
Other Lines of Business
Other lines of business is comprised of our surety program, Gateway’s truck and workers’ compensation programs, American Service’s non-standard personal lines business, Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program and assigned risk pool business. All of the other lines of business are currently in run-off except for other liability and assigned risk pool business.
Our surety program primarily consisted of U.S. Customs bonds. We engage a former affiliate, Avalon Risk Management, to help coordinate customer service and claims handling for the surety bonds written as this program runs-off. This non-core program is 100% reinsured to an unrelated third party and has been transitioned to another carrier.
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
Global Liberty’s homeowners program, which is substantially reinsured, was placed into run-off prior to Atlas’ acquisition.There is a relatively small book of business, which is substantially reinsured, that is still in run-off.
Atlas’ workers’ compensation related to taxi and other liability are ancillary products that are offered only to insureds who purchase our commercial automobile insurance products. The workers’ compensation program was non-renewed in 2018 due to limited demand.
Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.

II. Application of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

•	Fair value of financial assets;

•	Impairment of financial assets;

•	Deferred policy acquisition costs;

•	Claims liabilities;

•	Valuation of deferred tax assets; and

•	Reinsurance.
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see ‘Part II, Item 8, Note 1, Nature of Operations and Basis of Presentation,’ in the Notes to Consolidated Financial Statements.
Fair Value of Financial Assets
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
Atlas’ fixed income portfolio is managed by a Securities and Exchange Commission (“SEC”) registered investment adviser specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment adviser has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place and market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2018, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of (loss) income and comprehensive (loss) income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of (loss) income and comprehensive (loss) income to the extent that the fair value is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in accumulated other comprehensive (loss) income, net of applicable income taxes.
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
See ‘Part II, Item 8, Note 5, Investments’ in the Notes to Consolidated Financial Statements for further discussion of OTTI.
Deferred Policy Acquisition Costs
Atlas defers brokers’ commissions, premium taxes and other underwriting and marketing costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. The other underwriting and marketing costs include a percentage of salary and related expense, payroll taxes and travel of our marketing and underwriting employees. The percentage is derived from an annual persistency rate study using policy and vehicle counts to compute a hit ratio. The deferred costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisition costs (“DPAC”) limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the DPAC. Atlas’ DPAC are reported net of deferred ceding commissions.
Claims Liabilities
The provision for unpaid claim and claim adjustment expenses represent the estimated liabilities for reported claims, plus those incurred but not yet reported (“IBNR”), and the related estimated claim adjustment expenses. Unpaid claim expenses are determined using case-basis evaluations and statistical analyses, including insurance industry claims data, and represent estimates of the ultimate cost of all claims incurred. Although considerable variability is inherent in such estimates, management believes that the liability for unpaid claim and claim adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.
Atlas considers the impact of inflation when establishing adequate rates and estimating the provision for unpaid claim and claim adjustment expenses. We establish reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we write. Inflation has a larger impact the longer the time between the issuance of the policy and the final settlement of claims. Greater than expected claims costs above the established reserves will require an increase in claims reserves and reduce the earnings in the period the deficiency was established. We consider the impact of inflation on these reserves when establishing policy rates.
Management utilizes independent actuaries to provide guidance for the establishment of the Company’s liabilities for unpaid claim, claim adjustment expenses, and IBNR. In establishing the ultimate claims liability, actuarial judgment is relied upon in order to make appropriate assumptions to determine a best estimate of ultimate claim liabilities. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claim settlement practices or when behaviors of policyholders are influenced by external factors and/or market dynamics. As an example, during calendar year 2016, the Company introduced predictive analytics in addition to making significant efforts to reduce claim tail risk by accelerating claim closure rates. These changes have had a material impact on claim development as described further in ‘Part II, Item 8, Note 11, Claims Liabilities’ in the Notes to Consolidated Financial Statements.
At any given point in time, the recorded claim liabilities represent our best estimate of the ultimate settlement and administration cost of insured claims incurred and unpaid. Since the process of estimating claim and claim adjustment liabilities requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claim handling procedures, the ultimate liability may exceed or be less than these estimates. Claim liabilities are revised as additional information becomes available, and adjustments, if any, are reflected in earnings in the periods in which they are determined.
In selecting development factors and averages described in ‘Part II, Item 8, Note 11, Claims Liabilities’ in the Notes to Consolidated Financial Statements, due consideration is given to how the historical experience patterns change from one year to the next over the course of several consecutive years of recent history. Predictions surrounding these patterns drive the estimates that are produced by each method and are based on statistical techniques that follow standard actuarial practices.
In compliance with annual statutory reporting requirements, our appointed independent actuaries provide a Statement of Actuarial Opinion (“SAO”) indicating that carried claim liabilities recorded at each annual balance sheet date make a reasonable provision for the Insurance Subsidiaries’ claim liabilities obligations under the term of contracts and agreements with our policyholders. Recorded claim liabilities are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2018, the recorded amount for claim liabilities falls within the range determined by the appointed independent actuaries.
The methods employed by actuaries include a range of estimated claim liabilities, each reflecting a level of uncertainty. Projections of claim liabilities are subject to potentially large variability in the estimation process since the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include jury decisions, court interpretations, legislative changes, and economic conditions. Any estimate of future costs is subject to the inherent limitation on one’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of claim liabilities will vary, perhaps materially, from any estimate.
We believe our claim liability reserves are appropriately established based on available methodology, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for reported and unreported claim liabilities.
Valuation of Deferred Tax Assets
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
DTAs related to the carry-forward of unused tax losses and credits, and those arising from temporary differences are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the DTAs. Atlas performs an assessment of recoverability of its DTAs on a quarterly basis. If, based on the weight of available evidence, it is more likely than not the DTAs will not be realized, a valuation allowance is recognized in income in the period that such determination is made. As of December 31, 2018, Atlas has a valuation allowance of $29.4 million recorded against the Company’s DTAs. The Company had no valuation allowance as of December 31, 2017.
Reinsurance
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

III. Operating Results
Highlights

•	Gross premiums written were $286.6 million in 2018, an increase of 3.9% from $276.0 million in 2017.

•	In-force premium was $286.1 million as of December 31, 2018, an increase of $17.6 million from $268.5 million as of December 31, 2017.

•	Total revenue was $221.8 million in 2018 compared to $222.0 million in 2017.

•	Underwriting loss was $63.2 million in 2018 compared to an underwriting loss of $48.5 million in 2017.

•	The combined ratio was 129.0% in 2018, an increase of 6.5 points, compared to 122.5% in 2017.

•
Net loss was $80.0 million, or $6.67 loss per common share diluted, in 2018 compared to a net loss of $38.8 million, or $3.22 loss per common share diluted, in 2017, representing a decrease in earnings per common share diluted of $3.45.

•	Book value per common share decreased $6.94 to $0.48 as of December 31, 2018 from $7.42 as of December 31, 2017.

•	Return on equity was a negative 166.1% in 2018 as compared to a negative 35.6% in 2017.

Consolidated Performance
($ in ‘000s, except per share data)	Year ended December 31,
	2018	2017	2016
Gross premiums written	$286,614	$275,961	$225,095
Net premiums earned	218,218	215,771	171,058
Net claims incurred	220,662	203,873	134,746
Underwriting expense:
Acquisition costs	26,115	27,885	18,803
Share-based compensation	1,201	1,176	1,552
Expenses recovered related to acquisitions and stock purchase agreements	(520)	—	(6,297)
DPAC amortization	(225)	806	(746)
Other underwriting expenses	34,139	30,548	27,983
Total underwriting expenses	60,710	60,415	41,295
Underwriting loss	(63,154)	(48,517)	(4,983)
Net investment income	2,647	4,897	4,824
Goodwill impairment loss	(2,726)	—	—
Loss from operating activities, before income taxes	(63,233)	(43,620)	(159)
Interest expense	(1,869)	(1,840)	(1,026)
Loss from change in fair value of equity securities	(198)	—	—
Realized gains and other income	1,099	1,307	1,697
Net (loss) income before income taxes	(64,201)	(44,153)	512
Income tax expense (benefit)	15,811	(5,343)	(2,134)
Net (loss) income	$(80,012)	$(38,810)	$2,646

Key Financial Ratios[1]
Loss ratio	101.1%	94.5%	78.8%
Underwriting expense ratio:
Acquisition cost ratio	12.0	12.9	11.0
Share-based compensation ratio	0.6	0.5	0.9
Expenses recovered related to acquisitions and stock purchase agreements ratio	(0.2)	—	(3.7)
DPAC amortization ratio	(0.1)	0.4	(0.4)
Other underwriting expense ratio	15.6	14.2	16.3
Total underwriting expense ratio	27.9	28.0	24.1
Combined ratio	129.0%	122.5%	102.9%
(Loss) earnings per common share diluted	$(6.67)	$(3.22)	$0.19
Book value per common share	$0.48	$7.42	$10.54
Return on equity	(166.1)%	(35.6)%	2.1%

[1]	Ratios are calculated as a percentage of net premiums earned.

Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies we own. The Company’s philosophy is to prioritize improvement in underwriting margin over top line growth. As with all P&C insurance companies, the impact of price changes and other underwriting activities is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate.
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
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the claims experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated claims we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure, based on our historical claims experience and, beginning in 2016, the use of claim related predictive analytics. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period, as well as estimation of potential future trends or changes. While the Company relies on independent actuarial professionals and internal controls in this regard, the estimation of reserves is inherently uncertain. We are committed to continuous improvement in this area of our business.
Acquisition costs consist principally of brokerage and agent commissions and, to a lesser extent, premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses. We believe that because a portion of our personnel expenses are relatively fixed in nature, changes in premium writings may impact our operating scale and operating expense ratios.
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Year ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Commercial automobile	$283,907	$274,705	$223,801	3.3%	22.7%
Other	2,707	1,256	1,294	115.5	(3.0)
Total	$286,614	$275,961	$225,095	3.9%	22.6%

Gross premiums written were $286.6 million in 2018 compared to $276.0 million in 2017, representing an increase of 3.9%. The increase is primarily due to growth in our para-transit and livery/TNC lines, primarily in New York and California, partially offset by a decrease in taxi gross premiums written. The decrease in taxi business resulted from the non-renewal of one large Illinois account and the loss of airport business in certain states due to the lowering of the A.M. Best ratings of American Country, American Service and Gateway, or collectively, the “ASI Pool Subsidiaries.”
Gross premiums written were $276.0 million in 2017 compared to $225.1 million in 2016, representing a 22.6% increase. The increase primarily resulted from growth in livery/limousine and para-transit gross premiums written, primarily in New York, California and New Jersey, offset by a decrease in taxi gross premiums written in Louisiana and Nevada and in all lines in Minnesota and Michigan.
New premium business on our core lines represented approximately 31.6%, 40.7% and 33.9% of the total gross premiums written in 2018, 2017 and 2016, respectively. The decrease in new business premium growth from 2017 to 2018 occurred due to smaller fleet size in our livery/TNC business and less taxi business. The increase in new business growth from 2016 to 2017 primarily resulted from one large New York livery/TNC account written and growth in all products in the states of California and New Jersey.

In-force premium was $286.1 million, $268.5 million and $224.6 million as of December 31, 2018, 2017 and 2016, respectively. Gross unearned premium reserves were $134.0 million and $128.0 million as of December 31, 2018 and 2017, respectively. The increase in gross unearned premium reserves and in-force premium since December, 31, 2017 primarily resulted from growth in our para-transit and livery/TNC lines during the second half of 2018. Gross unearned premium reserves were $128.0 million and $113.2 million as of December 31, 2017 and 2016, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2016 primarily resulted from growth in the states of California, New Jersey and New York, offset by a reduction in business in the states of Louisiana, Michigan and Minnesota.
Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Year ended December 31,
	2018		2017		2016
New York	$110,031	38.4%	$99,374	36.0%	$69,737	31.0%
California	46,566	16.2	42,165	15.3	29,784	13.2
New Jersey	12,465	4.3	11,090	4.0	4,881	2.2
Illinois	11,599	4.0	15,664	5.7	12,398	5.5
Virginia	10,009	3.5	8,704	3.2	7,940	3.5
Louisiana	7,526	2.6	6,140	2.2	10,337	4.6
Ohio	7,335	2.6	7,204	2.6	5,942	2.6
Texas	7,045	2.5	8,511	3.1	7,881	3.5
Nevada	5,947	2.1	6,449	2.3	7,966	3.5
Minnesota	5,862	2.0	6,453	2.3	9,542	4.3
Other	62,229	21.8	64,207	23.3	58,687	26.1
Total	$286,614	100.0%	$275,961	100.0%	$225,095	100.0%

As illustrated by the table above, 38.4%, 36.0% and 31.0% of Atlas’ gross premiums written in 2018, 2017 and 2016, respectively, came from New York. The five states currently producing the most premium volume accounted for 66.4% of gross premiums written in 2018, as compared to 64.2% and 55.4% in 2017 and 2016, respectively. In 2018, the increase in New York gross premiums written came from growth in the livery/TNC line, and the increase in California gross premiums written resulted from growth in all products. In 2017, approximately 62.5% of the increase in New York gross premiums written came from one new large limousine fleet account.
Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. This Excess of Loss reinsurance is primarily secured through General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc. Atlas also purchases reinsurance from Gen Re in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by the ASI Pool Subsidiaries. The Quota Share agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. Effective April 1, 2018, the Quota Share cession rate was increased to 30%. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Global Quota Share remained at 25% for 2018, 2017 and 2016.
Ceded premiums written increased 92.8% to $86.4 million in 2018 compared to $44.8 million in 2017, primarily due to the increase in the Quota Share cession rate. Ceded premiums written decreased 0.5% to $44.8 million in 2017 compared to $45.0 million in 2016, primarily due to reductions in the cession rates of the Quota Share agreement and Global Liberty’s commercial automobile excess of loss reinsurance contracts, offset by premium growth as compared to the prior year period. As our limousine and para-transit business grows, we expect ceded premiums written to increase, because, under the current market conditions, the reinsurance costs are more expensive for these products.

Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written totaled $200.2 million in 2018, a decrease of 13.4% from $231.1 million in 2017, following an increase of 28.4% in 2017 from $180.1 million in 2016. The changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned totaled $218.2 million in 2018, an increase of 1.1% compared to $215.8 million in 2017, following an increase of 26.1% in 2017 compared to $171.1 million in 2016. The changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 101.1%, 94.5% and 78.8 % in 2018, 2017 and 2016, respectively. The loss ratio increase in 2018 was primarily the result of the reserve strengthening on prior accident years between 2013 and 2017, which created a 6.6% increase in the loss ratio for 2018. The loss ratio increase in 2017 was primarily the result of the Company’s re-estimation of its unpaid claims liabilities on prior accident years, creating a 15.7% increase in the loss ratio in 2017.
We experienced unfavorable reserve development of $82.7 million, $75.4 million and $32.6 million in 2018, 2017 and 2016, respectively, which is reported by accident year and line of business in the tables below.
Reserve Development for the Years Ended December 31,
2018:
Year-end 2018 reserve estimates for the Insurance Subsidiaries were strengthened to the high point of the actuarial range established by the outside independent actuaries for each entity based on December 31, 2018 data, claim settlement activities, and other factors evaluated subsequent to the receipt of the 2018 actuarial opinions. While the Company believes that the changes made to its claim process will result in better outcomes than would have otherwise been the case, uncertainty regarding the ultimate outcome exists, and it cannot be assumed that reserve estimates will be adequate. Primarily as a result of regulatory concerns regarding reserve levels, the ASI Pool Companies were placed into rehabilitation in 2019. See ‘Item 1, 2019 Developments’ and “Item 1A, Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to December 31, 2018. Incremental claim outcomes and other factors could result in future adjustments to reserves and reserve estimates.
2017:

•
Atlas identified that claim expenses in Michigan were significantly outpacing other states and took a significant charge in 2016. Although exposure in Michigan was reduced to approximately 1.4% of the Company’s insured vehicles in force by year end 2017, payments for claims in this state continued to be disproportionate to historic premiums earned.

•	Remaining liability for non-New York Global Liberty business written prior to 2016 was expected to settle for greater amounts than previously expected.

•	Overall, the actuarially determined liability for remaining claims related to accident years 2015 and prior in general was indicated to be significantly higher than carried reserves.

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

•
While the Company did see positive trends relating to more recent accident years in which predictive modeling had an impact, based on year-end work, the challenges from the past outpaced more recent benefits.

•
Based on year-end 2017 actuarial work, Atlas determined that this significant reserve increase was necessary to ensure sufficient IBNR levels to extinguish the remaining claims especially for older accident years.

2016:

•	The unfavorable development was primarily from our core commercial automobile liability line.

•	Excluding pre-acquisition Global Liberty reserve development, the development of our core lines on prior accident years was $23.2 million in 2016.

•	Michigan commercial automobile claims accounted for approximately 62.5% of this $23.2 million development.

•	Pre-acquisition Global Liberty claims reserve development was $7.9 million in 2016.

•	The remaining unfavorable prior year development of $1.5 million in 2016 is attributable to assigned risk pools and run-off of non-core business.
Atlas intends to only write its products in areas where it believes the Company can generate an above average underwriting profit. As a specialty insurer, Atlas puts a priority on addressing changes in our market in a nimble way. Despite industry challenges that have impacted our results in recent years, Atlas enhanced and initiated numerous underwriting and claim related processes designed to leverage our experience in the specialty light commercial auto sector, including the elevated use of predictive analytics. We have proactively compressed settlement time, particularly with respect to larger claims, providing earlier visibility into potentially changing claim trends. Atlas endeavored to maintain operating efficiency and improve loss ratios through appropriate underwriting and pricing, disciplined claims handling, as well as further leveraging the investments it has made in predictive analytics. However, the impact of such improvement will only be recognized if positive results are reflected in future loss settlements. In the meantime, overall reserve levels are being set based on the estimates provided by the Insurance Subsidiaries’ outside independent actuaries and include strengthening related to prior accident years. Under the MGA focused strategy implemented in 2019, the Company expects to create value for its stakeholders through partnerships with unrelated risk bearing insurers and reinsurers.

Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance
($ in ‘000s)
Accident Year	Commercial Auto Liability	Other	Total
	Year ended December 31, 2018
2013 and prior	$7,390	$(69)	$7,321
2014	8,349	352	8,701
2015	26,642	(600)	26,042
2016	17,594	32	17,626
2017	21,572	1,484	23,056
2018	123,017	14,899	137,916
Total	$204,564	$16,098	$220,662

	Year ended December 31, 2017
2012 and prior	$3,402	$(456)	$2,946
2013	9,209	30	9,239
2014	23,037	603	23,640
2015	30,025	1,020	31,045
2016	7,693	834	8,527
2017	114,531	13,945	128,476
Total	$187,897	$15,976	$203,873

	Year ended December 31, 2016
2011 and prior	$3,374	$1,323	$4,697
2012	4,348	101	4,449
2013	10,764	131	10,895
2014	16,946	148	17,094
2015	(4,930)	408	(4,522)
2016	90,713	11,420	102,133
Total	$121,215	$13,531	$134,746

Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premiums earned, offset by ceding commission on business reinsured. Acquisition costs were $26.1 million, $27.9 million and $18.8 million in 2018, 2017 and 2016, respectively, representing 12.0%, 12.9% and 11.0% of net premiums earned, respectively.

Acquisition Cost Impact on the Combined Ratio
($ in ‘000s, percentages to net premiums earned)	Year ended December 31,
	2018		2017		2016
Net premiums earned	$218,218	100.0%	$215,771	100.0%	$171,058	100.0%
Gross commissions incurred excluding profit sharing	30,599	14.0	28,416	13.2	21,993	12.9
Gross profit sharing commissions incurred	1,917	0.9	3,458	1.6	2,618	1.5
Premium and other taxes incurred	8,117	3.7	7,315	3.4	6,257	3.6
Total gross commissions and taxes incurred	40,633	18.6	39,189	18.2	30,868	18.0
Ceded commissions incurred excluding profit sharing	(14,976)	(6.8)	(9,447)	(4.4)	(10,966)	(6.4)
Ceded profit sharing commissions incurred	458	0.2	(1,857)	(0.9)	(1,099)	(0.6)
Total ceded commissions incurred	(14,518)	(6.6)	(11,304)	(5.3)	(12,065)	(7.0)
Total	$26,115	12.0%	$27,885	12.9%	$18,803	11.0%

Gross commissions incurred excluding profit sharing commissions increased by $2.2 million in 2018 compared to 2017. The increase resulted from higher than average acquisition costs on reinsurance business assumed, partially offset by certain TNC business underwritten at zero commissions. Gross profit sharing commissions incurred decreased by $1.5 million in 2018 compared to 2017, primarily as a result of fewer agents being eligible for profit sharing commissions. Gross profit sharing commissions are awarded based on the combination of developed loss experience and premium growth. Premium and other taxes incurred increased by $802,000 in 2018 compared to 2017 as a result of premium growth in jurisdictions with higher premium tax rates, offset by attrition in states with lower rates.
Gross commissions incurred excluding profit sharing commissions increased by $6.4 million in 2017 compared to 2016. The increase resulted from premium growth in business where higher commission rates applied. Gross profit sharing commissions incurred increased by $840,000 in 2017 compared to 2016 primarily as a result of new agents becoming eligible for profit sharing commissions and premium growth. Premium and other taxes incurred increased by $1.1 million in 2017 compared to 2016 as a result of premium growth.
Ceded commissions incurred excluding profit sharing commissions increased by $5.5 million in 2018 compared to 2017, primarily due to the increase in the Quota Share cession rate. Ceded profit sharing commissions incurred decreased by $2.3 million in 2018 compared to 2017. Ceded profit sharing commissions are based on loss experience. The decrease in ceded profit sharing commissions resulted from unfavorable loss ratios on the Quota Share and Global Quota Share.
Ceded commissions incurred excluding profit sharing commissions decreased by $1.5 million in 2017 compared to 2016 primarily due to the decrease in ceded premiums written for the Quota Share. Ceded profit sharing commissions incurred increased by $758,000 in 2017 compared to 2016. The increase in ceded profit sharing commissions resulted from favorable loss ratios on Atlas’ excess of loss reinsurance agreements and the Global Quota Share, offset by unfavorable loss ratios on the Quota Share.
Other Underwriting Expenses
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 16.0%, 15.1% and 13.1% in 2018, 2017 and 2016, respectively.

2018 vs. 2017:

•	Other underwriting expenses increased by approximately $2.1 million over the prior year period.

•	Depreciation, leasehold improvement amortization and facility costs increased by $599,000 compared to the prior year period because Atlas’ new headquarters building operated for a full year in 2018.

•	Salary, payroll taxes and employee benefit costs increased by $0.1 million.

•	DPAC amortization decreased by $1.0 million compared to the prior year period due to an increase in the percentage applied to deferrable expenses.

•	Expenses recovered pursuant to stock purchase agreements were $520,000. During 2017, there were no expenses recovered pursuant to stock purchase agreements.

•	Maintenance costs related to Atlas’ enterprise policy management software increased by approximately $1.0 million.

•	Professional fees increased by $1.1 million primarily due to an increase in legal fees.

•	Bank fees increased by $952,000 over the prior year period due to an increase in charges related to processing customer payments.
2017 vs. 2016:

•	Other underwriting expenses increased by approximately $10.0 million over the prior year period.

•	Depreciation, leasehold improvement amortization and facility costs related to Atlas’ new headquarters building increased by $806,000 compared to the prior year period.

•	Salary, payroll taxes and employee benefit costs decreased by $581,000.

•	Because salary, payroll taxes and employee benefit costs decreased and gross premiums written and gross unearned premium reserves increased, DPAC amortization increased by $1.6 million.

•	There were no expenses recovered pursuant to stock purchase agreements. During 2016, there were $6.3 million in expenses recovered pursuant to stock purchase agreements.

•	The termination of Gateway’s workers’ compensation retroactive reinsurance agreement increased expenses by $1.7 million.

•	Directors fees increased by $30,000 over the prior year period due to the addition of a new board member.
Expenses Related to Stock Purchase Agreements
Atlas recovered $520,000 of expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency in 2018. Atlas did not incur or recover any expenses pursuant to stock purchase agreements in 2017. Atlas recovered $6.3 million of expenses pursuant to the contingent adjustments of the Gateway and Anchor stock purchase agreements that included the redemption and cancellation of preferred shares in 2016.
Combined Ratio
Atlas’ combined ratio was 129.0%, 122.5% and 102.9% in 2018, 2017 and 2016, respectively.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs’ and ‘Other Underwriting Expenses’ sections above.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees and allocated salaries. Net investment income, net of investment expenses, was $2.6 million in 2018, a decrease of 45.9%, compared to $4.9 million in 2017, following an increase of 1.5% in 2017 compared to $4.8 million in 2016. These amounts are primarily comprised of interest income. In 2018, the decrease resulted from lower returns on equity method investments and less interest income from collateral loans due to loan pay-offs, partially offset by higher interest income on our fixed income securities portfolio. In 2017, the increase was primarily due to an increase in interest income from fixed income securities with higher coupon rates and a decrease in investment manager costs. The gross yield on our fixed income securities was 2.6%, 2.3% and 2.2% in 2018, 2017 and 2016, respectively. The gross yield on our cash and cash equivalents was 0.7%, 0.3% and 0.1% in 2018, 2017 and 2016, respectively. In 2018, the increase in the gross yield on our cash investments was due to higher interest rates on certain accounts and higher balances in accounts earning greater interest. In 2017, the increase in gross yield on our cash investments was due to higher interest rates on certain new accounts and higher balances in accounts earning greater interest. Equity method investments and collateral loans generated investment losses of $470,000 in 2018 and investment income of $1.9 million in both 2017 and 2016.
Goodwill Impairment Loss
The Company performed an assessment of the recoverability of goodwill related to Anchor Group Holdings, Inc. as of December 31, 2018. As a result of continued poor results driven from reserve development, declining premium base, and its March 2019 withdrawal from the A.M. Best interactive rating process, the Company concluded that it should impair the goodwill associated with the acquisition of Anchor Group Holdings, Inc. The resulting assessment reduced the carrying value of goodwill to $0, which resulted in a goodwill impairment loss of $2.7 million for 2018. There were no goodwill impairment losses during 2017 and 2016.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $1.9 million, $1.8 million and $1.0 million in 2018, 2017 and 2016, respectively. The increase in interest expense from 2017 to 2018 was due to a full year’s worth of interest expense in 2018 on the senior unsecured notes, partially offset by the decrease in amortization of debt issuance costs upon the repayment of outstanding amounts under the Loan Agreement in 2017. The increase in interest expense from 2016 to 2017 primarily resulted from the accelerated amortization of debt issuance costs upon the repayment of outstanding amounts under the Loan Agreement and higher interest rate related to the senior unsecured notes.
Loss from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. In 2018, Atlas recorded losses of $198,000 through net income related to the changes in the unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from the sales of investments. Net realized investment gains decreased 34.3% to $573,000 in 2018 from $872,000 in 2017, due to losses from the sale of fixed income securities, partially offset by gains from the sale of equity securities. Net realized investment gains decreased 29.1% to $872,000 in 2017 from $1.2 million in 2016, due to lower gains from the sale of fixed income securities, partially offset by higher gains on the sale of equity securities and equity method investments.
Other Income
Atlas recorded other income of $526,000, $435,000 and $467,000 in 2018, 2017 and 2016, respectively.
(Loss) Income before Income Taxes
Atlas generated pre-tax loss of $64.2 million and $44.2 million in 2018 and 2017, respectively, and pre-tax income of $512,000 in 2016. The causes of these changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Goodwill Impairment Loss,’ ‘Interest Expense,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ sections above.

Income Taxes
Atlas recognized tax expense of $15.8 million in 2018 and income tax benefits of $5.3 million and $2.1 million in 2017 and 2016, respectively.

Tax Rate Reconciliation
($ in ‘000s)	Year ended December 31,
	2018		2017		2016
Provision for taxes at U.S. statutory marginal income tax rate	$(13,482)	21.0%	$(15,453)	35.0%	$179	35.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	28,830	(44.9)	—	—	—	—
Nondeductible expenses	62	(0.1)	51	(0.1)	24	4.7
Tax-exempt income	(12)	—	(23)	0.1	(39)	(7.6)
State tax (net of federal benefit)	(2)	—	(2)	—	28	5.5
Stock compensation	(42)	0.1	(458)	1.0	—	—
Nondeductible goodwill	572	(0.9)	—	—	—	—
Nondeductible acquisition accounting adjustment	(109)	0.2	—	—	(2,204)	(430.5)
Change in statutory tax rate	—	—	10,542	(23.9)	—	—
Other	(6)	—	—	—	(122)	(23.9)
Provision for income taxes for continuing operations	$15,811	(24.6)%	$(5,343)	12.1%	$(2,134)	(416.8)%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. Among other things, beginning with the 2018 tax year, the Tax Act reduced the Company’s corporate federal tax rate from a marginal rate of 35% to a flat 21%, eliminated the corporate Alternative Minimum Tax (“AMT”), changed reserving and other aspects of the computation of taxable income for insurance companies, and modified the net operating loss carryback and carryforward provisions for all entities in the group except for those subject to tax as P&C companies. The modified net operating loss provisions no longer allow a carryback to prior years to recover past taxes, but now allow an indefinite carryforward period subject to a yearly utilization limit. As discussed above, any net operating losses with respect to the insurance entities taxed as P&C companies retain the current net operating loss carryback and carryover provisions, which are two years carryback and 20 years carryforward. As of December 31, 2016, the Company measured its deferred tax items at the enacted rate in effect of 35%. Due to the Tax Act’s enactment, the Company’s deferred tax assets and liabilities as of December 31, 2017 were re-measured at the new enacted tax rate of 21%. In 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset as a result of this re-measurement.
Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by Internal Revenue Code (“IRC”) Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries that could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years have been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset, which Atlas has available after the merger and believed more-likely-than-not to be utilized in the future, after consideration of a valuation allowance.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
Positive evidence evaluated when considering the need for a valuation allowance includes:

•	management’s expectations of future profit with vehicles in-force at their highest levels and steady new and renewal business;

•	anticipated ability to increase prices in core lines as the commercial auto market is firming;

•	predictive modeling in underwriting and claims, which we believe are generating better priced risks that are expected to create overall profitability over time; and

•	positive growth trends in gross premiums written in each year since formation.

Negative evidence evaluated when considering the need for a valuation allowance includes:

•	net losses generated in the three most recent years; and

•	yearly limitation as required by IRC Section 382 on net operating loss carryforwards generated prior to 2013.
Net (Loss) Income and (Loss) Earnings per Common Share
Atlas had net loss of $80.0 million and $38.8 million in 2018 and 2017, respectively, and net income of $2.6 million in 2016. Loss per common share diluted was $6.67 and $3.22 in 2018 and 2017, respectively. After taking the impact of the liquidation preference of the preferred shares into consideration, earnings per common share diluted were $0.19 in 2016.

Potential Dilutive Common Shares
	Year ended December 31,
	2018	2017	2016
Basic weighted average common shares outstanding	11,992,808	12,064,880	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options	—	—	177,364
Diluted weighted average common shares outstanding	11,992,808	12,064,880	12,222,883

The effects of convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In 2018 and 2017, all exercisable stock options were deemed to be anti-dilutive. The potentially dilutive impact for all exercisable stock options excluded from the calculation due to anti-dilution is 16,372 and 71,475 common shares for 2018 and 2017, respectively. In 2016, all exercisable stock options were deemed to be dilutive and all of the convertible preferred shares were deemed to be anti-dilutive. The potentially dilutive impact for the convertible preferred stock excluded from the calculation due to anti-dilution is 441,357 common shares for 2016.

IV. Financial Condition

Consolidated Statements of Financial Condition
($ in ‘000s, except for share and per share data)	December 31,
	2018	2017
Assets
Investments, available for sale
Fixed income securities, available for sale, at fair value (amortized cost $133,213 and $158,411)	$129,991	$157,984
Equity securities, at fair value (cost $5,650 and $7,969)	5,929	8,446
Short-term investments	4,745	—
Other investments	25,043	31,438
Total investments	165,708	197,868
Cash and cash equivalents	34,902	45,615
Accrued investment income	749	1,248
Premiums receivable (net of allowance of $5,115 and $3,418)	88,596	79,664
Reinsurance recoverables on amounts paid	12,388	7,982
Reinsurance recoverables on amounts unpaid	68,771	53,402
Prepaid reinsurance premiums	36,898	12,878
Deferred policy acquisition costs	7,309	14,797
Deferred tax asset, net	—	16,985
Goodwill, net	—	2,726
Intangible assets, net	3,755	4,145
Property and equipment, net	31,363	24,439
Other assets	19,899	20,754
Total assets	$470,338	$482,503

Liabilities
Claims liabilities	$273,496	$211,648
Unearned premium reserves	134,040	128,043
Due to reinsurers	15,849	8,411
Notes payable, net	24,255	24,031
Other liabilities and accrued expenses	16,999	19,725
Total liabilities	$464,639	$391,858

Shareholders' equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2018 - 12,192,475 and December 31, 2017 - 12,164,041; shares outstanding: December 31, 2018 - 11,936,970 and December 31, 2017 - 12,164,041	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2018 and December 31, 2017 - 0	—	—
Additional paid-in capital	202,298	201,105
Treasury stock, at cost: December 31, 2018 - 255,505 and December 31, 2017 - 0 shares of ordinary voting common shares	(3,000)	—
Retained deficit	(190,503)	(110,535)
Accumulated other comprehensive (loss) income, net of tax	(3,132)	39
Total shareholders' equity	$5,699	$90,645
Total liabilities and shareholders' equity	$470,338	$482,503

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

Carrying Value of Investments, including Cash and Cash Equivalents
($ in ‘000s)	As of December 31,
	2018	2017
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,196	$21,186
States, municipalities and political subdivisions	8,843	13,243
Corporate
Banking/financial services	13,124	21,382
Consumer goods	9,790	9,679
Capital goods	3,547	7,992
Energy	6,812	7,515
Telecommunications/utilities	8,323	11,215
Health care	755	1,059
Total corporate	42,351	58,842
Mortgage-backed
Agency	25,128	30,613
Commercial	19,622	22,587
Total mortgage-backed	44,750	53,200
Other asset-backed	13,851	11,513
Total fixed income securities	$129,991	$157,984
Equities	5,929	8,446
Short-term investments	4,745	—
Other investments	25,043	31,438
Total investments	$165,708	$197,868
Cash and cash equivalents	34,902	45,615
Total	$200,610	$243,483

Portfolio Composition
Atlas held securities, short-term investments and other investments with a carrying value of $165.7 million and $197.9 million as of December 31, 2018 and 2017, respectively, which were primarily comprised of fixed income securities. The decrease resulted from the net sales of fixed income securities and equities, the repayment of two collateral loans, return of capital of certain equity method investments and negative changes in market values.
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
Most of the Company’s holdings are impacted by the U.S. economy, and we anticipate a moderate impact from the effect of global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe it will meaningfully alter the fundamental outlook of the Company’s investment holdings.
Short-Term Investments
Atlas’ short-term investments are comprised of bonds and money market funds. As of December 31, 2018, short-term investments totaled $4.7 million. Atlas had no short-term investments as of December 31, 2017.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of these other investments were $25.0 million and $31.4 million as of December 31, 2018 and 2017, respectively. The carrying values of the equity method limited partnerships were $24.0 million and $25.3 million as of December 31, 2018 and 2017, respectively. The decrease in the carrying value of the limited partnerships was primarily due to the return of capital offset by contributions to other equity method limited partnerships. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximates the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $1.0 million and $6.2 million as of December 31, 2018 and 2017, respectively. The decrease was due to the repayment of two collateral loans.

Equity Method Investments by Type
($ in ‘000s)	As of December 31,
	2018	2018	2017
	Unfunded Commitments	Carrying Value
Real estate	$2,887	$11,085	$10,660
Insurance linked securities	—	6,694	9,073
Activist hedge funds	—	3,911	4,367
Venture capital	3,070	2,015	853
Other joint venture	—	325	325
Total equity method investments	$5,957	$24,030	$25,278

Due to the timing of financial information of the Company’s equity method investments, certain investments are recorded on a financial reporting lag of one to three months.
Liquidity and Cash Flow Risk
As of December 31, 2018, 26.1% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 28.4% as of December 31, 2017. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of December 31, 2018, the fixed income securities had a weighted average life of 4.8 years and a duration of 3.8 years, compared to a weighted average life of 4.9 years and a duration of 3.9 years as of December 31, 2017. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.

Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity Date
($ in ‘000s)	As of December 31,
	2018			2017
	Amortized Cost	Fair Value	%	Amortized Cost	Fair Value	%
Due in less than one year	$5,573	$5,546	4.3%	$11,149	$11,141	7.0%
Due in one through five years	29,000	28,324	21.8	33,941	33,857	21.4
Due after five through ten years	33,790	32,724	25.2	41,542	41,538	26.3
Due after ten years	5,100	4,796	3.7	6,614	6,735	4.3
Total contractual maturity	73,463	71,390	55.0	93,246	93,271	59.0
Total mortgage and asset-backed	59,750	58,601	45.0	65,165	64,713	41.0
Total	$133,213	$129,991	100.0%	$158,411	$157,984	100.0%

The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of December 31, 2018 and 2017 was 430.5% and 26.8%, respectively. The increase is the result of the decrease in shareholders’ equity. See the ‘Shareholders’ Equity’ and ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders, agents and reinsurers. It monitors concentration and credit quality risk through policies designed to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company’s insurance policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has protocols to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.5% rated ‘BBB’ or better as of December 31, 2018 compared to 99.3% as of December 31, 2017.

Credit Ratings[1] of Fixed Income Securities Portfolio
($ in ‘000s)	As of December 31,
	2018		2017
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$38,478	29.6%	$42,978	27.2%
AA/Aa	50,273	38.7	58,173	36.8
A/A	20,729	16.0	27,384	17.3
BBB/Baa	19,808	15.2	28,348	18.0
BB	557	0.4	875	0.6
B	—	—	226	0.1
CCC	146	0.1	—	—
Total fixed income securities	$129,991	100.0%	$157,984	100.0%

[1]	Ratings assigned by Fitch, S&P or Moody’s Investors Service.
Other-Than-Temporary Impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary in 2018, 2017 or 2016.
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
The total fair value of the securities in an unrealized loss position was $115.4 million as of December 31, 2018 compared to $108.1 million as of December 31, 2017. Unrealized losses were $3.4 million and $1.4 million as of December 31, 2018 and 2017, respectively. The increase in unrealized losses primarily resulted from negative changes in market values (see ‘Part II, Item 8, Note 5, Investments’ in the Notes to Consolidated Financial Statements). Atlas has the ability and intent to hold the securities in an unrealized loss position until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
Allowance for Bad Debt
As of December 31, 2018, Atlas’ allowance for bad debt was $5.1 million, compared to $3.4 million as of December 31, 2017. The increase in the allowance for bad debt resulted from an analysis of certain past due balances during 2018.
Due from Reinsurers
Atlas purchases reinsurance from third parties in order to reduce its liability on individual risks and its exposure to large claims. Reinsurance is coverage purchased by one insurance company from another for part of the risk originally underwritten by the purchasing (ceding) insurance company. The practice of ceding insurance to reinsurers allows an insurance company to reduce its exposure to claims by size, geographic area and type of risk, or on a particular policy. An effect of ceding insurance is to permit an insurance company to write additional insurance for risks in greater numbers or in larger amounts than it would otherwise insure independently, based on its statutory capital, risk tolerance and other factors.
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Subsidiaries and the Global Quota Share with Swiss Re for Global Liberty. Under the Quota Share, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. As shown in the below table, Atlas had $81.2 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of December 31, 2018 compared to $61.4 million as of December 31, 2017. The increase in the amount recoverable from third party reinsurers resulted from an increase in ceded case and IBNR reserves and the timing of the collection of amounts recoverable on paid claims.
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

Reinsurance Recoverables on Amounts Paid and Unpaid by Reinsurer
($ in ‘000s)	A.M. Best Financial Strength Rating	As of December 31,
		2018	2017
General Reinsurance Corporation	A++	$47,592	$32,505
Swiss Reinsurance America Corporation	A+	28,241	22,241
Other		5,326	6,638
Total		$81,159	$61,384

During 2019, the Company received notice from General Reinsurance Corporation that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies Quota Share contract with Swiss Reinsurance America Corporation was terminated on a run-off basis.

Deferred Tax Asset

Components of Deferred Tax
($ in ‘000s)	As of December 31,
	2018	2017
Gross deferred tax assets:
Losses carried forward	$25,326	$13,313
Claims liabilities and unearned premium reserves	5,949	6,171
Bad debts	1,009	—
Tax credits	—	1,172
Commissions	—	623
Stock compensation	760	602
Other	418	1,094
Valuation allowance	(29,416)	—
Total gross deferred tax assets	4,046	22,975

Gross deferred tax liabilities:
Deferred policy acquisition costs	1,535	3,107
Investments	189	213
Fixed assets	1,371	847
Intangible assets	633	715
Other	318	1,108
Total gross deferred tax liabilities	4,046	5,990
Net deferred tax assets	$—	$16,985

Deferred tax assets are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ DTA, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against DTAs. Based on Atlas’ cumulative loss in recent years, Atlas has established a valuation allowance of $29.4 million for its gross future deferred tax assets as of December 31, 2018. The Company had no valuation allowance as of December 31, 2017.
On July 22, 2013, as a result of shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, the use of the Company’s net operating loss and other carry-forwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares.
Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards (“NOLs”) of approximately $25.3 million as of December 31, 2018. NOLs and other carryforwards generated in 2017 and 2018 are not limited by IRC Section 382.

Net Operating Loss Carryforward as of December 31, 2018 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	27,313
2018	2038	47,653
2018	Indefinite	4,106
Total		$120,602

Buildings and Land
In the fourth quarter of 2016, Atlas purchased a building and land for $9.3 million to serve as its corporate headquarters. The Company purchased furnishings and made improvements to this building of $1.1 million, $11.3 million and $139,00 in 2018, 2017 and 2016, respectively. See ‘Part II, Item 8, Note 9, Property and Equipment’ in the Notes to Consolidated Financial Statements for further discussion of the new corporate headquarters.
Claims Liabilities

Provision for Unpaid Claims by Type, Gross of Reinsurance
($ in ‘000s)	As of December 31,
	2018	2017	% Change
Case reserves	$78,191	$62,769	24.6%
IBNR	195,305	148,879	31.2
Total	$273,496	$211,648	29.2%

Provision for Unpaid Claims by Line of Business, Gross of Reinsurance
($ in ‘000s)	As of December 31,
	2018	2017	% Change
Commercial automobile liability	$268,728	$204,654	31.3%
Other[1]	4,768	6,994	(31.8)
Total	$273,496	$211,648	29.2%

Provision for Unpaid Claims by Line of Business, Net of Reinsurance Recoverables
($ in ‘000s)	As of December 31,
	2018	2017	% Change
Commercial automobile liability	$200,984	$153,319	31.1%
Other[1]	3,741	4,927	(24.1)
Total	$204,725	$158,246	29.4%

[1]	See ‘Part II, Item 7, MD&A, Overview’ section for further information regarding the other lines of business.
The provision for unpaid claims and claims adjustment expenses increased by 29.2% to $273.5 million as of December 31, 2018 compared to $211.6 million as of December 31, 2017. During 2018, case reserves increased by 24.6% compared to 2017, while

IBNR reserves increased by 31.2%. The increase in case reserves was primarily due to an increase in new and re-opened claims reported on the three most recent accident years. The increase in IBNR was primarily due to the settlement of claims reported on prior accident years for our commercial auto and non-voluntary assigned risk programs above established case reserves for 2018.

Provision for Unpaid Claims, Gross of Reinsurance
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of December 31, 2018
Current Year	$47,109	$1,210	$48,319	$107,944	$2,782	$110,726
Prior Years	30,039	(167)	29,872	83,636	943	84,579
Total	$77,148	$1,043	$78,191	$191,580	$3,725	$195,305

	As of December 31, 2017
Current Year	$30,619	$(462)	$30,157	$78,625	$1,180	$79,805
Prior Years	30,393	2,219	32,612	65,017	4,057	69,074
Total	$61,012	$1,757	$62,769	$143,642	$5,237	$148,879

Provision for Unpaid Claims, Net of Reinsurance Recoverables
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of December 31, 2018
Current Year	$40,073	$481	$40,554	$76,337	$2,556	$78,893
Prior Years	26,502	(105)	26,397	58,072	809	58,881
Total	$66,575	$376	$66,951	$134,409	$3,365	$137,774

	As of December 31, 2017
Current Year	$27,421	$(309)	$27,112	$49,888	$844	$50,732
Prior Years	25,701	1,303	27,004	50,309	3,089	53,398
Total	$53,122	$994	$54,116	$100,197	$3,933	$104,130

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Unpaid claims and claims adjustment expenses, beginning of period	$211,648	$139,004	$127,011
Less: reinsurance recoverable	53,402	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	158,246	103,634	97,612

Change in retroactive reinsurance ceded	—	1,361	107

Incurred related to:
Current year	137,916	128,476	102,133
Prior years	82,746	75,397	32,613
	220,662	203,873	134,746
Paid related to:
Current year	52,637	50,626	39,652
Prior years	121,546	99,996	89,179
	174,183	150,622	128,831

Net unpaid claims and claims adjustment expenses, end of period	$204,725	$158,246	$103,634
Add: reinsurance recoverable	68,771	53,402	35,370
Unpaid claims and claims adjustment expenses, end of period	$273,496	$211,648	$139,004

The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends, and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results may deviate, perhaps substantially, from the best estimates made. The change to the provision for unpaid claims and claims adjustment expenses is consistent with the changes in written premium. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the statement of income as estimates are updated.
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
Atlas experienced $82.7 million in unfavorable prior accident year development in 2018 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line and was mostly related to accident years 2013 through 2017.
Atlas experienced $75.4 million in unfavorable prior accident year development in 2017 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Atlas previously identified that claim expenses in Michigan were significantly outpacing other states and took a significant charge. Although exposure in Michigan was reduced to approximately 1.4% of the Company’s insured vehicles inforce by year end 2017, payments for claims in this state continued to be disproportionate to historic premiums earned. In addition, the remaining liability for non-New York Global Liberty business written prior to 2016 is expected to settle for greater amounts than previously expected. Overall, the actuarially determined liability for remaining claims related to accident year 2015 and prior in general, across all jurisdictions, was indicated to be significantly higher than carried reserves.

Atlas experienced $32.6 million in unfavorable prior accident year development in 2016 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Excluding pre-acquisition Global Liberty reserve development, the development of our core lines on prior accident years was $23.2 million in 2016. Michigan commercial automobile claims accounted for approximately 62.5% of this development. Pre-acquisition Global Liberty claims reserve development was $7.9 million in 2016. The remaining unfavorable prior year development of $1.5 million for 2016 is attributable to assigned risk pools and run-off of non-core business.
Contractual Obligations

Future Payments and Estimated Claims Settlements
($ in ‘000s)	Year ended December 31, 2018
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable, including interest payments	$31,625	$1,656	$3,313	$26,656	$—
Operating leases	3,369	1,137	2,042	190	—
Estimated claims liabilities, net of reinsurance	204,725	88,558	69,601	24,731	21,835
Total	$239,719	$91,351	$74,956	$51,577	$21,835

Estimated claims liabilities are calculated based on actuarial assumptions and may differ from actual future claims settlements. The amounts in the table above have been presented net of reinsurance.
As of December 31, 2018, we had contractual obligations to provide additional funds for investments in limited liability investments included in other investments for up to $6.0 million not included in the table above. There is no certainty of when these amounts will be required to be provided.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements as defined by SEC rules.

Changes in Shareholders’ Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance December 31, 2015	$36	$—	$198,041	$—	$(74,364)	$(1,032)	$122,681
Net income	—	—	—	—	2,646	—	2,646
Preferred dividends paid	—	—	(409)	—	—	—	(409)
Other comprehensive income	—	—	—	—	—	812	812
Share-based compensation	—	—	1,612	—	—	—	1,612
Balance December 31, 2016	$36	$—	$199,244	$—	$(71,718)	$(220)	$127,342
ASU 2018-02, reclassification of certain tax effects	—	—	—	—	(7)	7	—
Net loss	—	—	—	—	(38,810)	—	(38,810)
Other comprehensive income	—	—	—	—	—	252	252
Options exercised	—	—	655	—	—	—	655
Share-based compensation	—	—	1,176	—	—	—	1,176
Other	—	—	30	—	—	—	30
Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net loss	—	—	—	—	(80,012)	—	(80,012)
Purchase of treasury stock	—	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	—	(2,794)	(2,794)
Share-based compensation	—	—	1,201	—	—	—	1,201
Other	—	—	(8)	—	—	—	(8)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
As of December 31, 2018, there were 11,936,970 ordinary voting common shares outstanding and no preferred shares outstanding.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws, and other factors. The share repurchase program and the Board’s authorization of the program could have been modified, suspended, or discontinued at any time. During 2018, 255,505 shares were repurchased under this Share Repurchase Program.
During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of December 31, 2018.
On December 31, 2018, the Company awarded grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of one share of Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 Restricted Stock Unit (“RSU”) grants having an aggregate grant date fair value of $179,000. The RSUs will vest 33.3% on January 1 of each year for the next three years.

There were 24,932 and 14,816 non-vested RSUs issued as of December 31, 2018 and 2017, respectively. The RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs and 27,195 ordinary voting common shares, then immediately canceled 6,169 shares, as a result of a cashless exercise of options. During 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs and 133,338 ordinary voting common shares as a result of the exercise of options.
Mezzanine Equity
During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. As of December 31, 2018 and 2017, there were no outstanding preferred shares. The preferred shares redeemed and canceled during 2016 pursuant to the Gateway stock purchase agreement have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of (loss) income and comprehensive (loss) income in the period that the contingency is re-estimated. The Anchor cancellation was recorded as a recovery of acquisition expense.
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
On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. During 2018, Atlas paid $333,000 in dividends earned on the preferred shares to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends.
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
Book Value

Book Value per Common Share
($ in ‘000s, except for share and per share data)	December 31,
	2018	2017
Shareholders’ equity	$5,699	$90,645
Less: Accumulated dividends on preferred stock	—	333
Common equity	$5,699	$90,312
Common shares:
Common shares outstanding	11,936,970	12,164,041
Restricted stock units	24,932	14,816
Total common shares	11,961,902	12,178,857
Book value per common share outstanding	$0.48	$7.42

Changes to Book Value per Common Share
As of December 31, 2017		$7.42
Net loss, after tax	1.34
Loss reserve estimate change	(5.46)
Loss from change in fair value of equity securities	(0.01)
Realized investment gains, after tax	0.04
Changes in unrealized gains and losses, after tax	(0.23)
Share repurchases	(0.09)
Shares issued	(0.02)
Share-based compensation	0.08
Goodwill impairment	(0.18)
Valuation allowance against DTAs related to net operating losses	(2.41)
Year-to-date decrease to book value per common share		(6.94)
As of December 31, 2018		$0.48

The changes to book value per common share are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Goodwill Impairment Loss,’ ‘Interest Expense,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management
The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income, and other returns received on securities. Cash provided from these sources is used primarily for payment of claims, commissions and general expenses. Atlas may also use cash provided from these sources to repurchase common shares in open market transactions. As discussed above in the ‘Changes in Shareholders’ Equity’ section, 255,505 shares were repurchased under the Share Repurchase Program during 2018.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments, and capital contributions from their parents. Refer also to the discussion above in the ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.
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
Interest expense on notes payable was $1.9 million, $1.8 million and $1.0 million in 2018, 2017 and 2016, respectively.

Summary of Consolidated Cash Flows
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Net cash flows (used in) provided by operating activities	$(26,442)	$26,472	$170
Net cash flows provided by (used in) investing activities	19,070	(15,909)	8,412
Net cash flows (used in) provided by financing activities	(3,341)	5,164	(1,048)
Net (decrease) increase in cash	$(10,713)	$15,727	$7,534

Cash used in operations during 2018 was primarily a result of net loss and increases in (i) premiums receivable and unearned premium reserves due to premium growth, (ii) reinsurance recoverable on paid amounts, prepaid reinsurance premiums and reinsurance premiums payable due to changes in the Quota Share cession rate, and (iii) unpaid claims liabilities due to growth and the re-estimation of the ultimate claims incurred on prior accident years. Cash provided by operations during 2017 and 2016 was primarily a result of net income and increases in unpaid claims liabilities and unearned premium reserves. We receive most premiums in advance of the payment of claims. Our ability to generate positive operating cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during 2018 was due to the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases. Cash used in investing activities during 2017 was due to the net purchases of fixed income and equity securities and the furnishings and improvements for the Company’s new headquarters, offset by the net sales of other investments. Cash provided by investing activities during 2016 was due to the net sale of invested assets, offset by the purchase of a building and land used for the Company’s headquarters.
Cash used in financing activities during 2018 was primarily a result of shares repurchased under the Share Repurchase Program. Cash provided by financing activities during 2017 resulted from the proceeds of the issuance of the Company’s senior unsecured notes and options exercised, partially offset by the repayment of the Revolver and Draw Amount. Cash used in financing activities during 2016 resulted from the buyback of preferred shares pursuant to the Gateway stock purchase agreement, partially offset by the proceeds from the Revolver and Draw Amount.

Capital Resources
The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive (loss) income.
As a holding company, Atlas could derive cash from its Insurance Subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas’ Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio. The Insurance Subsidiaries require regulatory approval for the return of capital, loans or advances and, in certain circumstances, prior to the payment of dividends. In the event that dividends available to the holding company are inadequate to cover its operating expenses and debt payments, the holding company would need to raise capital, sell assets or incur future debt.
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Subsidiaries is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months. Atlas' Insurance Subsidiaries did not declare or pay any dividends to Atlas during 2018 or 2017. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.

Statutory Net Loss and Surplus of Atlas’ Insurance Subsidiaries
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Net loss computed under statutory-basis accounting	$49,648	$35,199	$3,585

Combined statutory capital and surplus	$14,377	$87,813	$113,943

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk that Atlas will incur losses due to adverse changes in interest rates, currency exchange rates or equity prices. Having increased our mortgage and asset-backed securities holdings, our primary market risk exposures in the fixed income securities portfolio are to changes in interest rates, inflation and the uncertainty of prepayment assumptions. Because Atlas’ securities portfolio is comprised of primarily fixed income securities, periodic changes in interest rate levels generally impact its financial results to the extent that the securities in its available-for-sale portfolio are recorded at market value. During periods of rising interest rates, the market value of the existing fixed income securities will generally decrease, and realized gains on fixed income securities will likely be reduced. The reverse is true during periods of declining interest rates. Changes in inflation can influence the interest rates, which can impact the fair value of our available-for-sale fixed income portfolio and yields on new investments.
Although mortgages can have a contractual term of a certain number of years, quite often mortgages are paid off much sooner. Because of these unscheduled prepayments, predicting the maturity of mortgage backed securities can be problematic. In addition, mortgage-backed securities are marketable and can trade at premiums, discounts or par value, depending upon changes in current market rates. A current-coupon pass-through trades at par value, while high-coupon pass-throughs trade at premiums and low-coupon securities trade at discounts. Prepayment speed can affect premium and discount pass-throughs adversely. Prepayments at par value result in cash flows that can only be reinvested at the lower, current rate. Consequently, faster-than-anticipated prepayments deny the investor the high cash flows that justified the premium price in the first place. On the other hand, slower prepayments offer the investor more time to earn the higher coupon rate. For mortgage-backed securities trading at a discount pass-through, faster-than-expected prepayments can allow the investor to reinvest in securities with higher coupon rates. The reverse happens when prepayments are slower than expected. The investor can be forced to hold on to the lower coupons for a longer period of time, thereby reducing realized yield.
With a weighted average contractual duration of 3.8 years, changes in interest rates are expected to have a modest market value impact on the Atlas fixed income portfolio relative to longer duration portfolios. Atlas can, and typically does, hold bonds to maturity by matching duration with the anticipated liquidity needs.
Equity Price Risk
Atlas’ equity securities are primarily subject to equity price risk. Equity price risk is the risk of loss in the fair value of equity securities due to the adverse changes in equity prices. The equity securities portfolio is approximately 3.6% of Atlas’ total investment portfolio, and any adverse impact from equity price risk would not be material to Atlas’ investment portfolio.
Interest Rate Risk
Sensitivity analysis expresses the potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices over a select period of time. The actual results may differ from the hypothetical results below, since the analysis does not include any action that would be taken by the company to reduce the negative impact of changes in the interest rate.
Atlas’ available-for-sale fixed income securities held as of December 31, 2018 were $130.0 million. A 100 basis point increase in interest rates on such held fixed income securities would have increased net investment income and income before income taxes by approximately $101,000. Conversely, a 100 basis point decrease in interest rates on such held fixed income securities would decrease net investment income and income before income taxes by $107,000. Atlas uses a 1 year time period with a 100 basis point increase and decrease to determine the impact on the fixed income security portfolio.
A 100 basis point increase would have also decreased other comprehensive income by approximately $5.4 million due to “mark-to-market” requirements; however, holding investments to maturity would be expected to mitigate this impact. Conversely, a 100 basis point decrease would increase other comprehensive income by the same amount. The impacts described here are approximately linear to the change in interest rates. Atlas uses the duration of the portfolio to determine the impact on other comprehensive income from 100 basis point changes in the interest rate.
On April 26, 2017, Atlas issued five-year 6.625% senior unsecured notes. As of December 31, 2018, the senior unsecured notes have an outstanding balance of $24.3 million. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the senior unsecured notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. For the sensitivity analysis, an instantaneous 100 basis point increase and decrease are assumed on the market discount rate and the change in net present value from these hypothetical changes in the market discount rate are measured. An instantaneous 100 basis point decrease would increase the fair market value on notes payable by $789,000. Conversely, an instantaneous 100 basis point increase would decrease the fair market value on notes payable by $762,000.
Credit Risk
Atlas is exposed to credit risk principally through its fixed income securities and balances receivable from policyholders and reinsurers. Atlas controls and monitors concentration and credit quality risk through policies to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. Government bonds) as well as through ongoing review of the credit ratings of issuers held in the securities portfolio. Atlas’ credit exposure to any one individual policyholder is not material. Atlas has policies requiring evaluation of the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency.
Foreign Currency Risk
Atlas is not currently exposed to material changes in the U.S. dollar currency exchange rates with any other foreign currency.
Liquidity and Cash Flow Risk
Liquidity risk is the risk of having insufficient cash resources to meet current financial obligations without raising funds at unfavorable rates or selling assets on a forced basis. Liquidity risk arises from general business activities and in the course of managing the assets and liabilities of Atlas. There is the risk of loss to the extent that the sale of a security prior to its maturity is required to provide liquidity to satisfy policyholder and other cash outflows. Cash flow risk arises from risk that future inflation of policyholder cash flow exceeds returns on long-term investment securities. The purpose of liquidity and cash flow management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity and cash flow requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for claims and claims adjustment expense payments and operating expenses. The timing and amount of catastrophe and/or single large loss claims are inherently unpredictable and may create increased liquidity requirements. We purchase reinsurance coverage in an effort to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophe and/or single large loss claims. The availability, amount and cost of the reinsurance depends on market conditions and may fluctuate significantly.
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

Item 8. Financial Statements and Supplemental Schedules
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of Atlas Financial Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of loss and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 12, 2020 expressed an adverse opinion.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Emphasis of a Matter
As disclosed in Note 20 to the consolidated financial statements, Atlas Financial Holdings, Inc. has been exploring strategic alternatives to its business model as all three of its Illinois domesticated insurance companies were placed into rehabilitation with the Illinois Department of Insurance in 2019. The Company plans to reduce its risk as an insurance carrier and transition to a managing general agency business model. The Company will utilize its existing managing general agency platform to effectuate this change in its business model and work with strategic external insurance and reinsurance partners. Our opinion is not modified with respect to this matter.

/s/ Baker Tilly Virchow Krause, LLP
We have served as the Company’s auditor since 2019.
Milwaukee, WI
February 12, 2020

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Adverse Opinion on Internal Control over Financial Reporting
We have audited Atlas Financial Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified: The Company did not have an effective internal control in place to monitor the progress of all aspects of its financial reporting close process to timely identify delays, as described in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 12, 2020, on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position and the related statements of (loss) income and comprehensive (loss) income, shareholders’ equity, and cash flows of the Company, and our report dated February 12, 2020 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, WI
February 12, 2020

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of Atlas Financial Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of (loss) income and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP
Grand Rapids, Michigan
February 12, 2020

Atlas Financial Holdings, Inc.
Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	December 31,
	2018	2017
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $133,213 and $158,411)	$129,991	$157,984
Equity securities, at fair value (cost $5,650 and $7,969)	5,929	8,446
Short-term investments, at cost	4,745	—
Other investments	25,043	31,438
Total investments	165,708	197,868
Cash and cash equivalents	34,902	45,615
Accrued investment income	749	1,248
Premiums receivable (net of allowance of $5,115 and $3,418)	88,596	79,664
Reinsurance recoverables on amounts paid	12,388	7,982
Reinsurance recoverables on amounts unpaid	68,771	53,402
Prepaid reinsurance premiums	36,898	12,878
Deferred policy acquisition costs	7,309	14,797
Deferred tax asset, net	—	16,985
Goodwill, net	—	2,726
Intangible assets, net	3,755	4,145
Property and equipment, net	31,363	24,439
Other assets	19,899	20,754
Total assets	$470,338	$482,503

Liabilities
Claims liabilities	$273,496	$211,648
Unearned premium reserves	134,040	128,043
Due to reinsurers	15,849	8,411
Notes payable, net	24,255	24,031
Other liabilities and accrued expenses	16,999	19,725
Total liabilities	$464,639	$391,858
Commitments and contingencies (see Note 8)
Shareholders’ equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2018 - 12,192,475 and December 31, 2017 - 12,164,041; shares outstanding: December 31, 2018 - 11,936,970 and December 31, 2017 - 12,164,041	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2018 and December 31, 2017 - 0	—	—
Additional paid-in capital	202,298	201,105
Treasury stock, at cost: December 31, 2018 - 255,505 and December 31, 2017 - 0 shares of ordinary voting common shares	(3,000)	—
Retained deficit	(190,503)	(110,535)
Accumulated other comprehensive (loss) income, net of tax	(3,132)	39
Total shareholders' equity	$5,699	$90,645
Total liabilities and shareholders' equity	$470,338	$482,503

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of (Loss) Income
and Comprehensive (Loss) Income

Consolidated Statements of (Loss) Income
($ in ‘000s, except for share and per share data)	Year ended December 31,
	2018	2017	2016
Net premiums earned	$218,218	$215,771	$171,058
Net investment income	2,647	4,897	4,824
Loss from change in fair value of equity securities	(198)	—	—
Net realized gains	573	872	1,230
Other income	526	435	467
Total revenue	221,766	221,975	177,579
Net claims incurred	220,662	203,873	134,746
Acquisition costs	26,115	27,885	18,803
Other underwriting expenses	34,725	32,140	28,399
Amortization of intangible assets	390	390	390
Goodwill impairment loss	2,726	—	—
Interest expense	1,869	1,840	1,026
Expenses recovered pursuant to stock purchase agreements	(520)	—	(6,297)
Total expenses	285,967	266,128	177,067
(Loss) income from operations before income taxes	(64,201)	(44,153)	512
Income tax expense (benefit)	15,811	(5,343)	(2,134)
Net (loss) income	(80,012)	(38,810)	2,646
Less: Preferred share dividends	—	—	281
Net (loss) income attributable to common shareholders	$(80,012)	$(38,810)	$2,365

Basic weighted average common shares outstanding	11,992,808	12,064,880	12,045,519
(Loss) earnings per common share basic	$(6.67)	$(3.22)	$0.20
Diluted weighted average common shares outstanding	11,992,808	12,064,880	12,222,883
(Loss) earnings per common share diluted	$(6.67)	$(3.22)	$0.19

Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(80,012)	$(38,810)	$2,646

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(3,078)	437	855
Reclassification to net income (loss)	284	(49)	394
Effect of income taxes	—	(136)	(437)
Other comprehensive (loss) income	(2,794)	252	812
Total comprehensive (loss) income	$(82,806)	$(38,558)	$3,458

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Shareholders’ Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
Balance December 31, 2015	$36	$—	$198,041	$—	$(74,364)	$(1,032)	$122,681
Net income	—	—	—	—	2,646	—	2,646
Preferred dividends paid	—	—	(409)	—	—	—	(409)
Other comprehensive income	—	—	—	—	—	812	812
Share-based compensation	—	—	1,612	—	—	—	1,612
Balance December 31, 2016	$36	$—	$199,244	$—	$(71,718)	$(220)	$127,342
ASU 2018-02, reclassification of certain tax effects	—	—	—	—	(7)	7	—
Net loss	—	—	—	—	(38,810)	—	(38,810)
Other comprehensive income	—	—	—	—	—	252	252
Options exercised	—	—	655	—	—	—	655
Share-based compensation	—	—	1,176	—	—	—	1,176
Other	—	—	30	—	—	—	30
Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net loss	—	—	—	—	(80,012)	—	(80,012)
Purchase of treasury stock	—	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	—	(2,794)	(2,794)
Share-based compensation	—	—	1,201	—	—	—	1,201
Other	—	—	(8)	—	—	—	(8)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Operating activities:
Net (loss) income	$(80,012)	$(38,810)	$2,646
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	2,911	1,372	1,000
Share-based compensation expense	1,201	1,176	1,612
Amortization of deferred gain on sale of headquarters building	—	(17)	(43)
Amortization of intangible assets and goodwill impairment	3,116	390	390
Deferred income taxes	16,985	1,376	452
Loss from change in fair value of equity securities	198	—	—
Net realized gains	(573)	(872)	(1,230)
Loss (gain) in equity of investees	188	(810)	(1,271)
Amortization of bond premiums and discounts	648	961	1,217
Amortization of financing costs	224	365	67
Expenses recovered pursuant to stock purchase agreements	—	—	(6,623)
Net changes in operating assets and liabilities:
Accrued investment income	500	(20)	(192)
Premiums receivable, net	(8,932)	(2,278)	5,143
Due from reinsurers and prepaid reinsurance premiums	(43,795)	(17,735)	(6,440)
Deferred policy acquisition costs	7,488	(1,575)	(2,987)
Other assets	854	(7,847)	(6,210)
Claims liabilities	61,848	72,644	11,993
Unearned premium reserves	5,997	14,872	4,969
Due to reinsurers	7,438	42	(2,412)
Other liabilities and accrued expenses	(2,726)	3,238	(1,911)
Net cash flows (used in) provided by operating activities	(26,442)	26,472	170
Investing activities:
Purchases of:
Fixed income securities	(42,873)	(48,529)	(58,061)
Equity securities	(2,350)	(7,900)	(2,000)
Short-term investments	(4,873)	—	—
Other investments	(1,161)	(3,615)	(11,404)
Property, equipment and other	(9,832)	(14,055)	(10,181)
Proceeds from sale and maturity of:
Fixed income securities	67,114	46,853	86,013
Equity securities	5,458	6,161	615
Short-term investments	128	—	—
Other investments	7,459	5,174	3,430
Property, equipment and other	—	2	—
Net cash flows provided by (used in) investing activities	19,070	(15,909)	8,412
Financing activities:
Purchase of treasury stock	(3,000)	—	—
Preferred share buyback	—	—	(2,539)
Capital contributions	—	30	—
Proceeds from notes payable, net of issuance costs	—	23,879	2,000
Repayment of notes payable	—	(19,400)	(100)
Preferred dividends paid	(333)	—	(409)
Options exercised	—	655	—
Other	(8)	—	—
Net cash flows (used in) provided by financing activities	(3,341)	5,164	(1,048)
Net change in cash and cash equivalents	(10,713)	15,727	7,534
Cash and cash equivalents, beginning of period	45,615	29,888	22,354
Cash and cash equivalents, end of period	$34,902	$45,615	$29,888

Atlas Financial Holdings, Inc.
Consolidated Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(1,724)	$744	$7,015
Interest	1,656	1,338	885

Supplemental disclosure of noncash investing and financing activities:
Redemption of preferred shares related to Gateway stock purchase agreement	$—	$—	$(2,297)
Cancellation of preferred shares pursuant to Anchor stock purchase agreement	—	—	(4,000)
See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Basis of Presentation
Atlas Financial Holdings, Inc. (“Atlas” or “We” or the “Company”) commenced operations on December 31, 2010. The primary business of Atlas is underwriting commercial automobile insurance in the United States (“U.S.”), with a niche market orientation and focus on insurance for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery, including certain transportation network companies (“TNC”) drivers/operators, and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage. Liability insurance provides coverage subject to policy terms and conditions where the insured is determined to be responsible and/or liable for an automobile accident, for the payment for injuries and property damage to third parties. Accident benefit policies or personal injury protection policies provide coverage for loss of income, medical and rehabilitation expenses for insured persons who are injured in an automobile accident, regardless of fault. Physical damage coverage subject to policy terms and conditions provides for the payment of damages to an insured automobile arising from a collision with another object or from other risks such as fire or theft. In the short run, automobile physical damage and liability coverage generally provides more predictable results than automobile accident benefit or personal injury insurance.
Atlas’ business is carried out through its “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”), and Global Liberty Insurance Company of New York (“Global Liberty”); and other non-insurance company subsidiaries: Anchor Group Management Inc. (“AGMI”), Plainview Premium Finance Company, Inc. (“Plainview Delaware”), UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiaries, optOn Digital IP Inc. (“OOIP”) and optOn Insurance Agency Inc. (“optOn” and together with OOIP and UBI Holdings, “UBI”).
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure.
Atlas’ ordinary voting common shares are listed on the NASDAQ stock exchange under the symbol “AFH.”
Basis of Presentation
These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Atlas and the entities it controls. All significant intercompany accounts and transactions have been eliminated.
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
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Atlas and the entities it controls. Subsidiaries are entities over which Atlas, directly or indirectly, has the power to govern the financial and operating policies in order to obtain the benefits from their activities, generally accompanying an equity shareholding of more than one half of the voting rights. Subsidiaries are fully consolidated from the date on which control is transferred to Atlas and would be de-consolidated from the date that control ceases. The operating results of subsidiaries acquired or disposed of during the year will be included in the consolidated statements of (loss) income and comprehensive (loss) income from the effective date of acquisition and up to the effective date of disposal, as appropriate. All significant intercompany transactions and balances are eliminated in consolidation. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Atlas.

The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are included in consolidated financial statements:

•	American Country Insurance Company (Illinois)

•	American Insurance Acquisition Inc. (Delaware)

•	American Service Insurance Company, Inc. (Illinois)

•	Anchor Group Management Inc. (New York)

•	Anchor Holdings Group, Inc. (New York)

•	Gateway Insurance Company (Missouri)

•	Global Liberty Insurance Company of New York (New York)

•	Plainview Premium Finance Company, Inc. (Delaware), merged into American Insurance Acquisition during 2018

•	UBI Holdings Inc. (Delaware)

•	optOn Digital IP Inc. (Delaware)

•	optOn Insurance Agency Inc. (Delaware)
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
Investment Income and Realized Gains (Losses)
For securities other than mortgage-backed and asset-backed, Atlas utilizes the effective interest method to calculate the amortized cost of the financial asset and to amortize the premium or accrete the discount over the remaining life. The effective interest rate is the rate that discounts the estimated future cash flows through the expected life of the financial instrument. Mortgage-backed and asset-backed securities are valued using the retrospective adjustment method, which uses the effective interest method and includes anticipated prepayments. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of available-for-sale securities are based on the net proceeds and the adjusted cost of the securities sold using the specific identification method.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid securities with original maturities of 90 days or less.
Short-Term Investments
Short-term investments consist of investments with original maturities between three months and one year and are reported at cost, which approximates fair value.
Investments
Investments in fixed income are classified as available-for-sale. Securities are classified as available-for-sale when Atlas may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, included as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity.

In the normal course of investing activities, the Company enters into relationships with variable interest entities (“VIE”), as an investor in limited partnerships or limited liability company. The Company is not the primary beneficiary of these VIEs, and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the relative power and benefits of the Company and the other participants in the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values and any unfunded commitments.
Fair Values of Financial Instruments
Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for investments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas’ fixed income portfolio is managed by a Securities and Exchange Commission (“SEC”) registered investment adviser specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment adviser has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place and market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2018, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by Atlas’ investment adviser to ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values that have stale prices or whose changes exceed certain thresholds as compared to previous values received from Atlas’ investment adviser or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
Atlas employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The hierarchy is comprised of quoted prices in active markets (Level 1), third party pricing models using available trade, bid and market information (Level 2), and internal models without observable market information (Level 3). The Company recognizes transfers between levels of the fair value hierarchy at the end of the period in which events occur impacting the availability of inputs to the fair value methodology.
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
Deferred Policy Acquisition Costs
Atlas defers producers’ commissions, premium taxes and other underwriting costs directly relating to the successful acquisition of premiums written to the extent they are considered recoverable. These costs are then expensed as the related premiums are earned. The method followed in determining the deferred policy acquisitions costs (“DPAC”) limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the DPAC. Atlas’ DPAC are reported net of deferred ceding commissions.

When anticipated claims, claims adjustment expenses, commissions and other acquisition costs exceed recorded unearned premium and any future installment premiums on existing policies, a premium deficiency reserve is recognized by recording a reduction to DPAC with a corresponding charge to operations. Atlas utilizes anticipated investment income as a factor in its premium deficiency calculation. Atlas concluded that no premium deficiency adjustments were necessary in 2018, 2017 or 2016.
Income Taxes
Income tax expense (benefit) includes all taxes based on taxable (loss) income of Atlas and its subsidiaries, and is recognized in the statements of (loss) income and comprehensive (loss) income except to the extent that they relate to items recognized directly in other comprehensive income, in which case the income tax effect is also recognized in other comprehensive (loss) income.
Deferred taxes are recognized based on the differences in the tax basis of assets, liabilities and items recognized directly in equity and the financial reporting basis of such items.
Deferred tax assets are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. Deferred tax assets and liabilities (“DTAs” and “DTLs”) are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.
When considering the extent of the valuation allowance on Atlas’ DTA, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against DTAs. However, the strength and trend of earnings, as well as other relevant factors are considered.
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
Intangible Assets
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
Property and Equipment
Buildings, office equipment and internal use software are stated at historical cost less depreciation and amortization. Subsequent costs are included in the asset’s carrying amount or capitalized as a separate asset only when it is probable that future economic benefits will be realized. Land is stated at historical cost.
Internal use software includes costs associated with the Company’s policy and claims system including costs to develop those systems. Costs incurred during the preliminary project stage are expensed as incurred; costs incurred for activities during the application development stage are capitalized; and costs incurred during the post-implementation/operation stage are expensed as incurred. Upon reaching the post-implementation/operation stage of the development of internal use software, the capitalized costs are amortized over the estimated useful life of the asset.
Depreciation on buildings and building improvements are provided on a straight-line basis over the estimated useful life of 33 years for buildings and 10 years for building improvements. Depreciation and amortization on equipment and internal use software is provided on a straight-line basis over the estimated useful lives, which range from 5 years for vehicles, 5 years for furniture, 5 years for enterprise software and 3 years for all other software and computer equipment and the term of the lease for leased equipment.
Repairs and maintenance are recognized as an expense during the period incurred.

Insurance Contracts
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
Claims Liabilities
The provision for unpaid claims represent the estimated liabilities for reported claims reported prior to the close of the accounting period, estimates for unreported claims based on industry data and actuarial estimates, plus related estimated claim adjustment expenses based on the experience of the Company. Unpaid claim adjustment expenses are determined using case-basis evaluations and statistical analyses, including insurance industry claims data, and represent estimates of the ultimate cost of all claims incurred.
The amount of uncertainty in the estimates is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. The actuarial methods for making estimates for unpaid claims and for establishing the ultimate liability are periodically reviewed, and any adjustments are reflected in current operations.
Reinsurance
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
Share-Based Compensation
Atlas has a share-based compensation plan that is described in Note 12, ‘Share-Based Compensation,’ to the Consolidated Financial Statements. Atlas uses the fair-value method of accounting to determine and account for equity settled transactions and to determine stock-based compensation for awards granted to employees and non-employees. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase to additional paid in capital. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. During the recognition period compensation expense is accrued based on the performance condition that is probable of achievement. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome.
Operating Segments
Atlas operates in one business segment, the P&C insurance business.
Reclassifications
Certain accounts in the prior years’ consolidated financial statement have been reclassified for comparative purposes to conform to the current year’s presentation.
2. New Accounting Standards
Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the FASB and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2019 have been adopted by the Company.

Recently Adopted
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on when an entity should apply modification accounting when changes are made to a share-based compensation award. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company adopted the update in the first quarter of 2018 using the prescribed prospective approach. The adoption of this ASU did not have an impact on the consolidated financial statements.
Income Taxes
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The provisions of this update address the diversity in practice of eight issues on the statement of cash flows. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company adopted the update in the first quarter of 2018 using the prescribed retrospective approach by restating all prior periods presented. Atlas’ presentation of its consolidated statements of cash flows did not change as a result of this ASU. Atlas elected the cumulative earnings approach for distributions from equity method investees upon adoption, which was consistent under prior GAAP treatment.
Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is not permitted, except for certain provisions. The Company adopted the update in the first quarter of 2018. The adoption of this ASU resulted in the recognition of $377,000 of net after-tax unrealized gains on equity investments as a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income. The investment section of the consolidated statements of financial position has been modified from year end to reflect that equity securities are no longer classified as available-for-sale. Changes in the fair value of equity securities are recorded as income (loss) in the consolidated statements of income and comprehensive income and as an adjustment to net income in the consolidated statements of cash flows.
Revenue Recognition
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
Fair Value Measurement
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
Leases
In March 2019, December 2018, July 2018 and February 2016, the FASB issued ASU 2019-01 Leases (Topic 842) Codification Improvements, ASU 2018-20 Leases (Topic 842) Narrow-Scope Improvements for Lessors, ASU 2018-11 Leases (Topic 842): Targeted Improvements and ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2016-02, Leases (Topic 842), respectively. The provisions of these updates impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The update requires either the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented, or the transition method, which requires entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date using the transition method with no change to comparative periods. See ‘Part II, Item 8, Note 8, Commitments and Contingencies’ in the Notes to Consolidated Financial Statements for further discussion of the future lease commitments. The adoption of this update will result in the recognition of both a right-of-use asset and lease liability equal to the present value of the lease payments on the date of adoption, which will be less than 1% of total assets and total liabilities. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements. There is no expected impact to any of Atlas’ current financial covenants as a result of the increase to reported liabilities.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium that have explicit, noncontingent call features and are callable at a fixed price and preset date. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements because Atlas’ callable debt securities, that are held at a premium, are amortized to the earliest call date, which is consistent with current accounting treatment.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Atlas does not currently have any investments with credit losses recorded or other significant credit allowance, therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements upon adoption. The Company plans on adopting the update on the required effective date.
All other recently issued pronouncements with effective dates after December 31, 2018 are not expected to have a material impact on the consolidated financial statements.
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually or when a triggering even occurs. During the fourth quarter of 2018, the Company performed an assessment of the recoverability of goodwill related to Anchor Group Holdings, Inc. as of December 31, 2018. Based on the assessment, the Company reduced the carrying value of goodwill to $0, which resulted in a goodwill impairment loss of $2.7 million for 2018. There were no goodwill impairment losses during 2017 and 2016.

Atlas concluded that there was no indefinite-lived intangible asset impairment in 2018, 2017 or 2016.

Changes in the Carrying Amount of Goodwill
($ in ‘000s)	2018	2017
Balance as of January 1,
Goodwill	$2,726	$2,726
Accumulated impairment losses	—	—
	2,726	2,726
Additions	—	—
Impairment losses	(2,726)	—
Balance as of December 31,
Goodwill	2,726	2,726
Accumulated impairment losses	(2,726)	—
	$—	$2,726

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net

As of December 31, 2018
Trade name and trademark	15 years	$1,800	$459	$1,341
Customer relationship	10 years	2,700	1,026	1,674
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,485	$3,755

As of December 31, 2017
Trade name and trademark	15 years	$1,800	$337	$1,463
Customer relationship	10 years	2,700	758	1,942
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,095	$4,145

Atlas recognized amortization expense of $390,000 in each of the twelve months ended December 31, 2018, 2017 and 2016. Estimated future amortization expense for definite-lived intangible assets is $390,000 for each of the next five years.

4. Earnings per Share

Computations of Basic and Diluted Earnings per Common Share
($ in ‘000s, except share and per share amounts)	Year ended December 31,
	2018	2017	2016
Basic
(Loss) income from operations before income taxes	$(64,201)	$(44,153)	$512
Income tax expense (benefit)	15,811	(5,343)	(2,134)
Net (loss) income	$(80,012)	$(38,810)	$2,646
Less: Preferred share dividends	—	—	281
Net (loss) income attributable to common shareholders	$(80,012)	$(38,810)	$2,365
Basic weighted average common shares outstanding	11,992,808	12,064,880	12,045,519
(Loss) earnings per common share basic	$(6.67)	$(3.22)	$0.20

Diluted
Basic weighted average common shares outstanding	11,992,808	12,064,880	12,045,519
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	177,364
Diluted weighted average common shares outstanding	11,992,808	12,064,880	12,222,883
(Loss) earnings per common share diluted	$(6.67)	$(3.22)	$0.19
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative restricted stock units (“RSUs”). Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method (or, in the case of the convertible preferred shares, using the “if-converted” method).
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares and, for the 2016 computation, preferred shares potentially convertible to ordinary voting common shares at the option of the holder at any date after December 31, 2018 (2,538,560 preferred shares at the rate of 0.1270 ordinary voting common shares for each preferred share related to the Gateway acquisition, all of which were redeemed during the third quarter of 2016, are considered to have been redeemed on the last day of the third quarter of 2016) and after March 11, 2020 (4,000,000 preferred shares at the rate of 0.0500 ordinary voting common shares for each preferred share related to the Anchor acquisition, all of which were canceled as of December 31, 2016). See ‘Part II, Item 8, Note 14, Share Capital and Mezzanine Equity,’ in the Notes to the Consolidated Financial Statements for further discussion regarding the redemption and cancellation of the preferred shares.
The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. Convertible preferred shares are anti-dilutive when the amount of dividends declared or accumulated in the current period per common share obtainable upon conversion exceeds earnings per common share basic. In 2018 and 2017, all exercisable stock options were deemed to be anti-dilutive. The potentially dilutive impact for all exercisable stock options excluded from the calculation due to anti-dilution is 16,372 and 71,475 common shares for 2018 and 2017, respectively. In 2016, all exercisable stock options were deemed to be dilutive and all of the convertible preferred shares were deemed to be anti-dilutive. The potentially dilutive impact for the convertible preferred stock excluded from the calculation due to anti-dilution is 441,357 common shares for 2016.

5. Investments
Atlas adopted ASU 2016-01 as of January 1, 2018, which requires equity investments, except those accounted for under the equity method, to be measured at fair value and changes in fair value to be recognized in net income. Prior periods have not been restated for the current presentation, per the guidance in the ASU. See ‘Part II, Item 8, Note 2, New Accounting Standards,’ in the Notes to Consolidated Financial Statements for a summary of the changes.

Cost or Amortized Cost, Gross Unrealized Gains and Losses, and Fair Value of Investments
($ in ‘000s)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,522	$30	$(356)	$20,196
States, municipalities and political subdivisions	8,970	19	(146)	8,843
Corporate
Banking/financial services	13,482	9	(367)	13,124
Consumer goods	10,108	1	(319)	9,790
Capital goods	3,711	36	(200)	3,547
Energy	7,191	—	(379)	6,812
Telecommunications/utilities	8,647	1	(325)	8,323
Health care	832	—	(77)	755
Total corporate	43,971	47	(1,667)	42,351
Mortgage-backed
Agency	25,778	6	(656)	25,128
Commercial	20,091	105	(574)	19,622
Total mortgage-backed	45,869	111	(1,230)	44,750
Other asset-backed	13,881	13	(43)	13,851
Total fixed income securities	$133,213	$220	$(3,442)	$129,991

December 31, 2017
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$21,488	$—	$(302)	$21,186
States, municipalities and political subdivisions	13,265	78	(100)	13,243
Corporate
Banking/financial services	21,246	189	(53)	21,382
Consumer goods	9,674	70	(65)	9,679
Capital goods	7,822	181	(11)	7,992
Energy	7,460	81	(26)	7,515
Telecommunications/utilities	11,179	109	(73)	11,215
Health care	1,112	1	(54)	1,059
Total corporate	58,493	631	(282)	58,842
Mortgage-backed
Agency	30,920	57	(364)	30,613
Commercial	22,689	153	(255)	22,587
Total mortgage-backed	53,609	210	(619)	53,200
Other asset-backed	11,556	8	(51)	11,513
Total fixed income securities	$158,411	$927	$(1,354)	$157,984
Equities	7,969	503	(26)	8,446
Total	$166,380	$1,430	$(1,380)	$166,430

Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity
($ in ‘000s)	Amortized Cost	Fair Value
As of December 31, 2018
Due in less than one year	$5,573	$5,546
Due in one through five years	29,000	28,324
Due after five through ten years	33,790	32,724
Due after ten years	5,100	4,796
Total contractual maturity	73,463	71,390
Total mortgage and asset-backed	59,750	58,601
Total	$133,213	$129,991

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
The analysis includes some or all of the following procedures as deemed appropriate by management:

•	identifying all security holdings in unrealized loss positions that have existed for at least six months or other circumstances that management believes may impact the recoverability of the security;

•	obtaining a valuation analysis from third party investment managers regarding these holdings based on their knowledge, experience and other market based valuation techniques;

•	reviewing the trading range of certain securities over the preceding calendar period;

•	assessing whether declines in market value are other-than-temporary for debt security holdings based on credit ratings from third party security rating agencies; and

•	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed.
The risks and uncertainties inherent in the assessment methodology utilized to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinion of professional investment managers could prove to be incorrect;

•	the past trading patterns of individual securities may not reflect future valuation trends;

•	the credit ratings assigned by independent credit rating agencies may prove to be incorrect due to unforeseen or unknown facts related to a company’s financial situation; and

•	the debt service pattern of non-investment grade securities may not reflect future debt service capabilities and may not reflect a company’s unknown underlying financial problems.
Under the ASC, with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the consolidated statements of (loss) income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the consolidated statements of (loss) income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive (loss) income, net of applicable income taxes.
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

There were no other-than-temporary impairments recorded in 2018, 2017 or 2016 as a result of the OTTI analysis performed by management.

Aging of Unrealized Losses in Fixed Income Securities and Equities
($ in ‘000s)	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$507	$—	$15,857	$(356)	$16,364	$(356)
States, municipalities and political subdivisions	1,687	(27)	4,875	(119)	6,562	(146)
Corporate
Banking/financial services	8,376	(235)	3,861	(132)	12,237	(367)
Consumer goods	5,442	(176)	4,132	(143)	9,574	(319)
Capital goods	1,727	(135)	1,430	(65)	3,157	(200)
Energy	4,516	(295)	2,296	(84)	6,812	(379)
Telecommunications/utilities	3,806	(99)	4,259	(226)	8,065	(325)
Health care	127	(2)	628	(75)	755	(77)
Total corporate	23,994	(942)	16,606	(725)	40,600	(1,667)
Mortgage-backed
Agency	5,035	(72)	19,210	(584)	24,245	(656)
Commercial	5,256	(149)	11,062	(425)	16,318	(574)
Total mortgage-backed	10,291	(221)	30,272	(1,009)	40,563	(1,230)
Other asset-backed	9,568	(22)	1,748	(21)	11,316	(43)
Total fixed income securities	$46,047	$(1,212)	$69,358	$(2,230)	$115,405	$(3,442)

December 31, 2017
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$11,179	$(110)	$10,007	$(192)	$21,186	$(302)
States, municipalities and political subdivisions	5,355	(36)	2,818	(64)	8,173	(100)
Corporate
Banking/financial services	6,021	(26)	1,931	(27)	7,952	(53)
Consumer goods	5,835	(47)	710	(18)	6,545	(65)
Capital goods	2,611	(10)	101	(1)	2,712	(11)
Energy	3,368	(26)	—	—	3,368	(26)
Telecommunications/utilities	4,488	(23)	938	(50)	5,426	(73)
Health care	607	(7)	322	(47)	929	(54)
Total corporate	22,930	(139)	4,002	(143)	26,932	(282)
Mortgage-backed
Agency	13,203	(136)	9,786	(228)	22,989	(364)
Commercial	10,360	(53)	6,553	(202)	16,913	(255)
Total mortgage-backed	23,563	(189)	16,339	(430)	39,902	(619)
Other asset-backed	9,817	(44)	1,087	(7)	10,904	(51)
Total fixed income securities	$72,844	$(518)	$34,253	$(836)	$107,097	$(1,354)
Equities	1,007	(26)	—	—	1,007	(26)
Total	$73,851	$(544)	$34,253	$(836)	$108,104	$(1,380)

As of December 31, 2018, we held 391 individual fixed income securities that were in an unrealized loss position, of which 246 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2017, we held 346 and 2 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 103 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities in 2018 or 2017, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.

Components of Net Investment Income
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Total investment income
Interest income	$4,115	$3,834	$3,747
(Loss) income from other investments	(470)	1,911	1,942
Investment expenses	(998)	(848)	(865)
Net investment income	$2,647	$4,897	$4,824

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Fixed income securities[1]:
Proceeds from sales and calls	$49,247	$24,274	$59,161
Gross realized investment gains	343	300	1,296
Gross realized investment losses	(652)	(55)	(131)
Equities:
Proceeds from sales	5,458	6,161	662
Gross realized investment gains	814	635	65
Gross realized investment losses	(25)	(2)	—
Other investments:
Proceeds from sales	93	(6)	—
Gross realized investment gains	93	—	—
Gross realized investment losses	—	(6)	—
Total:
Proceeds from sales and calls	$54,798	$30,429	$59,823
Gross realized investment gains	1,250	935	1,361
Gross realized investment losses	(677)	(63)	(131)

[1]
The proceeds from sales and calls, gross realized investment gains and gross realized investment losses on fixed income securities in 2016 were restated to include both voluntary and involuntary calls.

Components of Net Realized Gains (Losses)
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Fixed income securities	$(309)	$245	$1,165
Equities	789	633	65
Other investments	93	(6)	—
Net realized gains	$573	$872	$1,230

Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $24.0 million and $25.3 million as of December 31, 2018 and 2017, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $1.0 million and $6.2 million as of December 31, 2018 and 2017, respectively.

Equity Method Investments by Type
($ in ‘000s)	As of December 31,
	2018	2018	2017
	Unfunded Commitments	Carrying Value
Real estate	$2,887	$11,085	$10,660
Insurance linked securities	—	6,694	9,073
Activist hedge funds	—	3,911	4,367
Venture capital	3,070	2,015	853
Other joint venture	—	325	325
Total equity method investments	$5,957	$24,030	$25,278

Due to the timing of financial information of the Company’s equity method investments, certain investments are recorded on a financial reporting lag of one to three months.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of December 31, 2018 and 2017, the Company had no valuation allowances established for equity method limited partnerships and loans.
Short-Term Investments
Atlas’ short-term investments are comprised of fixed income securities. As of December 31, 2018, short-term investments totaled $4.7 million. Atlas had no short-term investments as of December 31, 2017.
Collateral Pledged
As of December 31, 2018 and 2017, bonds, cash and cash equivalents with a fair value of $14.9 million and $15.0 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of December 31, 2018 and 2017, the amounts of such pledged securities were $31.3 million and $12.2 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

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

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
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
The following is a summary of significant valuation techniques for assets measured at fair value on a recurring basis:

Level 1	U.S. treasury and other U.S. government obligations	Comprised of certain U.S. Treasury fixed income securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that Atlas can access.
	Equities	Comprised of publicly-traded common stocks. Valuation is based on unadjusted quoted prices for identical assets in active markets that Atlas can access.
Level 2	States, municipalities and political subdivisions
Comprised of U.S. States, Territories and Possessions, U.S. Political Subdivisions of States, Territories and Possessions, U.S. Special Revenue and Special Assessment Obligations. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

Corporate bonds
Comprised of investment-grade fixed income securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

Mortgage-backed and other asset-backed
Comprised of securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance and credit spreads.

Investments at Fair Value
($ in ‘000s)	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,196	$—	$—	$20,196
States, municipalities and political subdivisions	—	8,843	—	8,843
Corporate
Banking/financial services	—	13,124	—	13,124
Consumer goods	—	9,790	—	9,790
Capital goods	—	3,547	—	3,547
Energy	—	6,812	—	6,812
Telecommunications/utilities	—	8,323	—	8,323
Health care	—	755	—	755
Total corporate	—	42,351	—	42,351
Mortgage-backed
Agency	—	25,128	—	25,128
Commercial	—	19,622	—	19,622
Total mortgage-backed	—	44,750	—	44,750
Other asset-backed	—	13,851	—	13,851
Total fixed income securities	$20,196	$109,795	$—	$129,991
Equities	5,929	—	—	5,929
Total	$26,125	$109,795	$—	$135,920

As of December 31, 2017
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$21,186	$—	$—	$21,186
States, municipalities and political subdivisions	—	13,243	—	13,243
Corporate
Banking/financial services	—	21,382	—	21,382
Consumer goods	—	9,679	—	9,679
Capital goods	—	7,992	—	7,992
Energy	—	7,515	—	7,515
Telecommunications/utilities	—	11,215	—	11,215
Health care	—	1,059	—	1,059
Total corporate	—	58,842	—	58,842
Mortgage-backed
Agency	—	30,613	—	30,613
Commercial	—	22,587	—	22,587
Total mortgage-backed	—	53,200	—	53,200
Other asset-backed	—	11,513	—	11,513
Total fixed income securities	$21,186	$136,798	$—	$157,984
Equities	8,446	—	—	8,446
Total	$29,632	$136,798	$—	$166,430

Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of December 31, 2018. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.

The Company had no fair value investments classified as Level 3 as of December 31, 2018 and 2017. There were no transfers in or out of Level 2 or Level 3 during 2018 and 2017.
7. Income Taxes
On December 22, 2017, the Tax Act was signed into law.  Among other things, beginning with the 2018 tax year, the Tax Act reduced the Company’s corporate federal tax rate from a marginal rate of 35% to a flat 21%, eliminated the corporate Alternative Minimum Tax (“AMT”), changed reserving and other aspects of the computation of taxable income for insurance companies, and modified the net operating loss carryback and carryforward provisions for all entities in the group except for those subject to tax as P&C companies. The modified net operating loss provisions no longer allow a carryback to prior years to recover past taxes, but now allow an indefinite carryforward period subject to a yearly utilization limit. As discussed above, any net operating losses with respect to the insurance entities taxed as P&C companies retain the current net operating loss carryback and carryover provisions, which are two years carryback and 20 years carryforward. As of December 31, 2016, the Company measured its deferred tax items at the enacted rate in effect of 35%. Due to the Tax Act’s enactment, the Company’s deferred tax assets and liabilities as of December 31, 2017 have been re-measured at the new enacted tax rate of 21%. In 2017, the Company recognized income tax expense of $10.5 million related to reduction in the net deferred tax asset as a result of this re-measurement.
Atlas’ effective tax rate was (24.6)%, 12.1% and (416.8)% in 2018, 2017 and 2016, respectively.

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate
($ in ‘000s)	Year ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(13,482)	21.0%	$(15,453)	35.0%	$179	35.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	28,830	(44.9)	—	—	—	—
Nondeductible expenses	62	(0.1)	51	(0.1)	24	4.7
Tax-exempt income	(12)	—	(23)	0.1	(39)	(7.6)
State tax (net of federal benefit)	(2)	—	(2)	—	28	5.5
Stock compensation	(42)	0.1	(458)	1.0	—	—
Nondeductible goodwill	572	(0.9)	—	—	—	—
Nondeductible acquisition accounting adjustment	(109)	0.2	—	—	(2,204)	(430.5)
Change in statutory tax rate	—	—	10,542	(23.9)	—	—
Other	(6)	—	—	—	(122)	(23.9)
Provision for income taxes for continuing operations	$15,811	(24.6)%	$(5,343)	12.1%	$(2,134)	(416.8)%

Components of Income Tax Expense (Benefit)
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Current tax benefit	$(1,174)	$(6,719)	$(2,586)
Deferred tax (benefit) expense	(11,845)	1,376	452
Change in deferred tax valuation allowance	28,830	—	—
Total	$15,811	$(5,343)	$(2,134)

Upon the transaction forming Atlas on December 31, 2010, a yearly limitation as required by U.S. Internal Revenue Code of 1986 (as amended, “IRC”) Section 382 that applies to changes in ownership on the future utilization of Atlas’ net operating loss carryforwards was calculated. The Insurance Subsidiaries’ prior parent retained those tax assets previously attributed to the Insurance Subsidiaries, which could not be utilized by Atlas as a result of this limitation. As a result, Atlas’ ability to recognize future tax benefits associated with a portion of its deferred tax assets generated during prior years has been permanently limited to the amount determined under IRC Section 382. The result is a maximum expected net deferred tax asset that Atlas has available after the merger, which is believed more-likely-than-not to be utilized in the future, after consideration of the valuation allowance.

On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards (“NOLs”) of approximately $25.3 million as of December 31, 2018.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	December 31,
	2018	2017
Gross deferred tax assets:
Losses carried forward	$25,326	$13,313
Claims liabilities and unearned premium reserves	5,949	6,171
Bad debts	1,009	—
Tax credits	—	1,172
Commissions	—	623
Stock compensation	760	602
Other	418	1,094
Valuation allowance	(29,416)	—
Total gross deferred tax assets	4,046	22,975

Gross deferred tax liabilities:
Deferred policy acquisition costs	1,535	3,107
Investments	189	213
Fixed assets	1,371	847
Intangible assets	633	715
Other	318	1,108
Total gross deferred tax liabilities	4,046	5,990
Net deferred tax assets	$—	$16,985

Net Operating Loss Carryforward as of December 31, 2018 by Expiry Date
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	27,313
2018	2038	47,653
2018	Indefinite	4,106
Total		$120,602

NOLs and other carryforwards generated in 2017 and 2018 are not limited by IRC Section 382.
Deferred tax assets are recognized only to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ DTA, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against DTAs. Based on Atlas’ cumulative loss in recent years, Atlas has established a valuation allowance of $29.4 million for its gross future deferred tax assets as of December 31, 2018. The Company had no valuation allowance as of December 31, 2017.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties in 2018, 2017 or 2016. Tax years 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
8. Commitments and Contingencies
On May 22, 2012, Atlas closed the sale and leaseback of its former headquarters building to 150 Northwest Point, LLC, a Delaware limited liability company. Atlas recognized a gain on the sale of this property of $213,000, which was deferred and recognized over the initial five year lease term, which ended in May 2017. The deferred gain was completely recognized at the end of the second quarter in 2017. There was no offset to rent expense recognized in 2018. Atlas recognized $17,000 and $43,000 as an offset to rent expense in 2017 and 2016, respectively. There was no rental expense recognized on the former headquarters building in 2018. Total rental expense recognized on the former headquarters building was $740,000 and $743,000 in 2017 and 2016, respectively.

Future Minimum Rentals[1]
($ in ‘000s)
Year	2019	2020	2021	2022	2023	2024 & Beyond	Total
Amount	$1,137	$1,088	$954	$174	$16	$—	$3,369

[1]	Related principally to office space, required under operating leases, having initial or remaining non-cancelable lease terms in excess of one year.
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of December 31, 2018, the unfunded commitments are $6.0 million.
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries.
Atlas is exposed to credit risk on balances receivable from policyholders, agents and reinsurers. Credit exposure to any one individual policyholder is not material. The Company’s policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing account current statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate. Atlas also has procedures to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency.
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
In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities. Atlas’ proportionate share of these various premium or claims based insurance-related assessments, including non-voluntary assigned risk pools, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities, is not expected to be material.

9. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	As of December 31,
	2018	2017
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,006	7,900
Leasehold improvements	190	140
Internal use software	17,575	9,567
Computer equipment	1,821	1,465
Furniture and other office equipment	2,897	2,582
Total	$40,754	$30,919
Accumulated depreciation	(9,391)	(6,480)
Total property and equipment, net	$31,363	$24,439

[1]	Excluding assets held for sale.
Depreciation expense and amortization was $2.9 million, $1.4 million and $1.0 million in 2018, 2017 and 2016, respectively.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. The Company made improvements to its corporate headquarters building of $1.1 million, $7.8 million and $139,000 in 2018, 2017 and 2016, respectively. Rental income related to this lease agreement was $433,000, $415,000 and $69,000 in 2018, 2017 and 2016, respectively. Depreciation expense related to the building and its improvements was $1.1 million and $171,000 in 2018 and 2017, respectively. There was no depreciation expense related to the building and its improvements recorded in 2016.
For the years ended December 31, 2018, 2017, and 2016 the Company capitalized $7.9 million, $2.9 million, and $449,000, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. For the years ended December 31, 2018, 2017, and 2016, there was $705,000, $563,000, and $576,000, respectively, of amortization expense recorded for projects in the post-implementation/operation stage.
Net realized gains on the disposal and sales of equipment were $2,000 in 2018, and net realized losses on the disposal and sales of equipment were $12,000 in 2017. There were no realized gains or losses on the disposal of property or equipment in 2016.

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

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Direct premiums written	$253,068	$261,276	$221,723
Assumed premiums written	33,546	14,685	3,372
Ceded premiums written	(86,419)	(44,825)	(45,028)
Net premiums written	$200,195	$231,136	$180,067

Direct premiums earned	$257,646	$251,293	$217,053
Assumed premiums earned	22,972	9,796	3,074
Ceded premiums earned	(62,400)	(45,318)	(49,069)
Net premiums earned	$218,218	$215,771	$171,058

Ceded claims and claims adjustment expenses	53,201	46,643	32,496
Ceding commissions	14,518	11,304	12,065

Reinsurance recoverables on unpaid claims and claims adjustment expenses	68,771	53,402	35,370
Prepaid reinsurance premiums	36,898	12,878	13,372
Reinsurance recoverables on paid claims and claims adjustment expenses	12,388	7,982	7,786

11. Claims Liabilities
Unpaid Claims and Claims Adjustment Expenses

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Unpaid claims and claims adjustment expenses, beginning of period	$211,648	$139,004	$127,011
Less: reinsurance recoverable	53,402	35,370	29,399
Net unpaid claims and claims adjustment expenses, beginning of period	158,246	103,634	97,612

Change in retroactive reinsurance ceded	—	1,361	107

Incurred related to:
Current year	137,916	128,476	102,133
Prior years	82,746	75,397	32,613
	220,662	203,873	134,746
Paid related to:
Current year	52,637	50,626	39,652
Prior years	121,546	99,996	89,179
	174,183	150,622	128,831

Net unpaid claims and claims adjustment expenses, end of period	204,725	158,246	103,634
Add: reinsurance recoverable	68,771	53,402	35,370
Unpaid claims and claims adjustment expenses, end of period	$273,496	$211,648	$139,004

The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends, and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results may deviate, perhaps substantially, from the best estimates made.
Atlas experienced $82.7 million in unfavorable prior accident year development in 2018 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core lines with $66.4 million of the development related to claims from accident years 2015 through 2017. Year-end 2018 reserve estimates for the Insurance Subsidiaries were strengthened to the high point of the actuarial range established by the outside independent actuaries for each entity based on December 31, 2018 data, claim settlement activities, and other factors evaluated subsequent to the receipt of the 2018 actuarial opinions. While the Company believes that the changes made to its claim process will result in better outcomes than would have otherwise been the case, uncertainty regarding the ultimate outcome exists, and it cannot be assumed that reserve estimates will be adequate. Primarily as a result of regulatory concerns regarding reserve levels, the ASI Pool Companies were placed into rehabilitation in 2019. See ‘Item 1, 2019 Developments’ and “Item 1A, Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to December 31, 2018. Incremental claim outcomes and other factors could result in future adjustments to reserves and reserve estimates.
Atlas experienced $75.4 million in unfavorable prior accident year development in 2017 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Atlas previously identified that claim expenses in Michigan were significantly outpacing other states and took a significant charge. Although exposure in Michigan was reduced to approximately 1.4% of the Company’s insured vehicles inforce by year end 2017, payments for claims in this state continued to be disproportionate to historic premiums earned. In addition, the remaining liability for non-New York Global Liberty business written prior to 2016 is expected to settle for greater amounts than previously expected. Overall, the actuarially determined liability for remaining claims related to accident year 2015 and prior, in general, across all jurisdictions, was indicated to be higher than carried reserves.
Atlas experienced $32.6 million in unfavorable prior accident year development in 2016 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core commercial automobile liability line. Excluding pre-acquisition Global Liberty reserve development, the development of our core lines on prior accident years was $23.2 million in 2016. Michigan commercial automobile claims accounted for approximately 62.5% of this development. Pre-acquisition Global Liberty claims reserve development was $7.9 million in 2016. The remaining unfavorable prior year development of $1.5 million in 2016 is attributable to assigned risk pools and run-off of non-core business.
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
The following is information about incurred and paid claims and claims adjustment expenses development for the year ended December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2009 to 2015, is presented as unaudited supplementary information.

Commercial Automobile Liability

Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
($ in ‘000s, except cumulative number of reported claims)
	Year ended December 31,										As of December 31, 2018
Accident Year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017	2018	Incurred but Not Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
2009	$37,394	$40,309	$43,889	$43,604	$42,909	$42,326	$42,987	$43,728	$43,902	$44,542	$70	13,243
2010		35,877	34,677	35,711	37,026	37,205	38,002	38,841	39,246	39,488	129	8,577
2011			31,044	38,822	34,887	34,720	35,136	36,080	36,472	36,986	251	7,835
2012				35,948	37,839	38,972	40,429	44,627	46,755	47,780	807	9,391
2013					48,449	48,636	53,656	64,687	73,749	78,701	1,928	11,764
2014						61,145	53,005	69,555	92,245	100,546	6,344	14,738
2015							69,060	67,184	96,521	122,995	17,837	19,275
2016								80,824	87,516	104,504	13,926	20,063
2017									101,983	120,510	31,118	22,660
2018										111,288	55,380	19,570
Total									Total	$807,340

Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
($ in ‘000s)
	Year ended December 31,
Accident Year	2009 unaudited[1]	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017	2018
2009	$(3,218)	$10,711	$24,468	$31,784	$36,385	$39,664	$42,030	$43,287	$43,707	$44,415
2010		10,097	20,483	26,654	31,300	34,831	37,051	38,187	38,930	39,262
2011			8,725	18,980	24,978	29,660	33,217	35,324	36,058	36,660
2012				8,385	18,230	26,995	35,563	41,587	44,835	46,702
2013					10,358	27,198	43,117	59,973	68,612	75,491
2014						15,404	38,257	60,486	81,141	92,593
2015							18,597	49,556	76,398	101,323
2016								21,850	53,812	81,330
2017									27,977	66,055
2018										29,404
Total										$613,235
All outstanding liabilities before 2009, net of reinsurance										318
Liabilities for claims and allocated claims adjustment expenses, net of reinsurance										$194,423

[1]	Year 2009 negative amounts results from the termination of reinsurance agreements.

Other Short-Duration Lines

Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
($ in ‘000s, except cumulative number of reported claims)
	Year ended December 31,										As of December 31, 2018
Accident Year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017	2018	Incurred but Not Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
2009	$35,688	$34,764	$34,626	$35,453	$36,343	$36,202	$36,736	$37,061	$37,070	$37,423	$3	27,847
2010		26,884	27,729	24,714	24,922	24,392	24,456	24,477	24,478	24,526	29	14,331
2011			20,315	22,176	22,310	21,782	22,122	22,941	22,414	22,408	20	10,002
2012				13,054	12,723	13,634	13,854	13,934	14,109	13,674	32	3,616
2013					5,897	4,754	4,556	4,687	4,711	4,655	20	2,149
2014						6,645	6,849	6,978	7,580	7,909	889	2,945
2015							8,320	8,616	9,591	9,036	454	3,979
2016								9,357	9,960	9,983	305	4,708
2017									11,086	12,302	408	5,323
2018										12,190	746	4,885
Total									Total	$154,106

Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
($ in ‘000s)
	For the Years Ended December 31,
Accident Year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016	2017	2018
2009	$11,296	$25,422	$30,343	$33,186	$34,375	$35,785	$36,164	$36,499	$36,714	$37,119
2010		14,182	20,420	22,596	23,812	24,225	24,368	24,414	24,452	24,492
2011			11,517	17,419	19,696	20,939	21,600	22,235	22,326	22,331
2012				6,446	9,789	11,554	12,782	13,343	13,317	13,621
2013					4,195	4,602	4,603	4,612	4,641	4,627
2014						6,154	6,677	6,728	6,820	6,833
2015							7,886	8,154	8,291	8,474
2016								9,413	9,802	9,859
2017									10,619	12,238
2018										11,548
Total										$151,142
All outstanding liabilities before 2009, net of reinsurance										595
Liabilities for claims and allocated claims adjustment expenses, net of reinsurance										$3,559

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

The following table reconciles the net incurred and paid claims and claims adjustment expenses development tables to the liability for claims and claims adjustment expenses in the consolidated statement of financial position as of December 31, 2018.

Reconciliation of Unpaid Claims and Claims Adjustment Expenses
($ in ‘000s)	As of December 31, 2018
Net outstanding liabilities:
Commercial automobile liability	$194,423
Other short-duration lines	3,559
Unpaid claims and allocated claims adjustment expenses, net of reinsurance	197,982

Reinsurance recoverable on unpaid claims and claims adjustment expenses:
Commercial automobile liability	67,744
Other short-duration lines	1,027
Total reinsurance recoverable on unpaid claims and claims adjustment expenses	68,771

Unallocated claims adjustment expenses	6,743

Unpaid claims and claims adjustment expenses, gross of reinsurance	$273,496

The following is supplementary information about the average annual percentage payout of incurred claims by age, net of amounts recoverable from reinsurers, for the year ended December 31, 2018 (amounts are unaudited).

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Year ended December 31, 2018
Years	1	2	3	4	5	6	7	8	9	10
Commercial automobile liability	17.4%	26.4%	21.4%	17.3%	10.6%	6.8%	3.5%	2.1%	0.9%	1.6%
Other short-duration lines	71.7%	16.6%	6.0%	4.3%	2.1%	1.3%	1.0%	0.4%	0.4%	1.1%

12. Share-Based Compensation
On January 6, 2011, Atlas adopted a stock option plan (“Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to eligible persons defined in the plan. In the second quarter of 2013, a new equity incentive plan (“Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted stock, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”)	Year ended December 31,
	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	54,390	C$6.00	187,728	C$6.22
Granted	—	—	—	—
Exercised	(27,195)	C$6.00	(133,338)	C$6.31
Outstanding, end of period	27,195	C$6.00	54,390	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01

Options Outstanding
As of December 31, 2018
Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	27,195	27,195
March 6, 2014	March 6, 2024	175,000	—
March 12, 2015	March 12, 2025	200,000	—
Total		402,195	27,195

There are 27,195 stock options that are exercisable as of December 31, 2018. The stock option grants outstanding have a weighted average remaining life of 5.48 years and have an intrinsic value of $100,000 as of December 31, 2018.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see ‘Part II, Item 8, Note 13, Other Employee Benefit Plans’ in the Notes to Consolidated Financial Statements) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or, for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the 6 month period that began on June 18, 2013 and ended on December 31, 2013, or for new directors within 6 months of their initial appointment date (“Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (“Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common share at close of market on June 17, 2013 (“Closing Price”), which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The matching grant award was discontinued during 2018 with no additional grants under the program since those discussed above.

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of one share of Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. The RSUs will vest 33.3% on January 1 of each year for the next three years.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. In 2018, no shares of either the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested, due to not meeting annual performance targets. In 2017, 40,000 shares of each of the restricted stock grants for ordinary voting common shares and the options to acquire ordinary voting common shares vested.
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
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Year ended December 31,
	2018		2017
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	234,080	$16.15	311,120	$15.92
Granted	17,524	10.22	—	—
Vested	(44,448)	12.20	(77,040)	15.21
Non-vested, end of period	207,156	$16.50	234,080	$16.15

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of (loss) income and comprehensive (loss) income. Atlas recognized share-based compensation expense of $1.2 million in each of the years ended December 31, 2018 and 2017 and $1.6 million in 2016. As of December 31, 2018, there was $644,000 of unrecognized total compensation expense related to all restricted stock and restricted stock units grants for ordinary voting common shares. The expense will be amortized over a weighted average period of 1.2 years.

13. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $543,000, $441,000 and $424,000 in 2018, 2017 and 2016, respectively.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. In 2018, 2017 and 2016, Atlas’ costs incurred related to the matching portion of the ESPP were $239,000, $212,000 and $199,000, respectively. Share purchases pursuant to this plan are made in the open market.
14. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		As of December 31,
		2018			2017
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,192,475	11,936,970	$36	12,164,041	12,164,041	$36

During 2017, the 128,191 restricted voting common shares that were beneficially owned or controlled by Kingsway Financial Services, Inc. (including its subsidiaries and affiliated companies, “Kingsway”) were sold to non-affiliates of Kingsway. The restricted voting common shares are entitled to vote at all meetings of shareholders, except at meetings of holders of a specific class that are entitled to vote separately as a class. The restricted voting common shares as a class shall not carry more than 30% of the aggregate votes eligible to be voted at a general meeting of common shareholders. The Kingsway-owned restricted voting common shares automatically converted to ordinary voting common shares upon their sale to non-affiliates of Kingsway. There are no restricted voting common shares outstanding as of December 31, 2018.
There were 24,932 and 14,816 non-vested RSUs as of December 31, 2018 and 2017, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs and 27,195 ordinary voting common shares, then immediately canceled 6,169 shares, as a result of a cashless exercise of options. During 2017, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs and 133,338 ordinary voting common shares as a result of the exercise of options.
On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could be made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, was dependent on market conditions, applicable securities laws and other factors. The Share Repurchase Program and the Board’s authorization of the program could have been modified, suspended or discontinued at any time. During 2018, 255,505 shares were repurchased under the Share Repurchase Program. No shares were repurchased under the Share Repurchase Program during 2017.
Atlas did not declare or pay any dividends to its common shareholders during 2018 or 2017.
Mezzanine Equity
During the first quarter of 2016, the Company canceled 401,940 preferred shares pursuant to the Gateway stock purchase agreement. During the third quarter of 2016, the Company redeemed all 2,538,560 of the remaining preferred shares issued to the former owner of Gateway. During the fourth quarter of 2016, the Company canceled the remaining 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement. As of December 31, 2018 and 2017, there were no outstanding preferred shares. The preferred shares redeemed and canceled during 2016 pursuant to the Gateway stock purchase agreement have been recorded as a recovery of acquisition expense and additional acquisition expense, respectively, and not as an adjustment to goodwill, because the fair value of the contingent consideration was determined to be zero at the date of acquisition. In accordance with U.S. GAAP, such adjustments are reflected in the statements of (loss) income and comprehensive (loss) income in the period that the contingency is re-estimated. The Anchor cancellation was recorded as a recovery of acquisition expense.
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
On September 30, 2016, Atlas paid $409,000 in dividends earned on the preferred shares to the former owner of Gateway, the cumulative amount to which they were entitled through September 15, 2016, leaving no accrued and unpaid dividends owed to the former owner of Gateway. During 2018, Atlas paid $333,000 in dividends earned on the preferred shares to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends. The paid claims development on Global Liberty’s pre-acquisition claims reserves was in excess of $4.0 million, and as a result, pursuant to the terms of the Anchor stock purchase agreement, dividends will no longer accrue to the former owner of Anchor.
15. Deferred Policy Acquisition Costs
DPAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal written premium. Such DPAC generally includes agent commissions, premium taxes and a portion of employee compensation and benefits directly related to time spent performing specific acquisition or renewal activities. The method followed in determining the DPAC limits the deferral to its realizable value by giving consideration to estimated future claims and expenses to be incurred as premiums are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the DPAC. Atlas’ DPAC are reported net of deferred ceding commissions.
Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, typically 12 months.

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Balance, beginning of period	$14,797	$13,222	$10,235
Acquisition costs deferred	18,627	29,460	21,790
Amortization charged to operations	(26,115)	(27,885)	(18,803)
Balance, end of period	$7,309	$14,797	$13,222

16. Related Party Transactions
See ‘Item 13, Certain Relationships and Related Transactions, and Director Independence ” for disclosure regarding the Company’s related party transactions.
17. Selected Quarterly Financial Data (unaudited)

($ in ‘000s, except per share data)	Q4	Q3	Q2	Q1
	2018
Gross premiums written	$57,749	$75,917	$57,359	$95,589
Net premiums earned	52,506	54,461	55,359	55,892
Net (loss) income attributable to common shareholders	(96,722)	5,605	5,576	5,529
(Loss) earnings per common share basic	$(8.06)	$0.47	$0.47	$0.46
(Loss) earnings per common share diluted	$(8.06)	$0.47	$0.47	$0.45

	2017
Gross premiums written	$54,213	$65,898	$57,354	$98,496
Net premiums earned	57,431	55,865	54,049	48,426
Net (loss) income attributable to common shareholders	(54,297)	5,125	5,510	4,852
(Loss) earnings per common share basic	$(4.48)	$0.43	$0.46	$0.40
(Loss) earnings per common share diluted	$(4.48)	$0.42	$0.45	$0.40

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
At December 31, 2016, American Acquisition was in compliance with the covenants of the Loan Agreement. In February 2017, American Acquisition filed its statutorily required financial statements for 2016, which are used to determine on-going compliance with the covenants contained in the Loan Agreement. As a result of the reserve strengthening and its effect on American Acquisition’s 2016 financial statements, American Acquisition was not in compliance with the Loan Agreements’ EBITDA Ratio covenant as of March 13, 2017. American Acquisition had a thirty day period to cure this covenant non-compliance, and the Company and American Acquisition agreed with the lender to a modification to the loan covenants to more specifically address the effects of reserve modifications and/or obtaining a waiver with respect to the existing non-compliance.
The Loan Agreement was terminated in April 2017. Atlas used a portion of the net proceeds of the senior unsecured notes offering, together with cash on hand, for the repayment of all outstanding balances under the Draw Amount and Revolver, $15.5 million and $3.9 million, respectively.
Interest expense on notes payable was $1.9 million, $1.8 million and $1.0 million in 2018, 2017 and 2016, respectively.

Notes Payable Outstanding
($ in ‘000s)	As of December 31,
	2018	2017
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
Unamortized issuance costs	(745)	(969)
Total notes payable	$24,255	$24,031

19. Statutory Information
Atlas’ Insurance Subsidiaries are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance laws and regulations and the National Association of Insurance Commissioners (“NAIC”). State insurance laws and regulations also prescribe the form and content of statutory financial statements, require the performance of periodic financial examinations of insurers, establish standards for the types and amounts of investments insurers may hold and require minimum capital and surplus levels. The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. As of December 31, 2018, 2017 and 2016, each of our Insurance Subsidiaries individually exceed the minimum required statutory capital and surplus requirements. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.

Statutory Net Loss and Surplus of Atlas’ Insurance Subsidiaries
($ in ‘000s)	Year Ended December 31,
	2018	2017	2016
Statutory net loss	$49,648	$35,199	$3,585

Combined statutory capital and surplus	$14,377	$87,813	$113,943

Additional requirements include risk-based capital (“RBC”) rules, thresholds intended to enable state insurance regulators to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. The NAIC RBC formula generates the regulatory minimum amount of capital that a company is required to maintain to avoid regulatory action. There are four levels of action that a company can trigger under the formula: company action, regulatory action, authorized control and mandatory control levels. Each RBC level requires some particular action on the part of the regulator, the company, or both. For example, an insurer that breaches the Company Action Level must produce a plan to restore its RBC levels.  As of December 31, 2018, the total adjusted capital of three of our Insurance Subsidiaries exceeded the minimum levels required under RBC requirements, with one subsidiary breaching the Company Action Level. We are working with the appropriate regulators to restore its RBC levels. We do not expect that this restoration will impede our ability to execute on strategic plans. See “Risk Factors - Risks Related to 2019 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2018.
As a holding company, Atlas could derive cash from its Insurance Subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas’ Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio. The Insurance Subsidiaries require regulatory approval for the return of capital, loans or advances and, in certain circumstances, prior to the payment of dividends. In the event that dividends available to the holding company are inadequate to cover its operating expenses and debt payments, the holding company would need to raise capital, sell assets or incur future debt.
Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Subsidiaries is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months. Atlas' Insurance Subsidiaries did not declare or pay any dividends to Atlas during 2018 or 2017.

20. Subsequent Events
Throughout 2019, the Company has been exploring strategic alternatives, including, but not limited to, further strengthening its processes, reviewing its capital allocation and opportunities, a potential sale of the Company or certain assets, and balance sheet strengthening options with the goal of facilitating shareholder value generation. Atlas concluded that the utilization of its wholly owned MGA operation to work with strategic external insurance and reinsurance partners will enable the Company to leverage its focus, experience and infrastructure to create value for stakeholders. A definitive agreement was executed effective June 10, 2019 between Atlas and American Financial Group, Inc. (NYSE: AFG), under which Atlas will act as an underwriting manager for AFG’s National Interstate (“NATL”) subsidiary and transition new and renewal paratransit business to NATL paper for this book of business. The Company is working on additional arrangements with the objective of establishing MGA relationships in connection with the Company’s other lines of business as well. The Company agreed that should it choose to sell its MGA operations, 49% of the proceeds from any future sale of AGMI would be provided to the ASI Pool Companies to facilitate the rehabilitation process. There can be no assurance that any portion of the proceeds allocated to the ASI Pool Companies would be available for distribution to the Company.
During 2019, the Illinois Department of Insurance (the “Department”) placed all three of the ASI Pool Companies (after Gateway was redomesticated in Illinois) into rehabilitation with the Director of the Department as the statutory rehabilitator. While in rehabilitation, the operations of such insurance subsidiaries will be overseen by the statutory rehabilitator although Atlas continues to maintain its legal ownership of the stock of the ASI Pool Companies. Management’s overriding strategic plan continues to include a transition of business from these insurance companies to alternative markets within a reasonable period of time utilizing the existing platform of the MGA to work with strategic external insurance and reinsurance partners.
Effective August 15, 2019, no new business was written by the ASI Pool Companies, and only New York area new business was written by Global Liberty, which is focusing its resources on New York area business to leverage the subsidiary’s heritage in this large and specific market. The ASI Pool Companies and Global Liberty continued to write renewal business that met their underwriting standards during 2019. Non-renewals related to ASI Pool Companies’ insurance policies began towards the end of 2019.
On January 22, 2020, the Company announced a non-binding letter of intent with Buckle, a technology-driven financial services company, to purchase the stock of Atlas’ indirect subsidiary Gateway Insurance Company (“Gateway”) and its corporate charter and forty-seven (47) state insurance licenses as well as state statutory deposits, subject to regulatory and other necessary approvals, for $4.7 million plus the value of all purchased deposits, such amount to be paid to the Rehabilitator for the benefit of the rehabilitation estate of Gateway, with a tentative closing date in March of 2020. The Company anticipates that Buckle will engage the MGA and certain other subsidiaries of the Company to provide services to Buckle and that Buckle will lease space at the Company’s headquarters and its Melville, NY office.
The transaction will be subject to court approval and a bid process established by the Rehabilitator and approved by the court, and there can be no assurance that the transaction will be consummated on the terms described herein or at all.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
As of December 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act, and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2019 as discussed below in connection with our internal control over financial reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are in accordance with authorizations of management and directors of the Company; and

iii.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of those criteria, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective due to the material weakness described below:
Timely identification of financial closing delays: Through a confluence of events involving the Company’s former auditor which we do not believe could have reasonably been anticipated, the Company did not timely file its Annual Report on Form 10-K containing its audited financial statements for the year ending December 31, 2018 and therefore did not have an effective internal control in place to monitor the progress of all aspects of its financial reporting close process to timely identify delays, resulting in the Company being unable to timely meet its financial reporting requirements with the SEC and Nasdaq.
The delay in the completion of the audit of the Company’s financial statements for the fiscal year ended December 31, 2018 was due to the previously disclosed disagreement with the Company’s former independent registered public accounting firm with respect to insurance reserves in certain of the Company’s insurance subsidiaries for the fiscal year ended December 31, 2018. The Company dismissed its former independent registered public accounting firm on April 29, 2019. As a result of this disagreement and termination, the audit of the Company’s financial statements for the fiscal year ended December 31, 2018 could not be completed in such time as to remain compliant with SEC and Nasdaq reporting requirements.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With respect to the material weakness related to timely identification of financial closing delays and the resulting failure to timely file, the Company engaged another independent registered public accounting firm to complete the audit of its December 31, 2018 financial statements. The Company has also taken steps to monitor the progress of all aspects of its financial closing process including more detailed discussions as needed with its independent registered public accounting firm regarding insurance reserve calculations. The Company expects to file its delayed Quarterly Reports on Form 10-Q for the periods ending March 31, June 30, and September 30, 2019 as soon as practicable.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Further, there have been no such changes since December 31, 2018 other than the action described in Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Director	Director since	Principal Occupation	Current Committees
Scott D. Wollney	2010	President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc.	IC
Gordon G. Pratt	2010	Managing Member of Fund Management Group LLC	CC
Ronald E. Konezny	2018	Chief Executive Officer and Director of Digi International
Jordan M. Kupinsky	2009	President of Justley Capital Corporation	AC*, CC*, IC, NCGC
Walter F. Walker	2013	Owner and Chief Investment Officer of Hana Road Capital LLC	AC, IC*, NCG
John T. Fitzgerald	2013	President, Chief Executive Officer and Director of Kingsway Financial Services Inc.	AC, CC, NGC*
AC = Audit Committee CC = Compensation Committee IC = Investment Committee NCGC = Nominating and Corporate Governance Committee
* Denotes committee chair.
Each nominee, other than Mr. Ronald Konezny, was previously elected at Atlas' annual meeting on May 22, 2018, for one-year terms. Mr. Konezny was elected by the Board effective July 10, 2018. Effective January 2, 2018, Mr. Larry Swets retired from the Atlas Board of Directors. On February 27, 2019, Mr. John T. Fitzgerald informed Atlas that he will not stand for reelection to the Atlas Board of Directors. Mr. Fitzgerald's decision not to stand for reelection was not the result of any disagreement with the Company.
The following sets forth the name, age, and business experience during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed, and qualifications of each person serving as a director of the Company as of December 31, 2018.

SCOTT WOLLNEY
President, Chief Executive Officer and Director

Age:	51

Principal Occupation: President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc.
Business Experience:

•	President and Chief Executive Officer since December 31, 2010.

•	President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company, from July 2009 until December 31, 2010.

•	President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company, from May 2008 to March 2009.

•	President of Avalon Risk Management, Inc., an insurance broker, from January 1998 to May 2008.
Qualifications:

•	MBA graduate of Northwestern University's Kellogg School of Management with a concentration in finance and management strategy.

•	Bachelor of Arts degree from the University of Illinois.

•	Experience building successful businesses as well as re-organizing challenged companies around a focused strategy to address legacy issues and set them on a path for future success.

•	Direct experience and expertise with respect to the numerous disciplines that are critical to the insurance business.
Other Board Service:

•	Director of 1347 Property Insurance Holdings, Inc., a property and casualty insurance holding company.

GORDON PRATT
Director and Chairman of the Board

Age:	57

Principal Occupation: Managing Member of Fund Management Group LLC
Business Experience:

•	Managing Member of Fund Management Group LLC, a privately-held investment and holding company, organized in Connecticut and headquartered in Florida since 2004.

•
Director, President and Chief Executive Officer of 1347 Capital Corp., a NASDAQ listed special purpose acquisition company. Upon 1347 Capital Corp's merger, on July 20, 2016, 1347 Capital Corp. was renamed Limbach Holdings, Inc.

•
Senior Vice-President, Finance of the Willis Group, an insurance brokerage company, in New York from June 2004 to April 2006, prior to which he was an equity holder and Managing Director of Hales Capital Advisors, a private equity firm, and co-founder and Managing Partner for Distribution Partners Investment Capital L.P., a private equity fund focused on the insurance industry.

•
Before joining Hales, served as Senior Vice President and member of the management committee of Conning & Company, a third party investment manager, where he helped to raise and invest capital for three Conning private equity funds.

•	Began career in 1986 at The Chase Manhattan Bank, N.A., a financial institution, in New York.
Qualifications:

•	Master of Management degree from Northwestern University's Kellogg School of Management.

•	Bachelor of Arts degree from Cornell University.

•
Experience evaluating financial statements for more than 50 insurance companies and/or their holding company parents. Such evaluations include companies' uses of accounting estimates, accruals and provisions.

•	Experience with investing and offers his opinion to company management teams based upon his evaluations concerning financial statements, which cover a wide range of complexity and accounting issues.

•	Understanding of internal controls and procedures for financial reporting for insurance companies and/or insurance holding company parents from his services as a member of certain boards of directors.
Other Board Service:

•	Director, Chairman of the Board and member of the Compensation Committee of Limbach Holdings, Inc., a NASDAQ listed integrated building systems provider, since 2014.

•	Director of 1347 Property Insurance Holdings, Inc. from November 2013 to March 2017.

•	Chairman of the Board of 1347 Capital LLC, a private investment advisory firm from March 2014 to June 2016.

•	Chairman and Vice Chairman of the boards of directors of United Insurance Holdings Corp. and its predecessor company FMG Acquisition Corp., NASDAQ listed companies, from 2007 through 2012.

RONALD KONEZNY
Director

Age:	52

Principal Occupation: Chief Executive Officer and Director of Digi International
Business Experience:

•	Chief Executive Officer and Director of Digi International, a leading provider of solutions to industrial and commercial clients worldwide, since December 17, 2014.

•
General Manager of Worldwide Transportation and Logistics Division at Trimble Navigation Limited and PeopleNet Communications Corporation, both transportation and logistics technology companies, from August 2011 to September 2013.

•
Founded PeopleNet Communications Corporation in 1995. Served as Chief Executive Officer since July 23, 2007. Served as Chief Operating Officer and Chief Financial Officer from 2001 to 2007 and Chief Technology Officer from 1996 to 2007.

Qualifications:

•	Bachelor of Arts degree in Economics from Northwestern University and a Phi Eta Sigma nominee.

•	Possesses extensive business, operating and executive expertise.

•	Experience improving companies' profitability to sustainable double-digit levels and expanding recurring revenue business.

•	Direct experience with multiple successful acquisitions.
Other Board Service:

•	President, CEO and Director of Digi International Inc. since December 17, 2014.

•	Former Director of I.D. Systems, Inc. from June 2014 through June 2018.

•	Served on the Boards of Directors of the National Private Truck Council Institute and the Truckload Carriers Association.

JORDAN KUPINSKY
Director

Age:	46

Principal Occupation: President of Justley Capital Corporation
Business Experience:

•	Senior Vice President and Managing Director at Windsor Private Capital, a private merchant banking firm, since July 2019.

•	President of Justley Capital Corporation, a private investment and advisory firm, since September 2016.

•	Partner with JJR Private Capital, an independent private capital and diversified merchant bank, from April 2008 to September 2016.

•	Managing Director with Windsor Private Capital, a private merchant banking firm, from January 2011 to July 2014.

•	Vice President at Greenhill & Co., an independent global investment banking firm, listed on the NYSE, focused on mergers and acquisitions and financial restructuring from March 2006 to May 2008.

•	Vice President of Corporate Development and General Counsel at Minacs Worldwide Inc., a publicly traded company on the TSX, from July 2002 to February 2005.

•	Began career practicing corporate securities law at Torys LLP in Toronto from 1997 to 1999.

•	An investment banking associate at Houlihan Lokey Howard & Zukin from 1999 to 2002.
Qualifications:

•	Joint MBA and JD degree from the Schulich School of Business and Osgoode Hall Law School at York University.

•	Experience in financial statement review with both public and private companies.

•	Direct experience includes securities law, financial analysis and corporate governance.
Other Board Service:

•	Former Chairman of Concordia International Corp. from 2016 through 2019 and former Director from 2013 through May 2018.

•
Director of both private and public companies, including having served as a director of Perk Inc. from November 2014 to January 2017, Xceed Mortgage Corporation from May 2012 to July 2013 when the sale of Xceed to MCAN Mortgage Corporation was completed.

•
Director of the following TSXV publicly traded entities: WB II Acquisition Corporation, a capital pool company, from February 2012 to July 2013, WB III Acquisition Corporation, a capital pool company, from June 2013 to December 2014, Ferrum Americas, an iron ore exploration company, from June 2010 to July 2011, and J5 Acquisition Corporation, a capital pool company, from July 2009 to July 2011.

WALTER WALKER
Director

Age:	65

Principal Occupation: Owner and Chief Investment Officer of Hana Road Capital LLC
Business Experience:

•	Formed Hana Road Capital LLC, an equity investment fund, where he remains as its owner and Chief Investment Officer since late 2007.

•
Chief Executive Officer and President of the Seattle Sonics and Storm from 2001 until their sale in 2006, as well as minority owner. During his executive tenure, the Sonics had the fifth best winning percentage in the NBA and the Storm won the WNBA title in 2004.

•
President and General Manager of the Seattle SuperSonics in September 1994 to 2001. During his seven years as General Manager, the Sonics had the third best winning percentage (65.1%) in the NBA and won the Western Conference Championship in 1996.

•	Formed Walker Capital, Inc., a San Francisco based money management firm, in April 1994.

•	Vice President of Goldman, Sachs & Co.’s Private Client Services group from 1987 through 1994.
Qualifications:

•	Chartered Financial Analyst (1992).

•	Masters of Business Administration from Stanford University Graduate School of Business.

•	Named as one of six recipients of the NCAA Silver Anniversary Scholar-Athlete Awards in 2001 and was a member of the NCAA Honors Committee from 2016 through 2019.

•	Bachelor of Arts degree in Psychology from the University of Virginia as an Academic All-American.
Other Board Service:

•	Served on the Board of Visitors at the University of Virginia from 1997 to 2001.

•	Member of the Advisory Council of Stone Arch Capital, a Minneapolis based private equity firm, since 2005.

•	Independent trustee and Chair of the Audit Committee at Smead Capital Management, a Seattle based mutual fund, since 2015.

•	Previously served on the boards of multiple public companies and non-profits.

JOHN T. FITZGERALD
Director

Age:	48

Principal Occupation: President & Chief Executive Officer of Kingsway Financial Services, Inc.
Business Experience:

•	Currently President and Chief Executive Officer of Kingsway Financial Services, Inc. (“Kingsway”) since 2018 and Managing Member of Argo Management Group, LLC (“Argo”) since 2002.

•	Co-founded Argo, a private equity investment partnership, in 2002 which was subsequently sold to Kingsway in 2016.

•	Former managing director of Adirondack Capital, LLC, a financial futures and derivatives trading firm, from January 1998 through June 2001.
Qualifications:

•	Masters of Business Administration from Northwestern University’s Kellogg School of Management with concentrations in Finance, Accounting, and Management Strategy.

•	Bachelor of Science degree in Finance from DePaul University with highest honor, Beta Gamma Sigma.

•	Extensive transactional and operating experience in extended warranty, insurance, consumer products manufacturing, marketing and distribution operations.

•	Seat-owner on the Chicago Board of Trade from 1998 through 2004.
Other Board Service:

•	Director of Kingsway since April 2016.

•	Director of Itasca Capital Ltd., an advisory and investment firm, from June 2016 through December 2019.

Executive Officers
Biographical information for each of the executive officers of Atlas and its insurance subsidiaries is set out below, except for Scott Wollney, President & Chief Executive Officer, whose biographical information is contained above. None of the below officers serve as directors for any other reporting issuers.

PAUL ROMANO
Vice President, Chief Financial Officer and Principal Accounting Officer

Age:	58

Date First Appointed as an Officer: December 31, 2010
Business Experience:

•	Vice President and Chief Financial Officer since December 31, 2010.

•	Vice President and Treasurer of KAI from March 2010 to December 2010.

•	Vice President, Data Management of Lincoln General Insurance Company, a property and casualty insurance company, from October 2008 to March 2009.

•
Various Vice President and Director positions with American Country Insurance Company, a property and casualty insurance company, which became a subsidiary of the Corporation on December 31, 2010, and its affiliates from 2002 to 2008.

Qualifications:

•	Certified Public Accountant designation in the State of Illinois.

•	Master of Business Administration degree from the Northwestern University's Kellogg School of Management (1996).

•	Bachelor of Science, Accounting, from the University of Illinois (1984).

JOSEPH SHUGRUE
Chief Operating Officer

Age:	56

Date First Appointed as an Officer: December 31, 2010
Business Experience:

•	Vice President, Claims from December 31, 2010 through December 17, 2019.

•	Various senior management positions at KAI and American Service Insurance Company, which became a subsidiary of the Company on December 31, 2010, from March 1, 2004 to December 31, 2010.

•	Various positions with other specialized insurance businesses beginning in October 1986.

BRUCE GILES
Vice President, Underwriting

Age:	60

Date First Appointed as an Officer: December 31, 2010
Business Experience:

•	Vice President, Underwriting since December 31, 2010.

•	Assistant Vice President of Commercial Underwriting for KAI, with whom he held various positions from December 2003 to June 2010.

•	Various positions with Allstate Insurance Group, CIGNA and other insurance companies from 1981 to 2003.

LESLIE DIMAGGIO (1)
Vice President, Operations and Information Technology

Age:	51

Date First Appointed as an Officer: December 31, 2010

[1]	On December 16, 2019, it was announced that Ms. DiMaggio notified the Company that she would resign from the Company effective December 27, 2019.
Business Experience:

•	Vice President, Operations and IT since December 31, 2010.

•	Vice President, Information Technology for KAI from November 2008 to June 2010.

•	President, Chief Executive Officer and Chief Operations Officer of Southern United Fire Insurance Company, a property and casualty insurance company, from April 2007 to November 2008.

•	Various executive positions at KAI from 2000 to 2008

•	Various positions with other specialized insurance businesses.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics is designed to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure of financial information in our public filings and communications, and compliance with applicable laws, rules and regulations. The Code of Business Conduct and Ethics is posted on our website at www.atlas-fin.com under “Investor Relations-Corporate Governance.” A written copy is available to shareholders, free of charge, upon written request to us, to the attention of Scott Wollney.
Audit Committee
During 2018, the Audit Committee was comprised of Jordan Kupinsky (Chairman), Walter Walker and John Fitzgerald. Each member of the Audit Committee is independent under NASDAQ Rule 5605(a)(2) and Rule 10A-3 of the Exchange Act and meets the financial literacy requirements of the NASDAQ rules.
The Board has determined that Mr. Kupinsky, Mr. Walker and Mr. Fitzgerald, because of their accounting and financial management expertise discussed above are all considered “audit committee financial experts” as that term is defined under the Exchange Act and, accordingly, that at least one audit committee financial expert is serving on the Company’s Audit Committee.
Item 11. Executive Compensation
Director Compensation
During the fiscal year ended December 31, 2018, the Company paid cash compensation for services rendered to the non-employee directors of our Board, and we reimbursed the out-of-pocket expenses of our directors incurred in connection with attendance at or participation in meetings of the Board. With respect to non-employee directors, a combination of equity and cash is provided to reflect a focus on both (i) long-term performance and shareholder value and (ii) compensation for the Board’s continuing oversight and corporate governance role.
Each non-employee, independent director receives an annual cash retainer of $55,000, plus a stipend for each committee the director is a member of. The Chairman of the Board receives an additional $20,000 retainer. The chair of the Audit Committee receives an additional $10,000 retainer for his service as a committee chair.
The following table shows the compensation earned by directors for the most recently completed fiscal year. Named Executive Officers who also act as our directors do not receive any additional compensation for services rendered in such capacity, other than as paid by us to such officers in their capacity as officers and other than the stock awards granted to Mr. Wollney as part of the Director Stock Matching Program. See “Summary Compensation Table” under the heading Executive Compensation for information regarding the compensation paid to our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Stock Awards [6]	Total Compensation
Gordon Pratt [1]	$98,500	$130,010	$228,510
Jordan Kupinsky [2]	$90,500	$130,010	$220,510
John T. Fitzgerald [2]	$69,000	$—	$69,000
Walter Walker [3]	$65,500	$—	$65,500
Ronald Konezny [4]	$26,005	$—	$26,005
Scott Wollney [5]	$—	$130,010	$130,010

[1]
As of December 31, 2018, Mr. Pratt had an aggregate of 11,218 stock awards outstanding, subject to vesting per the Director Stock Matching Program and Equity Incentive Plan. Additionally, Mr. Pratt has 27,195 option awards outstanding.

[2]
As of December 31, 2018, each of Mr. Kupinsky and Mr. Fitzgerald had an aggregate of 11,218 stock awards outstanding, subject to vesting per the Director Stock Matching Program and Equity Incentive Plan. Mr. Kupinksy and Mr. Fitzgerald had no option awards outstanding.

[3]	As of December 31, 2018, Mr. Walker had an aggregate of 3,810 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Mr. Walker had no option awards outstanding.

[4]	As of December 31, 2018, Mr. Konezny had an aggregate of 2,284 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Mr. Konezny had no option awards outstanding.

[5]
As of December 31, 2018, Mr. Wollney had an aggregate of 7,408 stock awards outstanding, subject to vesting per the Director Stock Matching Program. Mr. Wollney also had an aggregate of 154,500 option awards outstanding as of December 31, 2018 and 80,000 restricted ordinary share awards received solely for his services as an executive officer and not for his services as a director, as disclosed in the section “Outstanding Equity Awards at 2018 Fiscal Year End”.

[6]
Stock Awards consist of stock vested as part of the Director Stock Matching Program. The shares and units were issued on February 28, 2014 to each Director provided that they purchased at least $100,000 during a defined time period in 2013. The shares and units vest 20% on each anniversary of the grant date, provided that (i) the director has maintained ownership of the up to $100,000 investment made to qualify for the award; (ii) his service is continuous from the Grant Date through the applicable date upon which vesting is scheduled to occur; and (iii) he has, as of the date upon which vesting is scheduled to occur, not indicated that he will not be submitting his name for re-election as a director of the Company. See ‘Part II, Item 8, Note 12, Share-Based Compensation’ in the Notes to Consolidated Financial Statements for further discussion regarding the valuation of stock awards.

Executive Compensation
Compensation for executive officers is reviewed annually by the Compensation Committee. Current compensation was set based on the following criteria: (i) our size and scale; (ii) nature of our strategic objectives; and (iii) each executive’s role and responsibility. Industry data (such as surveys compiled by Towers Watson and the Property and Casualty Insurers Association for the P&C insurance industry), past paid consultant reports, as well as the potential for incentive compensation are taken into consideration in the regular evaluation of base salary.
Employment agreements were executed with our executives in 2011 with an initial effective term of January 1, 2011 through December 31, 2012 and subsequent annual terms commencing January 1, 2013. These agreements provide for compensation based on a combination of base salary and incentive compensation. Incentive compensation in subsequent years will be based on a combination of financial results and the achievement of strategic objectives, as determined by the Compensation Committee of the Board. No incentive compensation was earned during 2018 or 2017. Final determination of incentive compensation is subject to approval by the Board. Return on equity is a primary metric utilized in evaluating such results.
Employment Agreements with Named Executive Officers
Employment agreements were executed in 2011 with our Named Executive Officers with an initial effective term of January 1, 2011 through December 31, 2012 and subsequent annual terms commencing January 1, 2013(1). The key terms of such employment agreements include:

(a)	employment being “at-will” and, subject to the severance and post-termination obligations described below, the employment agreement being terminable by either party at any time;

(b)	an annual base salary as set out in the table under the “Summary Compensation Table” section;

(c)
the executive being entitled to participate in such employee benefit plans as we shall approve, including retirement plans, paid vacation and sick days/paid time off, disability plans, our Stock Option Plan, our Equity Incentive Plan, or such other plans as may be offered from time to time; and

(d)	severance payments and post-termination obligations as further described below under “Termination and Change of Control Benefits” section.

1	As previously disclosed, on October 7, 2019, new employment agreements were entered into.

Compensation Committee
The Compensation Committee was comprised of Jordan Kupinsky (Chairman), Gordon Pratt and John Fitzgerald. Each member of the Compensation Committee is independent. We are currently in compliance with NASDAQ Rule 5605(d)(2)(A), which requires a compensation committee be comprised of at least two members, each of whom must be an independent director. The Compensation Committee met 3 times during the fiscal year ended December 31, 2018.
The Compensation Committee oversees our remuneration policies and practices. The principal responsibilities of the Compensation Committee include: (i) periodically reviewing and advising the Board concerning the Company’s overall compensation philosophy, policies and plans; (ii) reviewing and making recommendations to the Board regarding all compensation of the Company’s chief executive officer and all other executive officers and director compensation; and (iii) administering the Company’s incentive compensation plans and approving grants of options and other equity awards to all executive officers and directors under such plans.
The Compensation Committee reviewed executive compensation with management in the course of the 2019 budgeting process. As set forth in the Compensation Committee's charter, the Compensation Committee may delegate the day-to-day administration of the Company's equity compensation plans to one or more officers and employees of the Company or an affiliate thereof. Authority was extended to management within the approved budget for compensation. Mr. Wollney, in consultation with the Compensation Committee, set the executive compensation for the named executive officers other than Mr. Wollney.
During the year ended December 31, 2018, the Compensation Committee and the Board engaged Meridian Compensation Partners, LLC (“Meridian”) for the purposes of analyzing director compensation. Meridian was tasked to compare the relative ranking among the Company and 10 peer companies based on the most recently available public data as of October 1, 2018 and also considered broader compensation data from the NACD’s 2017-2018 Director Compensation Report. Total compensation amounts and structure for the director positions were evaluated, including the following publicly available components of pay: director fees, chairman stipends, committee member fees, equity compensation and long-term incentives. As part of this analysis, Meridian outlined adjustments to more closely align the Company’s director compensation to the peer group.
Summary Compensation Table
The following table sets forth information concerning the total compensation for each of the Named Executive Officers during each of the last two fiscal years.

($)
Name and Principal Position	Year	Salary	Bonus	Stock Awards [1]	Option Awards	All Other Compensation [2]	Total Compensation
Scott Wollney President, Chief Executive Officer and Director	2018	$450,000	$—	$130,010	$—	$29,309	$609,319
	2017	$450,000	$—	$100,008	$—	$32,703	$582,711
Paul A. Romano Vice President and Chief Financial Officer	2018	$254,808	$—	$—	$—	$36,073	$290,881
	2017	$254,808	$—	$—	$—	$31,833	$286,641
Leslie DiMaggio Vice President, Operations & IT	2018	$224,231	$—	$—	$—	$15,602	$239,833
	2017	$239,685	$—	$—	$—	$13,665	$253,350

[1]
Mr. Wollney's Stock Awards for 2018 and 2017 are pursuant to the Director Stock Matching Program described under “Director Compensation” as compensation for his services as a director. The value of the stock awards consists of 7,408 shares which vested at the market price on February 28, 2018 and 2017, respectively.

[2]	Includes company contributions to 401(k) plan, employee stock purchase plan and annual car allowance.
Stock Option Plan
On January 3, 2011, we adopted a 10% rolling stock option plan (“Stock Option Plan”) in order to advance our interests by providing certain “Eligible Persons” (any employee, officer, director, or consultant who is approved for participation in the Stock Option Plan by the Compensation Committee) with incentives. In connection with completion of the offering of our Voting Shares in February 2013, the Compensation Committee of the Board performed a review of our executive and director compensation, including our Stock Option Plan. This review included, among other considerations, comparisons to industry data, including the executive and director compensation programs of other publicly traded property and casualty insurance companies. As a result, our executive compensation and director compensation was increased to bring us in line with other public companies in our industry. These changes included a new Equity Incentive Plan. See the “Equity Incentive Plan” section below.

Prior to the adoption of the Equity Incentive Plan, the Stock Option Plan provided for the granting of options to purchase Voting Shares to Eligible Persons. Options were granted at the discretion of the Compensation Committee in such number determined at the time of grant, subject to the limits set out in the Stock Option Plan. The number of Voting Shares issuable under the Stock Option Plan was limited to not more than 10% of the number of Voting Shares that were issued and outstanding as of the date of the grant of an option. Any increase in the issued and outstanding Voting Shares would have resulted in an increase in the available number of Voting Shares issuable under the Stock Option Plan, and any exercises of options or expirations or terminations of options would make new grants available under the Stock Option Plan.
The exercise price of all options was established by the Compensation Committee at the time of grant, provided that the exercise price would not be less than the market price of the Voting Shares on the date of grant. Under the Stock Option Plan, market price was equal to the volume weighted average trading price of the Voting Shares on the NASDAQ (the principal stock exchange on which the Voting Shares are listed for trading) for the five trading days immediately preceding the date on which the option is granted. The expiry of options was also established by the Compensation Committee at the time of the grant, provided that the options have a maximum term of ten years. The Compensation Committee determined when any option will become exercisable and whether the option will be exercisable in installments or pursuant to a vesting schedule. In the event of a change of control, vesting may be accelerated.
Equity Incentive Plan
In the second quarter of 2013, a new Equity Incentive Plan was approved by shareholders at our annual general meeting. As of such date, Atlas ceased to grant new stock options under the existing Stock Option Plan discussed above. The Equity Incentive Plan is a new securities based compensation plan pursuant to which Atlas may issue restricted shares, restricted units, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan.
On March 12, 2015, Atlas granted 200,000 restricted Ordinary Shares and options to purchase 200,000 Voting Shares under the Equity Incentive Plan, all of which were granted to the Company’s officers. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on book value growth equal to an annual 15% return on average equity is attained. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such unvested installment shall carry forward and can vest in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable cumulative performance target expected through such year. The options have an exercise price of $20.29 per share and expire on March 12, 2025. In the event of a change of control, vesting may be accelerated.
On December 31, 2018, Atlas granted 17,524 restricted stock units under the Equity Incentive Plan, all of which were granted to the Company's independent directors. The awards vest in three equal installments on January 1 of each of the next three years, beginning on January 1, 2019. The restricted stock units were approved by the Board of Directors during March 2018.

Outstanding Equity Awards at 2018 Fiscal Year End
The following table sets forth all equity awards held by the Named Executive Officers that were outstanding at the end of the most recently completed fiscal year.

Outstanding Equity Awards as at December 31, 2018
		Option Awards [3]				Stock Awards
Name and Principal Position	Grant date	Number of securities underlying unexercised options (#) exercisable [1]	Number of securities underlying unexercised options (#) unexercisable [1]	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) [2]	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Wollney President, Chief Executive Officer and Director	February 28, 2014	—	—	—	—	14,816	$119,861	—	—
	March 6, 2014	54,500	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	20,000	80,000	$20.29	March 12, 2025	—	—	80,000	$647,200
Paul A. Romano Vice President and Chief Financial Officer	March 6, 2014	35,000	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	5,000	20,000	$20.29	March 12, 2025	—	—	20,000	$161,800
Leslie DiMaggio Vice President, Operations & IT	March 6, 2014	28,500	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	5,000	20,000	$20.29	March 12, 2025	—	—	20,000	$161,800

[1]
The March 6, 2014 grants vest equally on the first, second and third anniversary dates of the grant date. The March 12, 2015 grants vest 20% equally on the first, second, third, fourth and fifth anniversary pending a return on equity as described in the “Equity Incentive Plan” section of this Proxy Statement.

[2]
The February 28, 2014 Stock Awards vest 20% on each anniversary of the grant date. The March 12, 2015 Stock Awards vest 20% equally on the first, second, third, fourth and fifth anniversary pending a return on equity as described in the “Equity Incentive Plan” section of this Proxy Statement.

[3]
Vesting of stock awards under the Director Stock Matching Program (in the case of Mr. Wollney) and the Equity Incentive Plan (in the case of all Named Executive Officers and other members of the Company’s executive team) resulted in tax related reimbursement obligations to the Company.  These obligations, as well as obligations under personal loans of certain members of the Company’s executive team, were due in the fourth quarter of 2017.  These obligations were funded by the exercise of vested stock options and the subsequent sale of Company stock received in connection with such exercises.

Pension Plan Benefits
We do not currently maintain any pension or retirement plans that provide for payments or benefits at, following or in connection with retirement.
Termination and Change of Control Benefits
We are party to employment agreements effective January 1, 2011 with the Named Executive Officers pursuant to which, if we terminate the executive without Cause (as defined in the employment agreement), or the executive’s employment is terminated in connection with a Change of Control (as defined in the employment agreement), the executive will be entitled to certain payments and benefits as set out below.

If terminated without Cause:	Continuation of base salary for: [1]	Lump-sum payment equal to:	Continuation of employee health benefits covered under COBRA for: [1,2]
2018	12 months	Most recently awarded bonus	12 months
2017	12 months	Most recently awarded bonus	12 months

[1]	The continuation of base salary and COBRA benefits will cease on the first of the month immediately following the date on which the executive becomes employed by a subsequent employer.

[2]	Continuation coverage will continue for the period set forth in this column, or the maximum period of time allowed by law, if shorter.
If, after a Change of Control (as defined in the employment agreement), the executive maintains employment with us (or our successor) for at least 180 days, the executive may terminate his employment at will and will be entitled to certain severance payments and post-termination benefits. Such payments and benefits shall mirror the payments and benefits that would have been in effect had we terminated the executive’s employment without Cause on such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information concerning the beneficial ownership of the Voting Shares held on March 31, 2019 by (i) each person known to us to own beneficially more than 5% of the total issued and outstanding Voting Shares, (ii) each of our directors and director nominees, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group.
The options included in the below beneficial ownership table are exercisable within 60 days of March 31, 2019. Unless otherwise indicated, each person has sole voting and investment power over the shares listed.

Name and Address of Beneficial Owner	Number of Voting Shares Owned [1,2]	Percentage of Total Outstanding Voting Shares [1,2]
5% Beneficial Owners
Ariel Investments, LLC [3,9] 200 E. Randolph Street, Suite 2900 Chicago, IL 60601	1,737,158	14.6%
Tieton Capital Management [4,9] 4700 Tieton Drive, Suite C Yakima, WA 98908	764,720	6.4%
Wellington Management Group LLP [6,9] 280 Congress Street Boston, MA 02210	704,347	5.9%
Capital Returns Management, LLC [5,9] 641 Lexington Avenue, 18th Floor New York, NY 10022	698,534	5.9%
Executive Officers and Directors
Gordon Pratt [7]	461,443	3.9%
Scott Wollney [8]	401,658	3.4%
Jordan Kupinsky	65,162	*
John Fitzgerald	64,164	*
Walter Walker	390,733	3.3%
Ronald E. Konezny	2,284	*
Larry Swets, Jr. [10]	—	*
Paul Romano [8]	120,891	1.0%
Leslie DiMaggio [8]	111,730	*
All Directors and Executive Officers as a Group (9 individuals)	1,835,262	15.4%

*	Indicates that ownership is less than 1%

[1]
As of March 31, 2019, there were 11,936,970 Voting Shares outstanding. Included in the shares above are the following convertible securities, exercisable within 60 days of March 31, 2019, that are deemed to be beneficially owned by the persons holding them for the purpose of computing that person’s percentage ownership: Gordon Pratt (managed through Atlas Investors LLC, see (7) below) holds 27,195 options; Scott Wollney holds 74,500 options; Jordan Kupinsky holds 7,408 restricted stock units; Paul Romano holds 40,000 options; and Leslie DiMaggio holds 33,500 options. The shares underlying these convertible securities are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

[2]
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire beneficial ownership of the shares (for example, upon exercise of a vested option) within 60 days of the date as of which the information is provided. Any securities not outstanding which are subject to such acquisition rights shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares outstanding.

[3]
The Schedule 13G/A filed by Ariel Investments, LLC, an investment adviser, on February 14, 2019 states that as of December 31, 2018, it has sole power to vote 1,494,258 Voting Shares and sole power to dispose of 1,737,158 Voting Shares.

[4]
The Schedule 13G filed by Tieton Capital Management, an investment adviser, on January 30, 2019 states that as of December 31, 2018, it has shared power to vote 764,720 Voting Shares and shared power to dispose of 764,720 Voting Shares.

[5]
The Schedule 13G filed by Capital Returns Management, LLC (“CRM”), an investment adviser, on February 13, 2019 states that as of December 31, 2018, it has shared power to vote 698,534 Voting Shares and shared power to dispose of 698,534 Voting Shares. Such schedule also identifies Ronald D. Bobman, an individual and control person with shared power to vote 698,534 Voting Shares and shared power to dispose of 698,534 Voting Shares. CRM serves as the investment manager of Capital Returns Master, Ltd. (“Master”) and as a sub-adviser of MAP 41 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP”). CRM is wholly owned by Mr. Bobman. In such capacities, CRM and Mr. Bobman may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the 698,534 shares, which consists of 223,700 shares held for the account of Master and 474,834 shares held for the account of MAP.

[6]
The Schedule 13G/A filed by Wellington Management Group LLP, a parent holding company, on February 12, 2019 states that as of December 31, 2018, it has shared power to vote 704,347 Voting Shares and shared power to dispose of 704,347 Voting Shares. Such schedule also identifies Wellington Group Holdings LLP, a holding company with shared power to vote 704,347 Voting Shares and shared power to dispose of 704,347 Voting Shares; Wellington Investment Advisors Holdings LLP, a holding company with shared power to vote 704,347 Voting Shares and shared power to dispose of 704,347 Voting Shares; and Wellington Management Company LLP, an investment adviser with shared power to vote 687,174 Voting Shares and shared power to dispose of 687,174 Voting Shares as subsidiaries which acquired the security being reported on by the parent holding company. Such schedule also identifies Wellington Trust Company, NA as the only client of the investment advisers named in such schedule that has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities with respect to more than five percent of the Voting Shares. Wellington Trust Company, NA, a bank acting in its capacity as investment adviser, filed a separate Schedule 13G/A on February 12, 2019 stating that as of December 31, 2018, it has shared power to vote 637,776 Voting Shares and shared power to dispose of 637,776 Voting Shares.

[7]
Mr. Pratt holds 434,248 Voting Shares which are held either directly or through Atlas Investors LLC, of which Mr. Pratt is a Managing Member. In July 2016, Fund Management Group LLC (“FMG”) pledged 110,255 shares of the Company as security for a loan in the amount of $750,000 due July 2019. At the time the loan was made, such shares were worth 200% of the principal and interest that would be due at the time of the loan's maturity. FMG is required to post additional collateral should the value of its current collateral fall below 150% of the principal and interest that would be due at the time of the loan's maturity. Under certain circumstances, the holder of the pledged shares has the right to sell such shares in order to satisfy any amount outstanding under the loan. In May 2018, FMG pledged 25,000 shares of the Company as security for the $750,000 loan due July 2019. FMG has pledged a total of 135,255 shares of the Company. As of the date of this report, no additional collateral and no sale of pledged shares has occurred.

[8]	As of March 31, 2019, Scott Wollney had 180,724 Voting Shares, Paul Romano had 14,530 Voting Shares and Leslie DiMaggio had 14,488 Voting Shares pledged as security for personal loans.

[9]
As set forth in schedules filed subsequent to March 31, 2019, the applicable beneficial owner’s holding have since been reduced to zero. On June 14, 2019, American Financial Group, Inc. filed a Schedule 13G reflecting beneficial ownership exceeding 5%.

[10]	Mr. Swets retired from the Board of Directors on January 2, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
We have established procedures for reviewing transactions between us and our directors and executive officers, their immediate family members and entities with which they have a position or relationship. These procedures help us evaluate whether any such related party transaction could impair the independence of a director or present a conflict of interest on the part of a director or executive officer.
Directors are considered independent if they are not an executive officer or employee of the Company and have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. There are six directors on the Board, of which five are independent directors for purposes of Rule 5605(a)(2) of the Nasdaq Capital Market. Mr. Swets, who retired from the Board effective January 2, 2018 was also an independent director. Scott Wollney is not independent, as he is a member of our management. A majority of the Board is independent.
Our Audit Committee charter specifically requires the Audit Committee to review and approve all related party transactions that are required to be disclosed under Item 404 of Regulation S-K. In addition, our Code of Business Conduct and Ethics requires our directors, executive officers and all employees to provide full disclosure of the circumstances surrounding any potential conflict of interest and refrain from any related decision making process. Directors and officers must provide this full disclosure to our senior executives and our Audit Committee.
To capture all relevant information with respect to such transactions, we annually require each of our directors and executive officers to complete a Code of Business Conduct and Ethics as well as a Director and Officer Questionnaire that, among other things, elicits information about related party transactions. Our senior executives review the information disclosed in these documents, and review any unique circumstances potentially involving a related party transaction with our Chief Financial Officer, other members of management and the Audit Committee, as warranted. The Audit Committee, and possibly the full Board, would review any specific fact patterns as required.
As further described below, the Company has participated in certain investments with Kingsway, some of which also involve participation by Company directors Gordon Pratt and John T. Fitzgerald, and former director Larry Swets, Jr., (in 2018 Messrs. Swets and Fitzgerald were also directors and executive officers of Kingsway). We believe that it is beneficial for us to be able to leverage the collective expertise of Kingsway and our directors with respect to the sourcing of certain investments for inclusion in our investment portfolio, especially given the industry experience shared by the parties. The aggregate value of the investments described below make up less than 5.1% of the Company's investment portfolio as of December 31, 2018. Under the Company's current investment guidelines, other than fixed income (“OTFI”) investments (including any related party OTFI investments) may not exceed the lesser of a total of 15% of the Company's overall cash and invested assets or 50% of the Company's statutory surplus (“Allowable OTFI Allocation”), with no new single investment to represent more than 20% of the Company's Allowable OTFI Allocation assets at the time such investment is made. Should the OTFI exceed these thresholds, the Company would seek to liquidate these positions in an economically beneficial manner. The related party transactions described below are consistent with the Company's current investment guidelines and have been reviewed and approved by both the Investment Committee of the Company's Board of Directors as well as the Audit Committee pursuant to the Company's policy on related party transactions described above.
Real Estate Investments
The Company and Kingsway have participated in the following transactions involving the acquisition and management of revenue producing real estate:
As of December 31, 2018, the Company, Kingsway and a third party real estate manager have investments in four separate ventures, with each venture acquiring, improving and managing underutilized retail real estate. Total aggregate investment in these ventures by the three parties is approximately $8.3 million, with Atlas and Kingsway investing approximately $5.1 million and $2.4 million, respectively, in all four ventures. The outstanding third party debt as of March 31, 2019 totaled $7.5 million.
The Company and Kingsway have invested in a portfolio of net leased office properties managed by a third party. The Company and Kingsway have made aggregate investments of approximately $2.5 million and $6.1 million, respectively, in the properties.
Other Transactions
In addition to the real estate related transactions described above, the Company has also participated in the following transactions:
During 2017, the Company had $5.0 million outstanding related to debt investment in 1347 Investors, LLC (“SPAC Sponsor”) which was the sponsor of 1347 Capital Corp., a special purpose acquisition company which has since merged with and into Limbach Holdings, Inc., a NASDAQ listed company (“Limbach”). In December 2017, the Company received $2.6 million from SPAC Sponsor to settle a portion of this debt which left approximately $2.4 million of the debt investment outstanding as of December 31, 2017. The remaining outstanding $2.4 million balance was subsequently paid in full in January 2018 by SPAC Sponsor. Such debt investment bore interest at an annual rate of 13%. SPAC Sponsor, of which Mr. Swets is a manager, owns equity securities of Limbach having a market value of approximately $33.7 million as of April 13, 2018. Messrs. Swets and Pratt are members of the board of directors of Limbach, and Messrs. Swets, Fitzgerald, individually, and Mr. Pratt, directly and indirectly, own equity in Limbach and the SPAC Sponsor. The Company received interest payments on such debt of approximately $986,000 during 2017.
During 2018, the Company decreased its debt investment by $1.6 million in an entity in which Kingsway owns an approximate 45.6% ownership interest. The total outstanding debt owed to the Company was paid in Q1 2019 along with a liquidation of its equity interest in this entity. Kingsway’s debt investment was paid in full in Q1 2019. Mr. Swets, Mr. Fitzgerald and Paul Romano, the Chief Financial Officer of the Company, served on the board of managers of this entity, and Messrs. Pratt and Fitzgerald own direct and indirect investments in the entity. The debt investment bears interest at an annual rate of 14%, and the Company received interest payments on such debt of approximately $112,000 during 2018.

Item 14. Principal Accounting Fees and Services
Audit and Non-Audit Fees
The aggregate fees billed by the Company’s external auditors for the financial years ending December 31, 2018 and December 31, 2017, are set out in the table below.

(US$)	Year	Audit Fees[1]	Audit-Related Fees[2]	Tax Fees[3]	All Other Fees[4]
Auditor
Baker Tilly Virchow Krause, LLP	December 31, 2018	$632,719	Nil	Nil	Nil
RSM US LLP [5]	Q3-Q4 2018	$458,622	Nil	Nil	Nil
BDO USA, LLP	Q1-Q2 2018	$60,216	Nil	Nil	Nil
BDO USA, LLP	December 31, 2017	$796,502	Nil	Nil	Nil

[1]	Fees related to our annual audit, review of our quarterly reports on Form 10-Q and review of documents filed with the SEC.

[2]	Fees related to procedures associated with the adoption of the new accounting standards and acquisitions.

[3]	Fees related to tax compliance services and tax preparation services.

[4]	Fees for other incidental expenses.

[5]	Fees paid to RSM US LLP during the period they were engaged to complete the 2018 audit; however they were terminated prior to completing the audit.
Pre-Approval Policies and Procedures
The Audit Committee has adopted specific policies and procedures for the engagement of non-audit services as described in its charter which is available on the Company's website at www.atlas-fin.com in the “Corporate Governance” section under Investor Relations. The Audit Committee shall approve all audit engagements and pre-approve the provision by the external auditors of all non-audit services, including fees and terms for all audit engagements and non-audit engagements, and in such regard the Audit Committee may establish the types of non-audit services the external auditors shall be prohibited from providing and shall establish the types of audit, audit related and non-audit services for which the Audit Committee will retain the external auditors. The Audit Committee may delegate to one or more of its members the authority to pre-approve non-audit services, provided that any such delegated pre-approval shall be exercised in accordance with the types of particular non-audit services authorized by the Audit Committee to be provided by the external auditor and the exercise of such delegated pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approval. The Audit Committee has reviewed and approved the incurrence of all of the fees described above for 2018 and 2017.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Part II, Item 8.

•	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

•	Consolidated Statements of Financial Position

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

•	Report of Independent Registered Public Accounting Firm
(a) (2) The following additional financial statement schedules and independent auditors’ report are furnished herewith pursuant to the requirements of Form 10-K:

•	Schedules required to be filed under the provisions of Regulation S-X Article 7:

–	Schedule II - Condensed Financial Information of Registrant

–	Schedule IV - Reinsurance

–	Schedule V - Valuation and qualifying accounts

–	Schedule VI - Supplemental information concerning property - casualty insurance operations

•
All other schedules pursuant to Article 7 of Regulation S-X are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or in the notes thereto.

(a) (3) The following is a list of the exhibits filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

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

4.8	Form of Note representing $25,000,000 aggregate principal amount of 6.625% Senior Unsecured Notes due 2022 (incorporated by reference from our current report on Form 8-K filed April 26, 2017)
4.9	Description of the Company’s Ordinary Shares
4.10	Description of the Company’s 6.625% Notes due 2022
10.1(1)	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011 *
10.2(1)	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012 *
10.3(1)	Employee Share Purchase Plan Agreement, as adopted June 1, 2011 *

10.4(1)	Defined Contribution Plan Document dated August 11, 2011 *
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

10.25	Director Equity Awards Agreement dated December 31, 2018*
14	Code of Business Conduct and Ethics (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference from our current report on Form 8-K filed June 18, 2018)
16.2	Letter Regarding Change in Certifying Accountant (incorporated by reference from our current report on Form 8-K filed October 31, 2019
21	List of Subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of BDO USA, LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.

[2]	Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012.
* Management contracts and compensatory plans or agreements.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC. (Registrant)
/s/ Paul A. Romano
By: Paul A. Romano Vice President and Chief Financial Officer (Principal Accounting Officer)
February 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Wollney	President, Chief Executive Officer and Director	February 12, 2020
Scott D. Wollney
/s/ Paul A. Romano	Vice President and Chief Financial Officer (Principal Accounting Officer)	February 12, 2020
Paul A. Romano
/s/ Gordon G. Pratt	Director, Chairman of the Board	February 12, 2020
Gordon G. Pratt
/s/ John T. Fitzgerald	Director	February 12, 2020
John T. Fitzgerald
/s/ Ronald E. Konezny	Director	February 12, 2020
Ronald E. Konezny
/s/ Jordan M. Kupinsky	Director	February 12, 2020
Jordan M. Kupinsky
/s/ Walter F. Walker	Director	February 12, 2020
Walter F. Walker

Schedule II – Condensed Financial Information of Registrant
Statements of (Loss) Income and Comprehensive (Loss) Income

($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Net investment expense	$(21)	$(4)	$—
Other underwriting (expense) income	(2,926)	(1,436)	4,550
Interest expense	(1,871)	(1,266)	—
(Loss) income from operations before income taxes	(4,818)	(2,706)	4,550
Income tax expense (benefit)	4,141	(115)	(559)
(Loss) income before equity in net income of subsidiaries	$(8,959)	$(2,591)	$5,109
Equity in net loss of subsidiaries	(71,053)	(36,219)	(2,463)
Net (loss) income	$(80,012)	$(38,810)	$2,646

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(3,078)	437	855
Reclassification to net income (loss)	284	(49)	394
Effect of income taxes	—	(136)	(437)
Other comprehensive (loss) income	(2,794)	252	812
Total comprehensive (loss) income	$(82,806)	$(38,558)	$3,458

Statements of Financial Position

($ in ‘000s, except share and per share data)	December 31,
	2018	2017
Assets
Cash and cash equivalents	$371	$4,233
Deferred tax asset, net	—	4,116
Investment in subsidiaries	36,049	109,897
Total Assets	$36,420	$118,246

Liabilities
Notes payable, net	$24,255	$24,031
Other liabilities and accrued expenses	6,466	3,570
Total Liabilities	$30,721	$27,601

Shareholders’ Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2018 - 12,192,475 and December 31, 2017 12,164,041; shares outstanding: December 31, 2018 - 11,936,970 and December 31, 2017 - 12,164,041	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2018 and December 31, 2017 - 0	—	—
Additional paid in capital	202,298	201,105
Treasury stock, at cost: December 31, 2018 - 255,505 and December 31, 2017 - 0 shares of ordinary voting common shares	(3,000)	—
Retained deficit	(190,503)	(110,535)
Accumulated other comprehensive (loss) income, net of tax	(3,132)	39
Total Shareholders’ Equity	$5,699	$90,645
Total Liabilities and Shareholders’ Equity	$36,420	$118,246

See accompanying Notes to Condensed Financial Information of Registrant.

Schedule II (Continued) – Condensed Financial Information of Registrant
Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Operating activities:
Net (loss) income	$(80,012)	$(38,810)	$2,646
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Equity in net loss of subsidiaries	71,053	36,219	2,463
Share-based compensation expense	1,201	1,176	1,612
Deferred income taxes	4,116	(712)	(417)
Amortization of financing costs	224	152	—
Expenses recovered pursuant to stock purchase agreements	—	—	(6,623)
Net changes in operating assets and liabilities:
Other assets	—	—	479
Other liabilities and accrued expenses	2,897	673	2,897
Net cash flows (used in) provided by operating activities	(521)	(1,302)	3,057

Investing activities:
Capital contributions made to subsidiaries	—	(19,300)	—
Net cash flows used in investing activities	—	(19,300)	—

Financing activities:
Preferred share buyback	—	—	(2,539)
Capital contribution	(8)	30	—
Repurchase of common shares	(3,000)	—	—
Proceeds from notes payable, net of issuance costs	—	23,879	—
Preferred dividends paid	(333)	—	(409)
Options exercised	—	655	—
Net cash flows (used in) provided by financing activities	(3,341)	24,564	(2,948)

Net change in cash and cash equivalents	(3,862)	3,962	109
Cash and cash equivalents, beginning of year	4,233	271	162
Cash and cash equivalents, end of year	$371	$4,233	$271

Supplemental disclosure of cash paid (recovered) for:
Interest	$1,656	$828	$—
Income taxes	(1,806)	(192)	(3,464)

Supplemental disclosure of noncash investing and financing activities:
Redemption of preferred shares related to Gateway stock purchase agreement	$—	$—	$(2,297)
Cancellation of preferred shares related to Anchor stock purchase agreement	—	—	(4,000)
See accompanying Notes to Condensed Financial Information of Registrant.

Schedule II (Continued) – Condensed Financial Information of Registrant
Notes to Condensed Financial Information
The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in ‘Part II, Item 8.’
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses, as described in ‘Part II, Item 8, Note 18, Notes Payable.’ Atlas has no other long-term debt obligations.
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

($ in ‘000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
Premiums Earned
December 31, 2018	$257,646	$(62,400)	$22,972	$218,218	10.5%

December 31, 2017	$251,293	$(45,318)	$9,796	$215,771	4.5%

December 31, 2016	$217,053	$(49,069)	$3,074	$171,058	1.8%
Schedule V – Valuation and Qualifying Accounts

($ in ‘000s)	Balance at Beginning of Period	Charged to Expenses	Other Additions	Deductions	Balance at End of Period
December 31, 2018
Allowance for uncollectible receivables	$3,418	$2,344	$—	$(647)	$5,115
Valuation allowance for deferred tax assets	—	28,830	—	—	28,830

December 31, 2017
Allowance for uncollectible receivables	$2,366	$2,365	$—	$(1,313)	$3,418
Valuation allowance for deferred tax assets	—	—	—	—	—

December 31, 2016
Allowance for uncollectible receivables	$846	$2,397	$12	$(889)	$2,366
Valuation allowance for deferred tax assets	—	—	—	—	—
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

($ in ‘000s)	Year ended December 31,
	2018	2017	2016
Deferred policy acquisition costs	$7,309	$14,797	$13,222
Claims liabilities	273,496	211,648	139,004
Unearned premium reserves	134,040	128,043	113,171
Net premiums earned	218,218	215,771	171,058
Net investment income	2,647	4,897	4,824
Claims and claims adjustment expenses incurred
Current year	137,916	128,476	102,133
Prior year	82,746	75,397	32,613
Amortization of deferred policy acquisition costs	26,115	27,885	18,803
Paid claims and claims adjustment expenses	174,183	150,622	128,831
Gross premiums written	286,614	275,961	225,095