Form 10-K/A
period 2018-12-31
Atlas Financial Holdings, Inc.
filed 2020-03-05
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

Explanatory Note for this Amendment No. 1:

This Amendment No. 1 to Form 10-K is being filed solely for the purpose of correcting the date of the Report of Independent Registered Public Accounting Firm of BDO USA, LLP on page 67 and updating certain exhibits. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

4.8	Form of Note representing $25,000,000 aggregate principal amount of 6.625% Senior Unsecured Notes due 2022 (incorporated by reference from our current report on Form 8-K filed April 26, 2017)
4.9 (3)	Description of the Company’s Ordinary Shares
4.10 (3)	Description of the Company’s 6.625% Notes due 2022
10.1(1)	Atlas Financial Holdings, Inc. Stock Option Plan dated January 6, 2011 *
10.2(1)	Form of Atlas Employment Agreement for Executive Management, updated January 1, 2012 *
10.3(1)	Employee Share Purchase Plan Agreement, as adopted June 1, 2011 *

10.4(1)	Defined Contribution Plan Document dated August 11, 2011 *
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

10.25	Director Equity Awards Agreement dated December 31, 2018*
14	Code of Business Conduct and Ethics (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference from our current report on Form 8-K filed June 18, 2018)
16.2	Letter Regarding Change in Certifying Accountant (incorporated by reference from our current report on Form 8-K filed October 31, 2019
21 (3)	List of Subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of BDO USA, LLP
Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.

[2]	Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012.

[3]	Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 12, 2020.
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
March 5, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Wollney	President, Chief Executive Officer and Director	March 5, 2020
Scott D. Wollney
/s/ Paul A. Romano	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 5, 2020
Paul A. Romano
/s/ Gordon G. Pratt	Director, Chairman of the Board	March 5, 2020
Gordon G. Pratt
/s/ John T. Fitzgerald	Director	March 5, 2020
John T. Fitzgerald
/s/ Ronald E. Konezny	Director	March 5, 2020
Ronald E. Konezny
/s/ Jordan M. Kupinsky	Director	March 5, 2020
Jordan M. Kupinsky
/s/ Walter F. Walker	Director	March 5, 2020
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