Form 10-Q
period 2019-03-31
Atlas Financial Holdings, Inc.
filed 2020-03-11
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2019	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.003 par value per share	AFH	Nasdaq Capital Market
6.625% Senior Unsecured Notes due 2022	AFHBL	OTC Markets - Pink Sheets
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
Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 11,942,812 shares of the Registrant’s common stock outstanding as of September 30, 2019, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,318,653 shares as of September 30, 2019 were held by non-affiliates of the Registrant.
For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Quarterly Report on Form 10-Q for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal quarter ended March 31, 2019. As previously disclosed, the Company has been unable to previously file this quarterly report due to delays in the 2018 year end audit process. Unless otherwise noted, disclosures in this quarterly report, including disclosures regarding the Company’s financial and operating condition, are as of March 31, 2019. An overview of certain developments that occurred since March 31, 2019 is included in ‘Item 1, 2019 Developments’ and “Risk Factors - Risks Related to 2019 Developments” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We expect to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as soon as practicable.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2019

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	March 31, 2019	December 31, 2018
Assets	(unaudited)
Investments
Fixed income securities, available for sale, at fair value (amortized cost $122,436 and $133,213)	$121,547	$129,991
Equity securities, at fair value (cost $4,763 and $5,650)	5,109	5,929
Short-term investments, at cost	3,924	4,745
Other investments	22,177	25,043
Total investments	152,757	165,708
Cash and cash equivalents	48,354	34,902
Accrued investment income	717	749
Premiums receivable (net of allowance of $5,022 and $5,115)	103,287	88,596
Reinsurance recoverables on amounts paid	16,978	12,388
Reinsurance recoverables on amounts unpaid	66,420	68,771
Prepaid reinsurance premiums	43,652	36,898
Deferred policy acquisition costs	7,661	7,309
Intangible assets, net	3,657	3,755
Property and equipment, net	31,663	31,363
Other assets	9,541	19,899
Total assets	$484,687	$470,338
Liabilities
Claims liabilities	$264,489	$273,496
Unearned premium reserves	148,275	134,040
Due to reinsurers	21,114	15,849
Notes payable, net	24,311	24,255
Other liabilities and accrued expenses	18,996	16,999
Total liabilities	$477,185	$464,639
Commitments and contingencies (see Note 8)
Shareholders' Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: March 31, 2019 - 12,198,319 and December 31, 2018 - 12,192,475; shares outstanding: March 31, 2019 - 11,942,812 and December 31, 2018 - 11,936,970	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2019 and December 31, 2018 - 0	—	—
Additional paid-in capital	202,608	202,298
Treasury stock, at cost: March 31, 2019 - 255,505 and December 31, 2018 - 255,505 shares of ordinary voting common shares	(3,000)	(3,000)
Retained deficit	(191,342)	(190,503)
Accumulated other comprehensive loss, net of tax	(800)	(3,132)
Total shareholders' equity	$7,502	$5,699
Total liabilities and shareholders' equity	$484,687	$470,338

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of (Loss) Income
and Comprehensive Income

Condensed Consolidated Statements of (Loss) Income
($ in ‘000s, except for share and per share data)	Three months ended March 31,
	2019	2018
	(unaudited)
Net premiums earned	$47,843	$55,892
Net investment income	1,153	964
Income (loss) from change in fair value of equity securities	68	(128)
Net realized gains	80	293
Other income	460	164
Total revenue	49,604	57,185
Net claims incurred	36,390	35,046
Acquisition costs	3,062	5,976
Other underwriting expenses	10,423	9,319
Amortization of intangible assets	98	97
Interest expense	470	455
Expenses recovered pursuant to stock purchase agreements	—	(520)
Total expenses	50,443	50,373
(Loss) income from operations before income taxes	(839)	6,812
Income tax expense	—	1,283
Net (loss) income attributable to common shareholders	$(839)	$5,529

Basic weighted average common shares outstanding	11,958,774	12,140,587
Earnings per common share basic	$(0.07)	$0.46
Diluted weighted average common shares outstanding	11,968,657	12,198,061
Earnings per common share diluted	$(0.07)	$0.45

Condensed Consolidated Statements of Comprehensive Income
Net (loss) income	$(839)	$5,529

Other comprehensive income (loss:)
Changes in net unrealized investment gains (losses)	2,013	(2,768)
Reclassification to net income	319	158
Effect of income taxes	—	549
Other comprehensive income (loss)	2,332	(2,061)
Total comprehensive income	$1,493	$3,468

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Share-holders’ Equity
Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net income	—	—	—	—	5,529	—	5,529
Purchase of treasury stock	—	—	—	(3,000)	—	—	(3,000)
Other comprehensive loss	—	—	—	—	—	(2,061)	(2,061)
Share-based compensation	—	—	285	—	—	—	285
Other	—	—	(8)		—	—	(8)
Balance March 31, 2018 (unaudited)	$36	$—	$201,382	$(3,000)	$(104,629)	$(2,399)	$91,390

Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Net loss	—	—	—	—	(839)	—	(839)
Other comprehensive income	—	—	—	—	—	2,332	2,332
Share-based compensation	—	—	310	—	—	—	310
Balance March 31, 2019 (unaudited)	$36	$—	$202,608	$(3,000)	$(191,342)	$(800)	$7,502
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Three months ended March 31,
	2019	2018
Operating activities:	(unaudited)
Net (loss) income	$(839)	$5,529
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	996	678
Share-based compensation expense	310	285
Amortization of intangible assets	98	97
Deferred income taxes	—	1,432
Gain (loss) from change in fair value of equity securities	(68)	128
Net realized gains	(80)	(293)
Gain in equity of investees	(576)	(64)
Amortization of bond premiums and discounts	111	192
Amortization of financing costs	56	56
Net changes in operating assets and liabilities:
Accrued investment income	31	(114)
Premiums receivable, net	(14,691)	(21,748)
Due from reinsurers and prepaid reinsurance premiums	(8,992)	(2,747)
Deferred policy acquisition costs	(352)	(4,956)
Other assets	10,358	2,035
Claims liabilities	(9,007)	(6,906)
Unearned premium reserves	14,235	28,410
Due to reinsurers	5,265	1,725
Other liabilities and accrued expenses	1,996	922
Net cash flows (used in) provided by operating activities	(1,149)	4,661
Investing activities:
Purchases of:
Fixed income securities	(5,606)	(21,452)
Equity securities	—	(500)
Other investments	(400)	(953)
Property, equipment and other	(1,296)	(3,239)
Proceeds from sale and maturity of:
Fixed income securities	16,152	27,330
Equity securities	861	1,849
Other investments	4,069	2,385
Short-term investments	821	—
Net cash flows provided by investing activities	14,601	5,420
Financing activities:
Purchase of treasury stock	—	(3,000)
Other	—	(8)
Net cash flows provided by (used in) financing activities	—	(3,008)
Increase in cash position	13,452	7,073
Cash position, beginning of period	34,902	45,615
Cash position, end of period	$48,354	$52,688

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(14,349)	$(1,746)
Interest	414	414
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
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
Atlas’ ordinary voting common shares are listed on the NASDAQ under the symbol “AFH”.
Basis of Presentation
These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Atlas and the entities it controls. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2018, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.
Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represent the most significant estimates in the accompanying condensed consolidated financial statements, and differences between such estimates and actual results could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability, deferred tax asset valuation and business combinations.

Seasonality
The P&C insurance business is seasonal in nature. While Atlas’ net premiums earned are generally stable from quarter to quarter, Atlas’ gross premiums written follow the common renewal dates for the “light” commercial risks that represent its core lines of business. For example, January 1 and March 1 are common taxi cab renewal dates in Illinois and New York, respectively. Our New York “excess taxi program” has an annual renewal date in the third quarter. Net underwriting results are driven mainly by the timing and nature of claims, which can vary widely.
Operating Segments
The Company operates in one business segment, the P&C insurance business.
2. New Accounting Standards
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the three months ended March 31, 2019, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2018, that are of significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2019 have been adopted by the Company.
Recently Adopted
Leases
In March 2019, December 2018, July 2018 and February 2016, the FASB issued ASU 2019-01 Leases (Topic 842) Codification Improvements, ASU 2018-20 Leases (Topis 842) Narrow-Scope Improvements for Lessors, ASU 2018-11 Leases (Topic 842): Targeted Improvements and ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2016-02, Leases (Topic 842), respectively. The provisions of these updates impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The updates require either the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented, or the transition method, which requires entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the updates on January 1, 2019 using the transition method with no change to comparative periods. See ‘Part I, Item 1, Note 16, Leases, for further discussion of the future lease commitments. The adoption of these updates resulted in the recognition of both a right-of-use asset and lease liability in the amounts of approximately $2.6 million and $3.2 million, respectively. There was no impact to any of Atlas’ current financial covenants as a result of the increase to reported liabilities.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium that have explicit, noncontingent call features and are callable at a fixed price and preset date. For public entities, this guidance is effective for years beginning after December 15, 2018, including interim periods within those years. The Company adopted the update on January 1, 2019 with no impact on the Company’s consolidated financial statements because Atlas’ callable debt securities, that are held at a premium, are amortized to the earliest call date, which is consistent with current accounting treatment.

3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2019
Trade name and trademark	15 years	$1,800	$490	$1,310
Customer relationship	10 years	2,700	1,093	1,607
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,583	$3,657

As of December 31, 2018
Trade name and trademark	15 years	$1,800	$459	$1,341
Customer relationship	10 years	2,700	1,026	1,674
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,485	$3,755

4. Earnings per Share

Computations of Basic and Diluted Earnings per Common Share
($ in ‘000s, except share and per share amounts)	Three months ended March 31,
	2019	2018
Basic
(Loss) income from operations before income taxes	$(839)	$6,812
Income tax expense	—	1,283
Net (loss) income attributable to common shareholders	$(839)	$5,529
Basic weighted average common shares outstanding	11,958,774	12,140,587
Earnings per common share basic	$(0.07)	$0.46

Diluted
Basic weighted average common shares outstanding	11,958,774	12,140,587
Dilutive potential ordinary shares:
Dilutive stock options outstanding	9,883	57,474
Diluted weighted average common shares outstanding	11,968,657	12,198,061
Earnings per common share diluted	$(0.07)	$0.45
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
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. For the three months ended March 31, 2019 and 2018, all exercisable stock options were deemed to be dilutive.

5. Investments

Cost or Amortized Cost, Gross Unrealized Gains and Losses, and Fair Value of Investments
($ in ‘000s)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2019
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,928	$54	$(212)	$20,770
States, municipalities and political subdivisions	7,254	73	(28)	7,299
Corporate
Banking/financial services	10,333	36	(55)	10,314
Consumer goods	8,463	51	(84)	8,430
Capital goods	3,709	41	(68)	3,682
Energy	5,098	9	(105)	5,002
Telecommunications/utilities	7,410	20	(105)	7,325
Health care	832	—	(50)	782
Total corporate	35,845	157	(467)	35,535
Mortgage-backed
Agency	24,100	23	(331)	23,792
Commercial	19,200	100	(277)	19,023
Total mortgage-backed	43,300	123	(608)	42,815
Other asset-backed	15,109	34	(15)	15,128
Total fixed income securities	$122,436	$441	$(1,330)	$121,547

December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,522	$30	$(356)	$20,196
States, municipalities and political subdivisions	8,970	19	(146)	8,843
Corporate
Banking/financial services	13,482	9	(367)	13,124
Consumer goods	10,108	1	(319)	9,790
Capital goods	3,711	36	(200)	3,547
Energy	7,191	—	(379)	6,812
Telecommunications/utilities	8,647	1	(325)	8,323
Health care	832	—	(77)	755
Total corporate	43,971	47	(1,667)	42,351
Mortgage-backed
Agency	25,778	6	(656)	25,128
Commercial	20,091	105	(574)	19,622
Total mortgage-backed	45,869	111	(1,230)	44,750
Other asset-backed	13,881	13	(43)	13,851
Total fixed income securities	$133,213	$220	$(3,442)	$129,991

Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity
($ in ‘000s)	Amortized Cost	Fair Value
As of March 31, 2019
One year or less	$6,874	$6,856
One to five years	27,179	26,882
Five to ten years	26,244	26,186
More than ten years	3,730	3,680
Total contractual maturity	64,027	63,604
Total mortgage and asset backed	58,409	57,943
Total	$122,436	$121,547

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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the condensed consolidated statements of (loss) income. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the condensed consolidated statements of (loss) income to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive income, net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts’ reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a realized loss in earnings.

There were no other-than-temporary impairments recorded for the three months ended March 31, 2019 and 2018 as a result of the OTTI analysis performed by management.

Aging of Unrealized Losses in Fixed Income Securities
($ in ‘000s)	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$—	$—	$14,911	$(212)	$14,911	$(212)
States, municipalities and political subdivisions	202	(1)	3,062	(27)	3,264	(28)
Corporate
Banking/financial services	959	(5)	5,460	(50)	6,419	(55)
Consumer goods	1,324	(14)	4,224	(70)	5,548	(84)
Capital goods	713	(16)	1,905	(52)	2,618	(68)
Energy	60	—	4,438	(105)	4,498	(105)
Telecommunications/utilities	811	(4)	5,167	(101)	5,978	(105)
Health care	—	—	652	(50)	652	(50)
Total corporate	3,867	(39)	21,846	(428)	25,713	(467)
Mortgage-backed
Agency	4,206	(20)	14,731	(311)	18,937	(331)
Commercial	3,323	(11)	10,151	(266)	13,474	(277)
Total mortgage-backed	7,529	(31)	24,882	(577)	32,411	(608)
Other asset-backed	2,089	(3)	1,797	(12)	3,886	(15)
Total fixed income securities	$13,687	$(74)	$66,498	$(1,256)	$80,185	$(1,330)

December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$507	$—	$15,857	$(356)	$16,364	$(356)
States, municipalities and political subdivisions	1,687	(27)	4,875	(119)	6,562	(146)
Corporate
Banking/financial services	8,376	(235)	3,861	(132)	12,237	(367)
Consumer goods	5,442	(176)	4,132	(143)	9,574	(319)
Capital goods	1,727	(135)	1,430	(65)	3,157	(200)
Energy	4,516	(295)	2,296	(84)	6,812	(379)
Telecommunications/utilities	3,806	(99)	4,259	(226)	8,065	(325)
Health care	127	(2)	628	(75)	755	(77)
Total corporate	23,994	(942)	16,606	(725)	40,600	(1,667)
Mortgage-backed
Agency	5,035	(72)	19,210	(584)	24,245	(656)
Commercial	5,256	(149)	11,062	(425)	16,318	(574)
Total mortgage-backed	10,291	(221)	30,272	(1,009)	40,563	(1,230)
Other asset-backed	9,568	(22)	1,748	(21)	11,316	(43)
Total fixed income securities	$46,047	$(1,212)	$69,358	$(2,230)	$115,405	$(3,442)

As of March 31, 2019, we held 272 individual fixed income securities that were in an unrealized loss position, of which 230 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2018, we held 391 individual fixed income and equity securities that were in an unrealized loss position, of which 246 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three months ended March 31, 2019 or for the year ended December 31, 2018. The Company expects to monitor liquidity needs and assess the sale of fixed income assets, if required, on a regular basis.

Components of Net Investment Income
($ in ‘000s)	Three months ended March 31,
	2019	2018
Total investment income:
Interest income	$926	$1,064
Income from other investments	610	183
Investment expenses	(383)	(283)
Net investment income	$1,153	$964

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Three months ended March 31,
	2019	2018
Fixed income securities:
Proceeds from sales and calls	$12,675	$20,955
Gross realized investment gains	20	168
Gross realized investment losses	(141)	(221)
Equities:
Proceeds from sales	$861	$1,849
Gross realized investment gains	69	346
Gross realized investment losses	(95)	—
Other investments:
Proceeds from sales	$2,122	$—
Gross realized investment gains	227	—
Gross realized investment losses	—	—
Total:
Proceeds from sales and calls	$15,658	$22,804
Gross realized investment gains	316	514
Gross realized investment losses	(236)	(221)

Components of Net Realized Gains (Losses)
($ in ‘000s)	Three months ended March 31,
	2019	2018
Fixed income securities	$(121)	$(53)
Equities	(26)	346
Other investments	227	—
Net realized gains	$80	$293

Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $22.1 million and $24.0 million as of March 31, 2019 and December 31, 2018, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $94,000 and $1.0 million as of March 31, 2019 and December 31, 2018, respectively.

Equity Method Investments by Type
($ in ‘000s)	Unfunded Commitments	Carrying Value
	March 31, 2019	March 31, 2019	December 31, 2018
Real estate	$2,887	$10,721	$11,085
Insurance linked securities	—	4,395	6,694
Activist hedge funds	—	4,206	3,911
Venture capital	2,670	2,436	2,015
Other joint venture	—	325	325
Total equity method investments	$5,557	$22,083	$24,030

Due to the timing of financial information of the Company’s equity method investments, certain investments are recorded on a financial reporting lag of one to three months.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of March 31, 2019 and December 31, 2018, the Company had no valuation allowances established for impaired equity method limited partnerships and loans.
Short-Term Investments
Atlas’ short-term investments are comprised of fixed income securities. As of March 31, 2019 and December 31, 2018, short-term investments totaled $3.9 million and $4.7 million, respectively.
Collateral Pledged
As of March 31, 2019 and December 31, 2018, bonds, cash and cash equivalents with a fair value of $15.2 million and $14.9 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of March 31, 2019 and December 31, 2018, the amounts of such pledged securities were $41.0 million and $31.3 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Atlas’ assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of the asset or liability within the fair value hierarchy levels.
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

Investments at Fair Value
($ in ‘000s)	Level 1	Level 2	Level 3	Total
As of March 31, 2019
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,770	$—	$—	$20,770
States, municipalities and political subdivisions	—	7,299	—	7,299
Corporate
Banking/financial services	—	10,314	—	10,314
Consumer goods	—	8,430	—	8,430
Capital goods	—	3,682	—	3,682
Energy	—	5,002	—	5,002
Telecommunications/utilities	—	7,325	—	7,325
Health care	—	782	—	782
Total corporate	—	35,535	—	35,535
Mortgage-backed
Agency	—	23,792	—	23,792
Commercial	—	19,023	—	19,023
Total mortgage-backed	—	42,815	—	42,815
Other asset-backed	—	15,128	—	15,128
Total fixed income securities	$20,770	$100,777	$—	$121,547
Equities	5,109	—	—	5,109
Total	$25,879	$100,777	$—	$126,656

As of December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,196	$—	$—	$20,196
States, municipalities and political subdivisions	—	8,843	—	8,843
Corporate
Banking/financial services	—	13,124	—	13,124
Consumer goods	—	9,790	—	9,790
Capital goods	—	3,547	—	3,547
Energy	—	6,812	—	6,812
Telecommunications/utilities	—	8,323	—	8,323
Health care	—	755	—	755
Total corporate	—	42,351	—	42,351
Mortgage-backed
Agency	—	25,128	—	25,128
Commercial	—	19,622	—	19,622
Total mortgage-backed	—	44,750	—	44,750
Other asset-backed	—	13,851	—	13,851
Total fixed income securities	$20,196	$109,795	$—	$129,991
Equities	5,929	—	—	5,929
Total	$26,125	$109,795	$—	$135,920

Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of March 31, 2019. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.

The Company had no fair value investments classified as Level 3 as of March 31, 2019 or December 31, 2018. There were no transfers in or out of Level 2 or Level 3 during the three months ended March 31, 2019 and 2018.
7. Income Taxes
Atlas’ effective tax rate was 0.0% for the three months ended March 31, 2019 and 18.8% for the three months ended March 31, 2018.

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate
($ in ‘000s)	Three months ended March 31,
	2019		2018
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(176)	21.0%	$1,430	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	129	(15.4)	—	—
Nondeductible expenses	18	(2.2)	9	0.1
Tax-exempt income	(2)	0.3	(3)	(0.1)
State tax (net of federal benefit)	—	—	(2)	—
Stock compensation	31	(3.7)	(42)	(0.6)
Nondeductible acquisition accounting adjustment	—	—	(109)	(1.6)
Provision for income taxes for continuing operations	$—	—%	$1,283	18.8%

Components of Income Tax Expense (Benefit)
($ in ‘000s)	Three months ended March 31,
	2019	2018
Current tax benefit	$—	$(149)
Deferred tax (benefit) expense	(129)	1,432
Change in deferred tax valuation allowance	129	—
Total	$—	$1,283

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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards (“NOLs”) of approximately $25.5 million as of March 31, 2019.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	March 31, 2019	December 31, 2018
Gross deferred tax assets:
Losses carried forward	$25,509	$25,326
Claims liabilities and unearned premium reserves	6,205	5,949
Bad debts	936	1,009
Stock compensation	755	760
Other	183	418
Valuation allowance	(29,056)	(29,416)
Total gross deferred tax assets	4,532	4,046

Gross deferred tax liabilities:
Deferred policy acquisition costs	1,609	1,535
Investments	803	189
Fixed assets	1,324	1,371
Intangible assets	613	633
Other	183	318
Total gross deferred tax liabilities	4,532	4,046
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of March 31, 2019 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	27,313
2018	2038	47,653
2018	Indefinite	4,106
2019	2039	499
2019	Indefinite	371
Total		$121,472

NOLs and other carryforwards generated in 2018 and 2019 are not limited by IRC Section 382.
Deferred tax assets are recognized to the extent that is is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years, Atlas has recorded a valuation allowance of $29.1 million and $29.4 million for its gross future deferred tax assets as of March 31, 2019 and December 31, 2018, respectively.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three months ended March 31, 2019 and 2018. Tax year 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
8. Commitments and Contingencies
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of March 31, 2019, the unfunded commitments are $5.6 million.
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019 and see also “Part II, Item 1, Legal Proceedings”.
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

9. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	March 31, 2019	December 31, 2018
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,006	9,006
Leasehold improvements	193	190
Internal use software	18,836	17,575
Computer equipment	1,853	1,821
Furniture and other office equipment	2,897	2,897
Total	$42,050	$40,754
Accumulated depreciation	(10,387)	(9,391)
Total property and equipment, net	$31,663	$31,363

[1]	Excluding assets held for sale.
Depreciation expense and amortization was $996,000 and $678,000 for the three months ended March 31, 2019 and 2018, respectively. For the year ended December 31, 2018, depreciation expense and amortization was $2.9 million.
For the three months ended March 31, 2019, the Company capitalized $1.3 million costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. For the three months ended March 31, 2019 and 2018, there was $428,000 and $151,000, respectively, of amortization expense recorded for projects in the post-implementation/operation stage.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $111,000 and $163,000 for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense related to the building and its improvements was $283,000 and $261,000 for the three months ended March 31, 2019 and 2018, respectively.
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

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Three months ended March 31,
	2019	2018
Direct premiums written	$73,270	$85,710
Assumed premiums written	12,128	9,879
Ceded premiums written	(30,074)	(13,403)
Net premiums written	$55,324	$82,186

Direct premiums earned	$62,952	$63,124
Assumed premiums earned	8,211	4,056
Ceded premiums earned	(23,320)	(11,288)
Net premiums earned	$47,843	$55,892

Ceded claims and claims adjustment expenses	$10,325	$8,245
Ceding commissions	7,355	4,463
During 2019, the Company received notice from General Reinsurance Corporation that effective July 31, 2019, the XOL reinsurance coverage for American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Reinsurance America Corporation was terminated on a run-off basis. During 2020, the Company received notice from General Reinsurance Corporation that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.

11. Claims Liabilities

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Three months ended March 31,
	2019	2018
Unpaid claims and claims adjustment expenses, beginning of period	$273,496	$211,648
Less: reinsurance recoverable	68,771	53,402
Net unpaid claims and claims adjustment expenses, beginning of period	204,725	158,246

Incurred related to:
Current year	35,296	33,900
Prior years	1,094	1,146
	36,390	35,046

Paid related to:
Current year	5,434	7,301
Prior years	37,612	33,565
	43,046	40,866

Net unpaid claims and claims adjustment expenses, end of period	198,069	152,426
Add: reinsurance recoverable	66,420	52,316
Unpaid claims and claims adjustment expenses, end of period	$264,489	$204,742

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
The incurred related to prior years for the three months ended March 31, 2019 and 2018 primarily resulted from unfavorable development on voluntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
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

Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Three months ended March 31,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	27,195	C$6.00	54,390	C$6.00
Granted	—	—	—	—
Exercised	—	—	(27,195)	C$6.00
Outstanding, end of period	27,195	C$6.00	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01

There are 27,195 stock options that are exercisable as of March 31, 2019. The stock option grants outstanding have a weighted average remaining life of 5.23 years and have an intrinsic value of $0 as of March 31, 2019.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see Note 13, ‘Other Employee Benefit Plans’) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the 6 month period that began on June 18, 2013 and ended on December 31, 2013, or for new directors within 6 months of their initial appointment date (the “Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (“Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common stock at close of market on June 17, 2013 (“Closing Price”), which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The matching grant award was discontinued during 2018 with no additional grants under the program since those discussed above.
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
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three months ended March 31, 2019 and 2018, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets.

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
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Three months ended March 31,
	2019		2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	207,156	$16.50	234,080	$16.15
Granted	—	—	—	—
Vested	(28,066)	11.79	(44,448)	12.20
Canceled	(7,408)	12.20	—	—
Non-vested, end of period	171,682	$17.46	189,632	$17.08

On February 21, 2019, an independent director of the Company notified Company management that they wished to cancel shares related to a February 2014 grant.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $310,000 and $285,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $457,000 of unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares. The expense will be amortized over a weighted average period of 1.1 years.
13. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $176,000 and $147,000 for the three months ended March 31, 2019 and 2018, respectively.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $65,000 and $65,000 for the three months ended March 31, 2019 and 2018, respectively. Share purchases pursuant to this plan are made in the open market.

14. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		March 31, 2019			December 31, 2018
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,198,319	11,942,812	$36	12,192,475	11,936,970	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,198,319	11,942,812	$36	12,192,475	11,936,970	$36

There were 11,682 and 24,932 non-vested RSUs as of March 31, 2019 and December 31, 2018, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the three months ended March 31, 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs. During the year ended December 31, 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs in addition to 27,195 ordinary voting common shares and immediately canceled 6,169 shares as a result of a cashless exercise of options. There were no options exercised during three months ended March 31, 2019.
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
Mezzanine Equity
There were no preferred shares outstanding as of March 31, 2019 and December 31, 2018.
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
15. Deferred Policy Acquisition Costs

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Three months ended March 31,
	2019	2018
Balance, beginning of period	$7,309	$14,797
Acquisition costs deferred	3,414	10,932
Amortization charged to income	(3,062)	(5,976)
Balance, end of period	$7,661	$19,753

16. Leases
The Company adopted ASC 842 - Leases as of January 1, 2019, using the transition method wherein entities were allowed to initially apply the new lease standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC 840 - Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase of operating lease right-of-use assets (“ROU”) totaling approximately $2.6 million in other assets on the condensed consolidated statements of financial positions and operating lease liabilities of approximately $3.2 million and a decrease of net deferred rent liabilities of approximately $600,000 in other liabilities and accrued expenses on the condensed consolidated statements of financial position as of January 1, 2019.

We currently lease real estate space, automobiles, and certain equipment under non-cancelable operating lease agreements. Leases with an initial term of 12 months or less, which are immaterial to the Company, are not recorded in the condensed consolidated statement of financial position. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases to lease payments based on changes in index rates or usage, are not recorded in the condensed consolidated statement of financial position.

Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. AFH did not have any contracts accounted for as finance leases as of March 31, 2019 or January 1, 2019.

Lease Expense
($ in ‘000s)	Three months ended March 31,
2019
Operating leases	$239
Variable lease cost	80
Total	$319

Other Operating Lease Information
($ in ‘000s)	Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$319
Right-of-use assets obtained in exchange for new lease liabilities	—
Total	$319

Weighted-average remaining lease term	2.7 years
Weighted-average discount rate	3.8%

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of March 31, 2019
Remainder of 2019	$1,134
2020	1,055
2021	850
2022	21
2023	11
Total lease payments	$3,071
Impact of discounting	(130)
Operating lease liability	$2,941

17. Related Party Transactions
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of March 31, 2019 and December 31, 2018, these related-party transactions comprised 4.5% and 5.1%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
Interest expense on notes payable was $470,000 and $456,000 for the three months ended March 31, 2019 and 2018, respectively.

Notes Payable Outstanding
($ in ‘000s)	March 31, 2019	December 31, 2018
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
Unamortized issuance costs	(689)	(745)
Total notes payable	$24,311	$24,255

19. Statutory Information
As a holding company, Atlas could derive cash from its Insurance Subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas’ Insurance Subsidiaries fund their obligations primarily through premium and investment income and maturities in the securities portfolio. The Insurance Subsidiaries require regulatory approval for the return of capital, loans or advances, and, in certain circumstances, prior to the payment of dividends. In the event that dividends available to the holding company are inadequate to cover its operating expenses and debt payments, the holding company would need to raise capital, sell assets or incur future debt.
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Companies is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.

Statutory Net Loss and Surplus of Atlas’ Insurance Subsidiaries
($ in ‘000s)	March 31, 2019	December 31, 2018
Net income (loss) computed under statutory-basis accounting	$6,259	$(49,648)

Combined statutory capital and surplus	$11,562	$14,377

Atlas did not declare or pay any dividends to its common shareholders during the three months ended March 31, 2019 or during the year ended December 31, 2018.
20. Subsequent Events
Throughout 2019, the Company has been exploring strategic alternatives, including, but not limited to, further strengthening its processes, reviewing its capital allocation and opportunities, a potential sale of the Company or certain assets, and balance sheet strengthening options with the goal of facilitating shareholder value generation. Atlas concluded that the utilization of its wholly owned managing general agency (“MGA”) operation to work with strategic external insurance and reinsurance partners will enable the Company to leverage its focus, experience and infrastructure to create value for stakeholders. A definitive agreement was executed effective June 10, 2019 between Atlas and American Financial Group, Inc. (NYSE: AFG), under which Atlas will act as an underwriting manager for AFG’s National Interstate (“NATL”) subsidiary and transition new and renewal para-transit business to NATL paper for this book of business. The Company is working on additional arrangements with the objective of establishing MGA relationships in connection with the Company’s other lines of business as well. The Company agreed that should it choose to sell its MGA operations, 49% of the proceeds from any future sale of AGMI would be provided to the ASI Pool Companies to facilitate the rehabilitation process. There can be no assurance that any portion of the proceeds allocated to the ASI Pool Companies would be available for distribution to the Company.
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

On January 22, 2020, the Company announced a non-binding letter of intent with Buckle, a technology-driven financial services company, to purchase the stock of Atlas’ indirect subsidiary Gateway and its corporate charter and forty-seven (47) state insurance licenses as well as state statutory deposits, subject to regulatory and other necessary approvals, for $4.7 million plus the value of all purchased deposits, such amount to be paid to the Rehabilitator for the benefit of the rehabilitation estate of Gateway, with a tentative closing date in March of 2020. The Company anticipates that Buckle will engage the MGA and certain other subsidiaries of the Company to provide services to Buckle and that Buckle will lease space at the Company’s headquarters and its Melville, NY office.
The transaction will be subject to court approval and a bid process established by the Rehabilitator and approved by the court, and there can be no assurance that the transaction will be consummated on the terms described herein or at all.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Results of Operations and Financial Condition
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares, ordinary voting common shares and participative restricted stock units when used to describe earnings (loss) or book value per common share. All amounts are in U.S. dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts.
Forward-Looking Statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
I. Overview
We are a financial services holding company incorporated under the laws of the Cayman Islands. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through our “Insurance Subsidiaries”: American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”), Gateway Insurance Company (“Gateway”) and Global Liberty Insurance Company of New York (“Global Liberty”) in conjunction with our wholly owned managing general agency, Anchor Group Management Inc. (“AGMI”). This sector includes taxi cabs, non-emergency para-transit, limousine, livery, including certain transportation network companies (“TNCs”) drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. We are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States (“U.S.”). The Insurance Subsidiaries distribute their products through a network of independent retail agents, and actively write insurance in 42 states and the District of Columbia. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Since Atlas’ formation in 2010, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by our Insurance Subsidiaries. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through American Country, American Service and Gateway, and Global Liberty, along with our wholly owned managing general agency, AGMI. As previously announced, certain Insurance Subsidiaries have been in rehabilitation since July 8, 2019. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.

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
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global also indicates that in 2018 the total market for commercial automobile liability insurance was approximately $40.4 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition followed by periods of reduced underwriting capacity and higher premium rates.
We believe that operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. Our target market has changed in recent years as a result of TNC and other trends related to mobility. The significant expansion of TNC has resulted in a reduction in taxi vehicles available to insure; however, it has increased the number of livery operators. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during 2018.
Other Lines of Business
Other lines of business is comprised of our surety program, Gateway’s truck and workers’ compensation programs, American Service’s non-standard personal lines business, Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program and assigned risk pool business. As of March 31, 2019, all of the other lines of business are in run-off except for other liability and assigned risk pool business.
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
Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.

II. Operating Results
Highlights

•	Gross premiums written were $85.4 million for the three months ended March 31, 2019 compared to $95.6 million for the three months ended March 31, 2018.

•	In-force premium was $296.1 million as of March 31, 2019, an increase of 7.8% from $274.6 million as of March 31, 2018.

•	Total revenue was $49.6 million for the three months ended March 31, 2019, a decrease of 13.3% from $57.2 million for the three months ended March 31, 2018.

•	Underwriting loss was $2.1 million in first quarter 2019 compared to underwriting income of $6.0 million in first quarter 2018.

•	The combined ratio was 104.4% in first quarter 2019 compared to 89.3% in first quarter 2018.

•
Net loss was $839,000, or $0.07 loss per common share diluted, in first quarter 2019 compared to net income totaling $5.5 million, or $0.45 earnings per common share diluted, in first quarter 2018, representing a decrease of $0.52 or 115.6%.

•	Book value per common share was $0.63 as of March 31, 2019, compared to $0.48 and $7.62 as of December 31, 2018 and March 31, 2018, respectively.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended March 31,
	2019	2018
Gross premiums written	$85,398	$95,589
Net premiums earned	47,843	55,892
Net claims incurred	36,390	35,046
Underwriting expense:
Acquisition costs	3,062	5,976
Share-based compensation	310	285
Expenses recovered related to stock purchase agreements	—	(520)
Deferred policy acquisition costs amortization	(129)	(261)
Other underwriting expenses	10,340	9,392
Total underwriting expenses	13,583	14,872
Underwriting (loss) income	(2,130)	5,974
Net investment income	1,153	964
(Loss) income from operating activities, before income taxes	(977)	6,938
Interest expense	(470)	(455)
Income (loss) from change in fair value of equity securities	68	(128)
Realized gains and other income	540	457
Net (loss) income before income taxes	(839)	6,812
Income tax expense	—	1,283
Net (loss) income	$(839)	$5,529

Key Financial Ratios[1]
Loss ratio	76.1%	62.7%
Underwriting expense ratio:
Acquisition cost ratio	6.4	10.7
Share-based compensation ratio	0.6	0.5
Deferred policy acquisition costs amortization ratio	(0.3)	(0.5)
Other underwriting expense ratio	21.6	15.9
Total underwriting expense ratio	28.3	26.6
Combined ratio	104.4%	89.3%
Earnings per common share diluted	$(0.07)	$0.45
Book value per common share	$0.63	$7.62

[1]	Ratios are calculated as a percentage of net premiums earned.

Revenues
We derive our revenues primarily from premiums from our insurance policies, MGA compensation related thereto, and income from our investment portfolio. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies we own. The Company’s philosophy is to prioritize improvement in underwriting margin over top line growth. As with all P&C insurance companies, the impact of price changes and other underwriting activities is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate.
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy, and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate. As a result of activities in 2019, liquidity needs related to the investment portfolio are expected to change. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the claims experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated claims we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure, based on our historical claims experience, and beginning in 2016, the use of claim related analytics. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period, as well as estimation of potential future trends or changes. While the Company has always relied on independent actuarial professionals and internal controls in this regard, the estimation of reserves is inherently uncertain. We are committed to continuous improvement in this area of our business. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
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
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Three months ended March 31,
	2019	2018	% Change
Commercial automobile	$85,002	$94,766	(10.3)%
Other	396	823	(51.9)
Total	$85,398	$95,589	(10.7)%

Gross premiums written decreased 10.7% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to decreases in our taxi and TNC lines, primarily in New York and Illinois, partially offset by an increase in our para-transit line.
In-force premium was $296.1 million, $286.1 million and $274.6 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The Company’s gross unearned premium reserves were $148.3 million, $134.0 million and $156.5 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The increase in gross unearned premium reserves and in-force premium since December 31, 2018 primarily resulted from growth in our para-transit and livery lines. The decrease in gross unearned premium reserves and increase of in-force premium since March 31, 2018 primarily resulted from decreased premium writings in the first quarter of 2019 in the states of New York and Illinois.

Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Three months ended March 31,
	2019		2018
New York	$34,483	40.4%	$44,311	46.4%
California	14,895	17.4	13,867	14.5
Illinois	4,845	5.7	7,209	7.5
New Jersey	3,436	4.0	2,755	2.9
Virginia	3,106	3.6	2,211	2.3
Texas	2,080	2.4	1,805	1.9
Michigan	1,968	2.3	1,176	1.2
Louisiana	1,594	1.9	1,974	2.1
Ohio	1,523	1.8	1,439	1.5
Pennsylvania	1,505	1.8	737	0.8
Other	15,963	18.7	18,105	18.9
Total	$85,398	100.0%	$95,589	100.0%

Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in-force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. This Excess of Loss reinsurance is primarily secured through General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc. Atlas also purchases reinsurance from Gen Re in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by the ASI Pool Companies. The Quota Share agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. Effective April 1, 2018, the Quota Share cession rate was increased to 30%.
Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Global Quota Share remained at 25% for the twelve months ended December 31, 2018 and for the three months ended March 31, 2019.
Ceded premiums written increased by 124.4% to $30.1 million for the three months ended March 31, 2019, compared to $13.4 million for the three months ended March 31, 2018, primarily due to the increase in the Quota Share cession rate for the ASI Pool Companies.
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 32.7% to $55.3 million for the three months ended March 31, 2019, compared to $82.2 million for the three months ended March 31, 2018. The change is attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 14.4% to $47.8 million in the three months ended March 31, 2019 compared to $55.9 million for the three months ended March 31, 2018. The change in net premiums earned is attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.

Net Claims Incurred
The loss ratio relating to the net claims incurred was 76.1% for the three months ended March 31, 2019, compared to 62.7% for the three months ended March 31, 2018. The loss ratio increased over the prior year period primarily as a result of decreased premiums written in the first quarter of 2019 in addition to increases in year-to-date loss ratio estimates for IBNR in 2019.

Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance
($ in ‘000s)	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Accident Year
	Three months ended March 31,
	2019			2018
Current Year	$30,539	$4,757	$35,296	$29,770	$4,130	$33,900
Prior Years	31	1,063	1,094	905	241	1,146
Total	$30,570	$5,820	$36,390	$30,675	$4,371	$35,046

Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. As discussed further below, acquisition costs were $3.1 million for the three months ended March 31, 2019, or 6.4% of net premiums earned, as compared to $6.0 million, or 10.7% for the three months ended March 31, 2018.

Acquisition Cost Impact on the Combined Ratio
($ in ‘000s, percentages to net premiums earned)	Three months ended March 31,
	2019	%	2018	%
Net premiums earned	$47,843	100.0%	$55,892	100.0%
Gross commissions incurred excluding profit sharing	7,509	15.7	7,559	13.5
Gross profit sharing commissions incurred	717	1.5	1,046	1.9
Premium and other taxes incurred	2,191	4.6	1,834	3.3
Total gross commissions and taxes incurred	10,417	21.8	10,439	18.7
Ceded commissions incurred excluding profit sharing	(6,301)	(13.2)	(3,105)	(5.6)
Ceded profit sharing commissions incurred	(1,054)	(2.2)	(1,358)	(2.4)
Total ceded commissions incurred	(7,355)	(15.4)	(4,463)	(8.0)
Total	$3,062	6.4%	$5,976	10.7%

Total gross commissions and taxes incurred for the three months ended March 31, 2019 and 2018 remained comparable in total dollars but had an increase in percentage of net premiums earned resulting from a decrease in net premiums earned for the three months ended March 31, 2019.
Ceded commissions incurred excluding profit sharing commissions decreased by $3.2 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the increase in the Quota Share cession rate. Ceded profit sharing commissions incurred increased by $304,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in ceded profit sharing commissions resulted from unfavorable loss ratios on the Quota Share and Global Quota Share.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 21.9% and 15.9% in the three months ended March 31, 2019 and 2018, respectively. The increase was mainly attributed to total other underwriting expenses increasing by $1.6 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Increases bad debt, depreciation, equipment, software and marketing expenses offset by decreases in salary and benefit expenses and boards, bureaus, and underwriting association fees primarily caused the increase in total underwriting expenses.
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

Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency for the three months ended March 31, 2019. For the three months ended March 31, 2018, Atlas recovered $520,000 of expenses pursuant to the stock purchase agreements.
Combined Ratio
Atlas’ combined ratio was 104.4% for the three months ended March 31, 2019, compared to 89.3% for the three months ended March 31, 2018.
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio, and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ and ‘Acquisition Costs and Other Underwriting Expenses’ sections above.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees and allocated salaries. Net investment income, net of investment expenses, increased by 19.6% to $1.2 million for the three months ended March 31, 2019, compared to $1.0 million for the three months ended March 31, 2018. The increase resulted from returns on equity method investments and higher interest income on our fixed income securities portfolio. The gross annualized yield on our fixed income securities was 2.7% and 2.6% for the three months ended March 31, 2019 and 2018, respectively. The gross annualized yield on our cash and cash equivalents was 0.4% and 0.5% for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019, equity method investments and collateral loans generated investment income of $610,000, compared to investment income of $183,000 for the three months ended March 31, 2018. The increase was primarily due to increased returns on equity method investments. Investment expenses were $383,000 and $283,000 for the three months ended March 31, 2019 and 2018, respectively. The increase in investment expenses resulted from an increase in custodial and general expenses offset by a decrease in investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense was $470,000 and $456,000 for the three months ended March 31, 2019 and 2018, respectively.
Loss from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. Atlas recorded income of $68,000 and a loss of $128,000 through net income for the three months ended March 31, 2019 and 2018, respectively, related to the changes in the unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains decreased 72.7% to $80,000 for the three months ended March 31, 2019 from $293,000 for the three months ended March 31, 2018. The decrease was due losses from the sale of equity method investments offset by gains on fixed income securities.
Other Income
Atlas recorded other income of $460,000 and $164,000 for the three months ended March 31, 2019 and 2018, respectively. The increase resulted from interest received on federal income tax refunds.
Income before Income Taxes
Atlas had a pre-tax loss of $839,000 for the three months ended March 31, 2019 compared to pre-tax income of $6.8 million for the three months ended March 31, 2018, or a 112.3% decrease over the prior year. The change is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ sections above.

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
Positive evidence evaluated when considering the need for a valuation allowance includes:

•	management’s expectations of future profit with vehicles in-force at their highest levels and steady new and renewal business;

•	anticipated ability to increase prices in core lines as the commercial auto market is firming;

•	our belief that predictive modeling in underwriting and claims should generate better priced risks that are expected to create overall profitability over time; and

•	positive growth trends in gross premiums written in each year since formation.
Negative evidence evaluated when considering the need for a valuation allowance includes:

•	net losses generated in the three most recent years; and

•	yearly limitation as required by IRC Section 382 on net operating loss carryforwards generated prior to 2013.
Net (Loss) Income and Earnings per Common Share
Atlas had a net loss of $839,000 during the three months ended March 31, 2019 compared to net income totaling $5.5 million during the three months ended March 31, 2018. Loss per common share diluted was $0.07 for the three months ended March 31, 2019 compared to income per common share diluted of $0.45 for the three months ended March 31, 2018.

Potential Dilutive Common Shares
	Three months ended March 31,
	2019	2018
Basic weighted average common shares outstanding	11,958,774	12,140,587
Dilutive potential ordinary shares:
Dilutive stock options	9,883	57,474
Diluted weighted average common shares outstanding	11,968,657	12,198,061

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

Carrying Value of Securities Portfolio, including Cash and Cash Equivalents
($ in ‘000s)	March 31, 2019	December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,770	$20,196
States, municipalities and political subdivisions	7,299	8,843
Corporate
Banking/financial services	10,314	13,124
Consumer goods	8,430	9,790
Capital goods	3,682	3,547
Energy	5,002	6,812
Telecommunications/utilities	7,325	8,323
Health care	782	755
Total corporate	35,535	42,351
Mortgage backed
Mortgage backed - agency	23,792	25,128
Mortgage backed - commercial	19,023	19,622
Total mortgage backed	42,815	44,750
Other asset backed	15,128	13,851
Total fixed income securities	$121,547	$129,991
Equities	5,109	5,929
Short-term investments	3,924	4,745
Other investments	22,177	25,043
Total investments	$152,757	$165,708
Cash and cash equivalents	48,354	34,902
Total	$201,111	$200,610

Portfolio Composition
Atlas held securities, short-term investments and other investments with a carrying value of $152.8 million and $165.7 million as of March 31, 2019 and December 31, 2018, respectively, which were primarily comprised of fixed income securities. The decrease resulted from the net sales of fixed income securities and equities, the repayment of two collateral loans, return of capital of certain equity method investments and changes in market values.
The securities held by the Insurance Subsidiaries must comply with applicable regulations that prescribe the type, quality and concentration of securities. These regulations in the various jurisdictions in which the Insurance Subsidiaries are domiciled permit investments in government, state, municipal and corporate bonds, preferred and common equities, and other high quality investments, within specified limits and subject to certain qualifications. The Company’s use of quota share reinsurance can impact the relationship between invested assets and premiums written over time as well as the desired duration of the portfolio. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
Short-Term Investments
Atlas’ short-term investments are comprised of bonds and money market funds. As of March 31, 2019 and December 31, 2018, short-term investments totaled $3.9 million and $4.7 million, respectively.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of these other investments were $22.2 million and $25.0 million as of March 31, 2019 and December 31, 2018, respectively. The decrease in carrying value is related to redemptions of equity method investments and changes in carrying value during the quarter ended March 31, 2019. The carrying values of the equity method limited partnerships were $22.1 million and $24.0 million as of March 31, 2019 and December 31, 2018, respectively. The decrease in the carrying value of the limited partnerships was primarily due to the return of capital of certain equity method investments. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invests in income-producing real estate. As of March 31, 2019, the carrying values of the collateral loans were approximately $94,000 versus approximately $1.0 million as of December 31, 2018.

Equity Method Investments by Type
($ in ‘000s)	Unfunded Commitments	Carrying Value
	March 31, 2019	March 31, 2019	December 31, 2018
Real estate	$2,887	$10,721	$11,085
Insurance linked securities	—	4,395	6,694
Activist hedge funds	—	4,206	3,911
Venture capital	2,670	2,436	2,015
Other joint venture	—	325	325
Total equity method investments	$5,557	$22,083	$24,030

Liquidity and Cash Flow Risk
As of March 31, 2019, 27.8% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 26.1% as of December 31, 2018. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of March 31, 2019, the fixed income securities had a weighted average life of 4.5 years and a duration of 3.6 years, compared to a weighted average life of 4.8 years and a duration of 3.8 years as of December 31, 2018. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of March 31, 2019 and December 31, 2018 was 327.7% and 430.5%, respectively. The decrease is primarily the result of the increase in shareholders’ equity. See the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
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
As of March 31, 2019, Atlas’ allowance for bad debt was $5.0 million, compared to $5.1 million as of December 31, 2018. The decrease in the allowance for bad debt resulted from an analysis of certain past due balances during the three months ended March 31, 2019. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.5% rated ‘BBB’ or better as of March 31, 2019 compared to 99.5% as of December 31, 2018.

Credit Ratings[1] of Fixed Income Securities Portfolio
($ in ‘000s)	March 31, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$37,902	31.2%	$38,478	29.6%
AA/Aa	49,152	40.4	50,273	38.7
A/A	18,649	15.4	20,729	16.0
BBB/Baa	15,098	12.4	19,808	15.2
BB	571	0.5	557	0.4
B	—	—	—	—
CCC	175	0.1	146	0.1
Total fixed income securities	$121,547	100.0%	$129,991	100.0%

[1]	Ratings assigned by Fitch, S&P or Moody’s Investors Service.
Other-Than-Temporary Impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the three months ended March 31, 2019 and 2018.
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
The total fair value of the securities in an unrealized loss position as of March 31, 2019 was $80.2 million compared to $115.4 million as of December 31, 2018. This decrease was primarily driven by changes in market values during the first three months of 2019. Atlas has the ability and intent to hold these securities until their fair value is recovered. Therefore, Atlas does not expect the market value loss position of these investments to be realized in the near term.
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
Atlas generally purchases reinsurance to limit net exposure to a maximum amount on any one loss of $500,000 with respect to commercial automobile liability claims. Atlas also purchases reinsurance to protect against awards in excess of its policy limits. Atlas continually evaluates and adjusts its reinsurance needs based on business volume, mix, and supply levels. As a result, the Company has entered into the Quota Share with Swiss Re for ASI Pool Companies and the Global Quota Share with Swiss Re for Global Liberty. Under the Quota Share, cessions can be increased at our election should we want to utilize it as a means of deleveraging. This gives us flexibility in terms of the timing and approach to potential future capital raising activities in light of anticipated increased operating leverage.

Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $83.4 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of March 31, 2019 as compared to $81.2 million as of December 31, 2018. The increase in the amount recoverable from third party reinsurers resulted from an increase in the timing of the collection of amounts recoverable on paid claims offset by a decrease in ceded case and IBNR reserves.
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
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
Claims Liabilities

Provision for Unpaid Claims by Type, Gross of Reinsurance
($ in ‘000s)	March 31, 2019	December 31, 2018	% Change
Case reserves	$81,400	$78,191	4.1%
Incurred but Not Reported (“IBNR”)	183,089	195,305	(6.3)
Total	$264,489	$273,496	(3.3)%

Provision for Unpaid Claims by Line of Business, Gross of Reinsurance
($ in ‘000s)	March 31, 2019	December 31, 2018	% Change
Commercial automobile liability	$256,534	$268,728	(4.5)%
Other[1]	7,955	4,768	66.8
Total	$264,489	$273,496	(3.3)%

Provision for Unpaid Claims by Line of Business, Net of Reinsurance Recoverables
($ in ‘000s)	March 31, 2019	December 31, 2018	% Change
Commercial automobile liability	$192,023	$200,984	(4.5)%
Other[1]	6,046	3,741	61.6
Total	$198,069	$204,725	(3.3)%

[1]
The other line of business is comprised of our surety program (currently in run-off), Gateway’s truck and workers’ compensation programs (currently in run off), American Service’s non-standard personal lines business (currently in run off), Atlas’ workers’ compensation related to taxi, other liability, Global Liberty’s homeowners program (currently in run off) and assigned risk pool business.

During the three months ended March 31, 2019, case reserves increased by 4.1% compared to December 31, 2018, and IBNR reserves decreased by 6.3%. The increase in case reserves was primarily due to an increase in claim features related to the three most recent accident years along with the utilization of the claims predictive model to set case reserves. The decrease in IBNR was primarily due to the settlement of claims reported on prior accident years for our commercial auto and non-voluntary assigned risk programs above established case reserves for the three months ended March 31, 2019.

Provision for Unpaid Claims, Gross of Reinsurance
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of March 31, 2019
Current Year	$4,973	$116	$5,089	$30,945	$3,421	$34,366
Prior Years	75,479	832	76,311	145,137	3,586	148,723
Total	$80,452	$948	$81,400	$176,082	$7,007	$183,089

	As of December 31, 2018
Current Year	$47,109	$1,210	$48,319	$107,944	$2,782	$110,726
Prior Years	30,039	(167)	29,872	83,636	943	84,579
Total	$77,148	$1,043	$78,191	$191,580	$3,725	$195,305

Provision for Unpaid Claims, Net of Reinsurance Recoverables
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of March 31, 2019
Current Year	$3,967	$86	$4,053	$23,768	$2,296	$26,064
Prior Years	64,999	395	65,394	99,289	3,269	102,558
Total	$68,966	$481	$69,447	$123,057	$5,565	$128,622

	As of December 31, 2018
Current Year	$40,073	$481	$40,554	$76,337	$2,556	$78,893
Prior Years	26,502	(105)	26,397	58,072	809	58,881
Total	$66,575	$376	$66,951	$134,409	$3,365	$137,774

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	March 31, 2019	December 31, 2018
Unpaid claims and claims adjustment expenses, beginning of period	$273,496	$211,648
Less: reinsurance recoverable	68,771	53,402
Net unpaid claims and claims adjustment expenses, beginning of period	204,725	158,246

Incurred related to:
Current year	35,296	137,916
Prior years	1,094	82,746
	36,390	220,662

Paid related to:
Current year	5,434	52,637
Prior years	37,612	121,546
	43,046	174,183

Net unpaid claims and claims adjustment expenses, end of period	198,069	204,725
Add: reinsurance recoverable	66,420	68,771
Unpaid claims and claims adjustment expenses, end of period	$264,489	$273,496

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
The change in incurred related to prior years for the three months ended March 31, 2019 and 2018 primarily resulted from unfavorable development on voluntary assigned risk pools and run-off commercial auto. The provision for unpaid claims and claims adjustment expenses decreased by 3.3% to $264.5 million as of March 31, 2019 compared to $273.5 million as of December 31, 2018 as a result of claim settlement activities on prior accident years.
Equity and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	March 31, 2019	December 31, 2018
Common equity	$7,502	$5,699
Common shares:
Common shares outstanding	11,942,812	11,936,970
Restricted stock units	11,682	24,932
Total common shares	11,954,494	11,961,902
Book value per common share outstanding	$0.63	$0.48

Changes to Book Value per Common Share
As of December 31, 2018		$0.48
Net income, after tax	—
Loss reserve estimate change	(0.07)
Change in deferred tax valuation allowance	(0.01)
Changes in unrealized gains and losses, after tax	0.20
Share-based compensation	0.03
Year-to-date increase to book value per common share		0.15
As of March 31, 2019		$0.63

The change to book value per common share is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management
The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims, commissions and general expenses. During 2018, Atlas repurchased 255,505 common shares in open market transactions under the Share Repurchase Program.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from their parents. Refer also to the discussion above in the ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.
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

Summary of Cash Flows
($ in ‘000s)	Three months ended March 31,
	2019	2018
Net cash flows (used in) provided by operating activities	$(1,149)	$4,661
Net cash flows provided by investing activities	14,601	5,420
Net cash flows used in financing activities	—	(3,008)
Net increase in cash	$13,452	$7,073

Cash used in operations during the three months ended March 31, 2019 was $1.1 million, compared to $4.7 million of cash provided by operations during the three months ended March 31, 2018. We receive most premiums in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the three months ended March 31, 2019 was $14.6 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the three months ended March 31, 2018 was $5.4 million and primarily resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of one collateral loan, partially offset by property and equipment purchases.
Cash used in financing activities during the three months ended March 31, 2018 was primarily a result of shares repurchased under the Share Repurchase Program. On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could have been made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, were dependent on market conditions, applicable securities laws, and other factors. During 2018, 255,505 shares were repurchased under this Share Repurchase Program.
Capital Resources
The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained earnings (deficit) and accumulated other comprehensive income (loss).

The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Companies is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months. See “Explanatory Note” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2019.

Statutory Net Loss and Surplus of Atlas’ Insurance Subsidiaries
($ in ‘000s)	Three months ended March 31,
	2019	2018
Net income (loss) computed under statutory-basis accounting	$6,259	$(49,648)

Combined statutory capital and surplus	$11,562	$14,377

Atlas did not declare or pay any dividends to its common shareholders during the three months ended March 31, 2019 or during the year ended December 31, 2018.
Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act, and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2019 as discussed below in connection with our internal control over financial reporting.
Timely identification of financial closing delays: As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, through a confluence of events involving the Company’s former auditor which we do not believe could have reasonably been anticipated, the Company did not timely file its Annual Report on Form 10-K containing its audited financial statements for the year ending December 31, 2018 and, consequently, its Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30, and September 30, 2019 and therefore did not have an effective internal control in place to monitor the progress of all aspects of its financial reporting close process to timely identify delays, resulting in the Company being unable to timely meet its financial reporting requirements with the SEC and Nasdaq.
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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With respect to the material weakness related to timely identification of financial closing delays and the resulting failure to timely file, the Company engaged another independent registered public accounting firm to complete the audit of its December 31, 2018 financial statements. The Company has also taken steps to monitor the progress of all aspects of its financial closing process including more detailed discussions as needed with its independent registered public accounting firm regarding insurance reserve calculations. The Company expects to file its delayed Quarterly Reports on Form 10-Q for the periods ending June 30 and September 30, 2019 as soon as practicable.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, there have been no such changes since December 31, 2018 other than the action described in Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

Part II. Other Information
Item 1. Legal Proceedings
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). Plaintiffs filed an amended complaint on July 30, 2018. Defendants filed a motion to dismiss, which was fully briefed as of December 12, 2018.  On April 1, 2019, before the Court had addressed defendants’ pending motion to dismiss, the plaintiffs filed a motion for leave to amend their complaint to include allegations relating to the Company’s press release dated March 4, 2019 disclosing a further increase in its loss reserves.  The Court subsequently granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on April 9, 2019.  On June 5, 2019, before the defendants had responded to the second amended complaint, plaintiffs filed a motion for leave to file a third amended complaint to add allegations relating to developments occurring after the Company’s March 4, 2019 press release.  The Court subsequently granted the motion for leave, and plaintiffs filed the third amended complaint on June 12, 2019.  In the third amended complaint, the plaintiffs assert claims on behalf of a putative class consisting of purchasers of the Company’s securities between February 22, 2017 and April 30, 2019. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or failing to disclose certain information regarding the adequacy of the Company’s reserves. The complaint seeks, among other remedies, unspecified damages, attorneys’ fees and other costs, equitable and/or injunctive relief, and such other relief as the court may find just and proper. Defendants filed a motion to dismiss the amended complaint on July 17, 2019, and briefing on that motion was completed on October 31, 2019. The motion remains pending before the Court. Under the federal securities laws, discovery and other proceedings automatically will be stayed during the pendency of the motion to dismiss.
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

Date:	March 11, 2020	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer