Form 10-Q
period 2019-06-30
Atlas Financial Holdings, Inc.
filed 2020-03-26
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2019	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.003 par value per share	AFH	Nasdaq Capital Market
6.625% Senior Unsecured Notes due 2022	AFHBL	OTC Markets - Pink Sheets
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
Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 11,942,812 shares of the Registrant’s common stock outstanding as of September 30, 2019, all of which are ordinary voting common shares. There are no restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,341,508 shares as of September 30, 2019 were held by non-affiliates of the Registrant.
For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Quarterly Report on Form 10-Q for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal quarter ended June 30, 2019. As previously disclosed, the Company has been unable to previously file this quarterly report due to delays in the 2018 year end audit process. Unless otherwise noted, disclosures in this quarterly report, including disclosures regarding the Company’s financial and operating condition, are as of June 30, 2019. An overview of certain developments that occurred since June 30, 2019 is included in ‘Item 1, 2019 Developments’ and “Risk Factors - Risks Related to 2019 Developments” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We expect to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as soon as practicable.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2019

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	June 30, 2019	December 31, 2018
Assets	(unaudited)
Investments
Fixed income securities, available for sale, at fair value (amortized cost $91,790 and $133,213)	$92,383	$129,991
Equity securities, at fair value (cost $0 and $5,650)	4	5,929
Short-term investments, at cost	15,383	4,745
Other investments	21,984	25,043
Total investments	129,754	165,708
Cash and cash equivalents	54,090	34,902
Accrued investment income	507	749
Premiums receivable (net of allowance of $5,890 and $5,115)	83,009	88,596
Reinsurance recoverables on amounts paid	12,145	12,388
Reinsurance recoverables on amounts unpaid	72,229	68,771
Prepaid reinsurance premiums	55,559	36,898
Deferred policy acquisition costs	6,874	7,309
Intangible assets, net	3,560	3,755
Property and equipment, net	31,603	31,363
Other assets	11,089	19,899
Total assets	$460,419	$470,338
Liabilities
Claims liabilities	$252,670	$273,496
Unearned premium reserves	143,778	134,040
Due to reinsurers	14,214	15,849
Notes payable, net	24,367	24,255
Other liabilities and accrued expenses	19,332	16,999
Total liabilities	$454,361	$464,639
Commitments and contingencies (see Note 8)
Shareholders' Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: June 30, 2019 - 12,198,319 and December 31, 2018 - 12,192,475; shares outstanding: June 30, 2019 - 11,942,812 and December 31, 2018 - 11,936,970	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2019 and December 31, 2018 - 0	—	—
Additional paid-in capital	202,795	202,298
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at June 30, 2019 and December 31, 2018, respectively	(3,000)	(3,000)
Retained deficit	(194,455)	(190,503)
Accumulated other comprehensive income (loss), net of tax	682	(3,132)
Total shareholders' equity	$6,058	$5,699
Total liabilities and shareholders' equity	$460,419	$470,338

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of (Loss) Income
and Comprehensive Income

Condensed Consolidated Statements of (Loss) Income
($ in ‘000s, except for share and per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net premiums earned	$43,447	$55,359	$91,290	$111,251
Net investment income	699	1,167	1,852	2,131
(Loss) income from change in fair value of equity securities	(342)	33	(274)	(95)
Net realized gains	600	154	680	447
Other income	133	16	593	180
Total revenue	44,537	56,729	94,141	113,914
Net claims incurred	31,236	33,809	67,626	68,855
Acquisition costs	3,650	6,680	6,712	12,656
Other underwriting expenses	12,197	8,602	22,620	17,921
Amortization of intangible assets	97	98	195	195
Interest expense	470	461	940	916
Expenses recovered pursuant to stock purchase agreements	—	—	—	(520)
Total expenses	47,650	49,650	98,093	100,023
(Loss) income from operations before income taxes	(3,113)	7,079	(3,952)	13,891
Income tax expense	—	1,503	—	2,786
Net (loss) income attributable to common shareholders	$(3,113)	$5,576	$(3,952)	$11,105

Basic weighted average common shares outstanding	11,954,494	11,936,970	11,956,621	12,046,855
Earnings per common share basic	$(0.26)	$0.47	$(0.33)	$0.92
Diluted weighted average common shares outstanding	11,954,494	11,952,266	11,956,621	12,070,343
Earnings per common share diluted	$(0.26)	$0.47	$(0.33)	$0.92

Condensed Consolidated Statements of Comprehensive Income
Net (loss) income	$(3,113)	$5,576	$(3,952)	$11,105

Other comprehensive income (loss:)
Changes in net unrealized investment gains (losses)	425	(933)	2,438	(3,701)
Reclassification to net income	1,057	52	1,376	210
Effect of income taxes	—	184	—	733
Other comprehensive income (loss)	1,482	(697)	3,814	(2,758)
Total comprehensive (loss) income	$(1,631)	$4,879	$(138)	$8,347

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Share-holders’ Equity
Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net income	—	—	—	—	11,105	—	11,105
Purchase of treasury stock	—	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—		(333)	—	(333)
Other comprehensive loss	—	—	—	—	—	(2,758)	(2,758)
Share-based compensation	—	—	571	—	—	—	571
Other	—	—	(8)		—	—	(8)
Balance June 30, 2018 (unaudited)	$36	$—	$201,668	$(3,000)	$(99,386)	$(3,096)	$96,222

Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Net loss	—	—	—	—	(3,952)	—	(3,952)
Other comprehensive income	—	—	—	—	—	3,814	3,814
Share-based compensation	—	—	497	—	—	—	497
Balance June 30, 2019 (unaudited)	$36	$—	$202,795	$(3,000)	$(194,455)	$682	$6,058
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Six months ended June 30,
	2019	2018
Operating activities:	(unaudited)
Net (loss) income	$(3,952)	$11,105
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	2,185	1,365
Share-based compensation expense	497	571
Amortization of intangible assets	195	195
Deferred income taxes	—	3,082
Loss from change in fair value of equity securities	274	95
Net realized gains	(680)	(447)
Gain in equity of investees	(615)	(257)
Amortization of bond premiums and discounts	222	367
Amortization of financing costs	112	112
Net changes in operating assets and liabilities:
Accrued investment income	241	(106)
Premiums receivable, net	5,587	(11,392)
Due from reinsurers and prepaid reinsurance premiums	(21,876)	(7,228)
Deferred policy acquisition costs	435	841
Other assets	8,810	1,561
Claims liabilities	(20,826)	(24,479)
Unearned premium reserves	9,738	17,035
Due to reinsurers	(1,635)	7,176
Other liabilities and accrued expenses	2,331	(4,793)
Net cash flows used in operating activities	(18,957)	(5,197)
Investing activities:
Purchases of:
Fixed income securities	(7,288)	(29,921)
Equity securities	—	(2,350)
Other investments	(400)	(953)
Short-term investments	(12,937)	—
Property and equipment	(2,453)	(5,282)
Proceeds from sale and maturity of:
Fixed income securities	48,571	45,661
Equity securities	5,997	4,849
Other investments	4,355	3,626
Short-term investments	2,300	—
Net cash flows provided by investing activities	38,145	15,630
Financing activities:
Purchase of treasury stock	—	(3,000)
Preferred dividends paid	—	(333)
Other	—	(8)
Net cash flows provided by (used in) financing activities	—	(3,341)
Increase in cash position	19,188	7,092
Cash position, beginning of period	34,902	45,615
Cash position, end of period	$54,090	$52,707

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(14,349)	$(1,724)
Interest	828	828
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
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
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
The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full calendar year.
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
Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined. The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represent the most significant estimates in the accompanying condensed consolidated financial statements, and differences between such estimates and actual results could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability, and deferred tax asset valuation.

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
2. New Accounting Standards
With the exception of the accounting and disclosure pronouncements discussed below, there have been no recent pronouncements or changes in pronouncements during the six months ended June 30, 2019, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2018, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2019 have been adopted by the Company.
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

3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2019
Trade name and trademark	15 years	$1,800	$520	$1,280
Customer relationship	10 years	2,700	1,160	1,540
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,680	$3,560

As of December 31, 2018
Trade name and trademark	15 years	$1,800	$459	$1,341
Customer relationship	10 years	2,700	1,026	1,674
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,485	$3,755

4. Earnings per Share

Computations of Basic and Diluted Earnings per Common Share
($ in ‘000s, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic
(Loss) income from operations before income taxes	$(3,113)	$7,079	$(3,952)	$13,891
Income tax expense	—	1,503	—	2,786
Net (loss) income attributable to common shareholders	$(3,113)	$5,576	$(3,952)	$11,105
Basic weighted average common shares outstanding	11,954,494	11,936,970	11,956,621	12,046,855
Earnings per common share basic	$(0.26)	$0.47	$(0.33)	$0.92

Diluted
Basic weighted average common shares outstanding	11,954,494	11,936,970	11,956,621	12,046,855
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	15,296	—	23,488
Diluted weighted average common shares outstanding	11,954,494	11,952,266	11,956,621	12,070,343
Earnings per common share diluted	$(0.26)	$0.47	$(0.33)	$0.92
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
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. For the three and six months ended June 30, 2019, all exercisable stock options were deemed to be anti-dilutive. For the three and six months ended June 30, 2018, all exercisable stock options were deemed to be dilutive.

5. Investments

Cost or Amortized Cost, Gross Unrealized Gains and Losses, and Fair Value of Investments
($ in ‘000s)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2019
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,825	$164	$(67)	$20,922
States, municipalities and political subdivisions	4,239	70	(5)	4,304
Corporate
Banking/financial services	5,877	96	(2)	5,971
Consumer goods	4,665	32	(5)	4,692
Capital goods	1,475	51	(15)	1,511
Energy	2,611	67	—	2,678
Telecommunications/utilities	4,891	45	(8)	4,928
Health care	499	2	(48)	453
Total corporate	20,018	293	(78)	20,233
Mortgage-backed
Agency	18,229	129	(117)	18,241
Commercial	14,590	241	(102)	14,729
Total mortgage-backed	32,819	370	(219)	32,970
Other asset-backed	13,889	69	(4)	13,954
Total fixed income securities	$91,790	$966	$(373)	$92,383

December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,522	$30	$(356)	$20,196
States, municipalities and political subdivisions	8,970	19	(146)	8,843
Corporate
Banking/financial services	13,482	9	(367)	13,124
Consumer goods	10,108	1	(319)	9,790
Capital goods	3,711	36	(200)	3,547
Energy	7,191	—	(379)	6,812
Telecommunications/utilities	8,647	1	(325)	8,323
Health care	832	—	(77)	755
Total corporate	43,971	47	(1,667)	42,351
Mortgage-backed
Agency	25,778	6	(656)	25,128
Commercial	20,091	105	(574)	19,622
Total mortgage-backed	45,869	111	(1,230)	44,750
Other asset-backed	13,881	13	(43)	13,851
Total fixed income securities	$133,213	$220	$(3,442)	$129,991

Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity
($ in ‘000s)	Amortized Cost	Fair Value
As of June 30, 2019
One year or less	$7,917	$7,905
One to five years	25,267	25,448
Five to ten years	10,642	10,846
More than ten years	1,256	1,260
Total contractual maturity	45,082	45,459
Total mortgage and asset backed	46,708	46,924
Total	$91,790	$92,383

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

There were no other-than-temporary impairments recorded for the three and six months ended June 30, 2019 and 2018 as a result of the OTTI analysis performed by management.

Aging of Unrealized Losses in Fixed Income Securities
($ in ‘000s)	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$—	$—	$10,343	$(67)	$10,343	$(67)
States, municipalities and political subdivisions	—	—	508	(5)	508	(5)
Corporate
Banking/financial services	—	—	963	(2)	963	(2)
Consumer goods	—	—	745	(5)	745	(5)
Capital goods	1,407	(1)	308	(14)	1,715	(15)
Energy	—	—	205	—	205	—
Telecommunications/utilities	151	—	925	(8)	1,076	(8)
Health care	—	—	321	(48)	321	(48)
Total corporate	1,558	(1)	3,467	(77)	5,025	(78)
Mortgage-backed
Agency	1,182	(2)	8,205	(115)	9,387	(117)
Commercial	569	(2)	6,517	(100)	7,086	(102)
Total mortgage-backed	1,751	(4)	14,722	(215)	16,473	(219)
Other asset-backed	2,186	(1)	614	(3)	2,800	(4)
Total fixed income securities	$5,495	$(6)	$29,654	$(367)	$35,149	$(373)

December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$507	$—	$15,857	$(356)	$16,364	$(356)
States, municipalities and political subdivisions	1,687	(27)	4,875	(119)	6,562	(146)
Corporate
Banking/financial services	8,376	(235)	3,861	(132)	12,237	(367)
Consumer goods	5,442	(176)	4,132	(143)	9,574	(319)
Capital goods	1,727	(135)	1,430	(65)	3,157	(200)
Energy	4,516	(295)	2,296	(84)	6,812	(379)
Telecommunications/utilities	3,806	(99)	4,259	(226)	8,065	(325)
Health care	127	(2)	628	(75)	755	(77)
Total corporate	23,994	(942)	16,606	(725)	40,600	(1,667)
Mortgage-backed
Agency	5,035	(72)	19,210	(584)	24,245	(656)
Commercial	5,256	(149)	11,062	(425)	16,318	(574)
Total mortgage-backed	10,291	(221)	30,272	(1,009)	40,563	(1,230)
Other asset-backed	9,568	(22)	1,748	(21)	11,316	(43)
Total fixed income securities	$46,047	$(1,212)	$69,358	$(2,230)	$115,405	$(3,442)

As of June 30, 2019, we held 134 individual fixed income securities that were in an unrealized loss position, of which 117 individual fixed income securities were in a continuous loss position for longer than 12 months. As of December 31, 2018, we held 391 individual fixed income and equity securities that were in an unrealized loss position, of which 246 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities for the three and six months ended June 30, 2019 or for the year ended December 31, 2018. The Company expects to monitor liquidity needs and assess the sale of fixed income assets, if required, on a regular basis.

Components of Net Investment Income
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total investment income:
Interest income	$836	$1,069	$1,762	$2,133
Income from other investments	140	284	750	467
Investment expenses	(277)	(186)	(660)	(469)
Net investment income	$699	$1,167	$1,852	$2,131

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities:
Proceeds from sales and calls	$26,979	$15,402	$39,654	$36,357
Gross realized investment gains	359	85	379	253
Gross realized investment losses	(157)	(236)	(298)	(457)
Equities:
Proceeds from sales	$5,136	$3,000	$5,997	$4,849
Gross realized investment gains	374	290	443	636
Gross realized investment losses	(1)	(26)	(96)	(26)
Other investments:
Proceeds from sales	$175	$41	$2,297	$41
Gross realized investment gains	51	41	278	41
Total:
Proceeds from sales and calls	$32,290	$18,443	$47,948	$41,247
Gross realized investment gains	784	416	1,100	930
Gross realized investment losses	(158)	(262)	(394)	(483)

Components of Net Realized Gains (Losses)
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities	$202	$(151)	$81	$(204)
Equities	373	264	347	610
Other investments	25	41	252	41
Net realized gains	$600	$154	$680	$447

Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities, or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships were $21.9 million and $24.0 million as of June 30, 2019 and December 31, 2018, respectively. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $93,000 and $1.0 million as of June 30, 2019 and December 31, 2018, respectively.

Equity Method Investments by Type
($ in ‘000s)	Unfunded Commitments	Carrying Value
	June 30, 2019	June 30, 2019	December 31, 2018
Real estate	$2,887	$10,839	$11,085
Insurance linked securities	—	4,047	6,694
Activist hedge funds	—	4,239	3,911
Venture capital	2,670	2,441	2,015
Other joint venture	—	325	325
Total equity method investments	$5,557	$21,891	$24,030

Due to the timing of financial information of the Company’s equity method investments, certain investments are recorded on a financial reporting lag of one to three months.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of June 30, 2019 and December 31, 2018, the Company had no valuation allowances established for impaired equity method limited partnerships and loans.
Short-Term Investments
Atlas’ short-term investments are comprised of fixed income securities. As of June 30, 2019 and December 31, 2018, short-term investments totaled $15.4 million and $4.7 million, respectively.
Collateral Pledged
As of June 30, 2019 and December 31, 2018, bonds, cash and cash equivalents with a fair value of $15.4 million and $14.9 million, respectively, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of June 30, 2019 and December 31, 2018, the amounts of such pledged securities were $50.5 million and $31.3 million, respectively. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

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

Investments at Fair Value
($ in ‘000s)	Level 1	Level 2	Level 3	Total
As of June 30, 2019
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,922	$—	$—	$20,922
States, municipalities and political subdivisions	—	4,304	—	4,304
Corporate
Banking/financial services	—	5,971	—	5,971
Consumer goods	—	4,692	—	4,692
Capital goods	—	1,511	—	1,511
Energy	—	2,678	—	2,678
Telecommunications/utilities	—	4,928	—	4,928
Health care	—	453	—	453
Total corporate	—	20,233	—	20,233
Mortgage-backed
Agency	—	18,241	—	18,241
Commercial	—	14,729	—	14,729
Total mortgage-backed	—	32,970	—	32,970
Other asset-backed	—	13,954	—	13,954
Total fixed income securities	$20,922	$71,461	$—	$92,383
Equities	4	—	—	4
Total	$20,926	$71,461	$—	$92,387

As of December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,196	$—	$—	$20,196
States, municipalities and political subdivisions	—	8,843	—	8,843
Corporate
Banking/financial services	—	13,124	—	13,124
Consumer goods	—	9,790	—	9,790
Capital goods	—	3,547	—	3,547
Energy	—	6,812	—	6,812
Telecommunications/utilities	—	8,323	—	8,323
Health care	—	755	—	755
Total corporate	—	42,351	—	42,351
Mortgage-backed
Agency	—	25,128	—	25,128
Commercial	—	19,622	—	19,622
Total mortgage-backed	—	44,750	—	44,750
Other asset-backed	—	13,851	—	13,851
Total fixed income securities	$20,196	$109,795	$—	$129,991
Equities	5,929	—	—	5,929
Total	$26,125	$109,795	$—	$135,920

Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value as of June 30, 2019. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.

The Company had no fair value investments classified as Level 3 as of June 30, 2019 or December 31, 2018. There were no transfers in or out of Level 2 or Level 3 during the three and six months ended June 30, 2019 and 2018.
7. Income Taxes
Atlas’ effective tax rate was 0.0% for each of the three and six months ended June 30, 2019, 21.3% for the three months ended June 30, 2018 and 20.1% for the six months ended June 30, 2018.

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(654)	21.0%	$1,487	21.0%	$(830)	21.0%	$2,917	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	648	(20.8)	—	—	777	(19.7)	—	—
Nondeductible expenses	7	(0.2)	19	0.3	25	(0.6)	28	0.2
Tax-exempt income	(1)	—	(3)	—	(3)	0.1	(6)	—
State tax (net of federal benefit)	—	—	—	—	—	—	(2)	—
Stock compensation	—	—	—	—	31	(0.8)	(42)	(0.3)
Nondeductible acquisition accounting adjustment	—	—	—	—	—	—	(109)	(0.8)
Provision for income taxes for continuing operations	$—	—%	$1,503	21.3%	$—	—%	$2,786	20.1%

Components of Income Tax Expense (Benefit)
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Current tax expense (benefit)	$—	$(147)	$—	$(296)
Deferred tax (benefit) expense	(648)	1,650	(777)	3,082
Change in deferred tax valuation allowance	648	—	777	—
Total	$—	$1,503	$—	$2,786

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
On July 22, 2013, due to shareholder activity, a “triggering event” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering event” will be limited as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to this triggering event, the Company estimates that it will retain total tax effected federal net operating loss carryforwards (“NOLs”) of approximately $26.6 million as of June 30, 2019.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	June 30, 2019	December 31, 2018
Gross deferred tax assets:
Losses carried forward	$26,561	$25,326
Claims liabilities and unearned premium reserves	5,317	5,949
Bad debts	1,093	1,009
Stock compensation	794	760
Other	184	418
Valuation allowance	(29,392)	(29,416)
Total gross deferred tax assets	4,557	4,046

Gross deferred tax liabilities:
Deferred policy acquisition costs	1,444	1,535
Investments	1,041	189
Fixed assets	1,289	1,371
Intangible assets	592	633
Other	191	318
Total gross deferred tax liabilities	4,557	4,046
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of June 30, 2019 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2001	2021	$5,007
2002	2022	4,317
2006	2026	7,825
2007	2027	5,131
2008	2028	1,949
2009	2029	1,949
2010	2030	1,949
2011	2031	4,166
2012	2032	9,236
2015	2035	1
2017	2037	27,313
2018	2038	47,653
2018	Indefinite	4,106
2019	2039	3,541
2019	Indefinite	2,337
Total		$126,480

NOLs and other carryforwards generated in 2018 and 2019 are not limited by IRC Section 382.
Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years, Atlas has recorded a valuation allowance of $29.4 million and $29.4 million for its gross future deferred tax assets as of June 30, 2019 and December 31, 2018, respectively.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six months ended June 30, 2019 and 2018. Tax year 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
8. Commitments and Contingencies
The Company has entered into subscription agreements to allow for participation by the Company in limited liability investments, which invest in income-producing real estate, equities and insurance linked securities. As of June 30, 2019, the unfunded commitments are $5.6 million.
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019 and see also “Part II, Item 1, Legal Proceedings”.
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

9. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	June 30, 2019	December 31, 2018
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,023	9,006
Leasehold improvements	193	190
Internal use software	19,895	17,575
Computer equipment	1,906	1,821
Furniture and other office equipment	2,897	2,897
Total	$43,179	$40,754
Accumulated depreciation	(11,576)	(9,391)
Total property and equipment, net	$31,603	$31,363

[1]	Excluding assets held for sale.
Depreciation expense and amortization was $1.2 million and $687,000 for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. For the year ended December 31, 2018, depreciation expense and amortization was $2.9 million.
For the six months ended June 30, 2019, the Company capitalized $2.4 million of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $622,000 and $129,000 for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $280,000 for the six months ended June 30, 2019 and 2018, respectively.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $112,000 and $16,000 for the three months ended June 30, 2019 and 2018, respectively, and $223,000 and $179,000 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense related to the building and its improvements was $284,000 and $281,000 for the three months ended June 30, 2019 and 2018, respectively, and $567,000 and $542,000 for the six months ended June 30, 2019 and 2018, respectively.
Loss on disposals of fixed assets totaled $26,000 for each of the three and six months ended June 30, 2019. There were no losses on disposals of fixed assets for the three and six months ended June 30, 2018.
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

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct premiums written	$56,531	$51,138	$129,801	$136,848
Assumed premiums written	10,713	6,221	22,841	16,100
Ceded premiums written	(40,201)	(22,594)	(70,275)	(35,997)
Net premiums written	$27,043	$34,765	$82,367	$116,951

Direct premiums earned	$62,272	$63,854	$125,224	$126,978
Assumed premiums earned	9,468	4,879	17,679	8,935
Ceded premiums earned	(28,293)	(13,374)	(51,613)	(24,662)
Net premiums earned	$43,447	$55,359	$91,290	$111,251

Ceded claims and claims adjustment expenses	$18,764	$3,784	$29,089	$12,029
Ceding commissions	6,894	3,531	14,249	7,994
During 2019, the Company received notice from General Reinsurance Corporation (“Gen Re”) that effective July 31, 2019, the XOL reinsurance coverage for American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Reinsurance America Corporation (“Swiss Re”) was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
11. Claims Liabilities

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unpaid claims and claims adjustment expenses, beginning of period	$264,489	$204,742	$273,496	$211,648
Less: reinsurance recoverable	66,420	52,316	68,771	53,402
Net unpaid claims and claims adjustment expenses, beginning of period	198,069	152,426	204,725	158,246

Incurred related to:
Current year	31,038	33,588	66,334	67,488
Prior years	198	221	1,292	1,367
	31,236	33,809	67,626	68,855

Paid related to:
Current year	10,829	13,499	16,263	20,800
Prior years	38,035	32,180	75,647	65,745
	48,864	45,679	91,910	86,545

Net unpaid claims and claims adjustment expenses, end of period	180,441	140,556	180,441	140,556
Add: reinsurance recoverable	72,229	46,614	72,229	46,614
Unpaid claims and claims adjustment expenses, end of period	$252,670	$187,170	$252,670	$187,170

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
The incurred related to prior years for the three and six months ended June 30, 2019 and 2018 primarily resulted from unfavorable development on involuntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
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
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Six months ended June 30,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	27,195	C$6.00	54,390	C$6.00
Granted	—	—	—	—
Exercised	—	—	(27,195)	C$6.00
Outstanding, end of period	27,195	C$6.00	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01

There are no stock options that are exercisable as of June 30, 2019. The stock option grants outstanding have a weighted average remaining life of 4.98 years and have an intrinsic value of $0 as of June 30, 2019.
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
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and six months ended June 30, 2019 and 2018, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Six months ended June 30,
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
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $187,000 and $286,000 in share-based compensation expense, including income tax expense, for the three months ended June 30, 2019 and 2018, respectively, and $497,000 and $571,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $346,000 of unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares. The expense will be amortized over a weighted average period of 11 months.

13. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $158,000 and $133,000 for the three months ended June 30, 2019 and 2018, respectively, and $334,000 and $280,000 for the six months ended June 30, 2019 and 2018, respectively.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $39,000 and $55,000 for the three months ended June 30, 2019 and 2018, respectively, and $104,000 and $120,000 for the six months ended June 30, 2019 and 2018, respectively. Share purchases pursuant to this plan are made in the open market.
14. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		June 30, 2019			December 31, 2018
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,198,319	11,942,812	$36	12,192,475	11,936,970	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,198,319	11,942,812	$36	12,192,475	11,936,970	$36

There were 11,682 and 24,932 non-vested RSUs as of June 30, 2019 and December 31, 2018, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the six months ended June 30, 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs. During the year ended December 31, 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs in addition to 27,195 ordinary voting common shares and immediately canceled 6,169 shares as a result of a cashless exercise of options. There were no options exercised during the six months ended June 30, 2019.
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

Mezzanine Equity
There were no preferred shares outstanding as of June 30, 2019 and December 31, 2018.
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
15. Deferred Policy Acquisition Costs

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Six months ended June 30,
	2019	2018
Balance, beginning of period	$7,309	$14,797
Acquisition costs deferred	6,277	11,815
Amortization charged to income	(6,712)	(12,656)
Balance, end of period	$6,874	$13,956

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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. AFH did not have any contracts accounted for as finance leases as of June 30, 2019 or January 1, 2019.

Lease Expense
($ in ‘000s)	Three months ended June 30,	Six months ended June 30,
	2019	2019
Operating leases	$239	$478
Variable lease cost	86	166
Total	$325	$644

Other Operating Lease Information
($ in ‘000s)	Three months ended June 30,	Six months ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$325	$644
Right-of-use assets obtained in exchange for new lease liabilities	—	—
Total	$325	$644

Weighted-average remaining lease term		2.5 years
Weighted-average discount rate		3.7%

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of June 30, 2019
Remainder of 2019	$569
2020	1,111
2021	974
2022	190
2023	14
Total lease payments	$2,858
Impact of discounting	(175)
Operating lease liability	$2,683

17. Related Party Transactions
During the periods presented, a portion of the Company’s investment portfolio, which is included in “Other investments” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of June 30, 2019 and December 31, 2018, these related-party transactions comprised 5.0% and 5.1%, respectively, of our investment portfolio. In these transactions, one or more of the Company’s directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
Interest expense on notes payable was $470,000 and $461,000 for the three months ended June 30, 2019 and 2018, respectively, and $940,000 and $916,000 for each of the six months ended June 30, 2019 and 2018.

Notes Payable Outstanding
($ in ‘000s)	June 30, 2019	December 31, 2018
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
Unamortized issuance costs	(633)	(745)
Total notes payable	$24,367	$24,255

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
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Companies is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.

Statutory Net Loss and Surplus of Atlas’ Insurance Subsidiaries
($ in ‘000s)	June 30, 2019	December 31, 2018
Net income (loss) computed under statutory-basis accounting	$3,946	$(49,648)

Combined statutory capital and surplus	$2,425	$14,377

Atlas did not declare or pay any dividends to its common shareholders during the six months ended June 30, 2019 or during the year ended December 31, 2018.

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
On January 22, 2020, the Company announced a non-binding letter of intent with Buckle, a technology-driven financial services company, to purchase the stock of Atlas’ indirect subsidiary Gateway and its corporate charter and forty-seven (47) state insurance licenses as well as state statutory deposits, subject to regulatory and other necessary approvals, for $4.7 million plus the value of all purchased deposits, such amount to be paid to the statutory rehabilitator for the benefit of the rehabilitation estate of Gateway, with a tentative closing date in April of 2020. The Company anticipates that Buckle will engage the MGA and certain other subsidiaries of the Company to provide services to Buckle and that Buckle will lease space at the Company’s headquarters and its Melville, NY office.
The transaction will be subject to court approval and a bid process established by the statutory rehabilitator and approved by the court, and there can be no assurance that the transaction will be consummated on the terms described herein or at all.

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
Since Atlas’ formation in 2010, we have disposed of non-core assets, consolidated infrastructure and placed into run-off certain non-core lines of business previously written by our Insurance Subsidiaries. Our core business is the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, which is carried out through American Country, American Service and Gateway, and Global Liberty, along with our wholly owned managing general agency, AGMI. As previously announced, certain Insurance Subsidiaries have been in rehabilitation since July 8, 2019. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.

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

Coronavirus Impact
We continue to monitor the recent outbreak of the novel coronavirus (COVID-19) on our operations. Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.
Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.
2019 Developments
As previously disclosed, since December 31, 2018, the Company was unable to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2019 due to delays in the year end audit process. As a result, the Company received a number of delinquency notices from Nasdaq related to these filings as well as other matters. Nasdaq granted the Company’s request to move from the Nasdaq Global Market to the Nasdaq Capital Market and granted the Company an extension to regain compliance with its listing obligations. The Company’s ordinary shares continue to trade on the Nasdaq Capital Market, while the Company’s 6.625% Senior Unsecured Notes due 2022 moved to the OTC Pink Sheets on October 17, 2019. There can be no assurance that the Company will be able to regain compliance with Nasdaq listing requirements.
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

On January 22, 2020, the Company announced a non-binding letter of intent with Buckle, a technology-driven financial services company, to purchase the stock of Atlas’ indirect subsidiary Gateway and its corporate charter and forty-seven (47) state insurance licenses as well as state statutory deposits, subject to regulatory and other necessary approvals, for $4.7 million plus the value of all purchased deposits, such amount to be paid to the Rehabilitator for the benefit of the rehabilitation estate of Gateway, with a tentative closing date in April of 2020. The Company anticipates that Buckle will engage the MGA and certain other subsidiaries of the Company to provide services to Buckle and that Buckle will lease space at the Company’s headquarters and its Melville, NY office.
The transaction will be subject to court approval and a bid process established by the statutory rehabilitator and approved by the court, and there can be no assurance that the transaction will be consummated on the terms described herein or at all.
The Company’s numerous Current Reports on Form 8-K and press releases since December 31, 2018 provide more detailed disclosures regarding the above events.

II. Operating Results
Highlights

•	Gross premiums written were $67.2 million for the three months ended June 30, 2019 compared to $57.4 million for the three months ended June 30, 2018.

•	In-force premium was $279.8 million as of June 30, 2019, an increase of 3.3% from $270.9 million as of June 30, 2018.

•	Total revenue was $44.5 million for the three months ended June 30, 2019, a decrease of 21.5% from $56.7 million for the three months ended June 30, 2018.

•	Underwriting loss was $3.7 million in second quarter 2019 compared to underwriting income of $6.2 million in second quarter 2018.

•	The combined ratio was 108.5% in second quarter 2019 compared to 88.9% in second quarter 2018.

•
Net loss was $3.1 million, or $0.26 loss per common share diluted, in second quarter 2019 compared to net income totaling $5.6 million, or $0.47 earnings per common share diluted, in second quarter 2018, representing a decrease of $0.73 or 155.4%.

•	Book value per common share was $0.51 as of June 30, 2019, compared to $0.48 and $8.06 as of December 31, 2018 and June 30, 2018, respectively.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross premiums written	$67,244	$57,359	$152,642	$152,948
Net premiums earned	43,447	55,359	91,290	111,251
Net claims incurred	31,236	33,809	67,626	68,855
Underwriting expense:
Acquisition costs	3,650	6,680	6,712	12,656
Share-based compensation	187	286	497	571
Expenses recovered related to stock purchase agreements	—	—	—	(520)
Deferred policy acquisition costs amortization	140	61	11	(200)
Other underwriting expenses	11,967	8,353	22,307	17,745
Total underwriting expenses	15,944	15,380	29,527	30,252
Underwriting (loss) income	(3,733)	6,170	(5,863)	12,144
Net investment income	699	1,167	1,852	2,131
(Loss) income from operating activities, before income taxes	(3,034)	7,337	(4,011)	14,275
Interest expense	(470)	(461)	(940)	(916)
Loss from change in fair value of equity securities	(342)	33	(274)	(95)
Realized gains and other income	733	170	1,273	627
Net (loss) income before income taxes	(3,113)	7,079	(3,952)	13,891
Income tax expense	—	1,503	—	2,786
Net (loss) income	$(3,113)	$5,576	$(3,952)	$11,105

Key Financial Ratios[1]
Loss ratio	71.9%	61.1%	74.1%	61.9%
Underwriting expense ratio:
Acquisition cost ratio	8.4	12.1	7.4	11.4
Share-based compensation ratio	0.4	0.5	0.5	0.5
Expenses recovered related to stock purchase agreements ratio	—	—	—	(0.5)
Deferred policy acquisition costs amortization ratio	0.3	0.1	—	(0.2)
Other underwriting expense ratio	27.5	15.1	24.4	16.0
Total underwriting expense ratio	36.6	27.8	32.3	27.2
Combined ratio	108.5%	88.9%	106.4%	89.1%
Earnings per common share diluted	$(0.26)	$0.47	$(0.33)	$0.92
Book value per common share	$0.51	$8.06	$0.51	$8.06

[1]	Ratios are calculated as a percentage of net premiums earned.

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
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy, and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate. As a result of activities in 2019, liquidity needs related to the investment portfolio are expected to change. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the claims experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated claims we expect to be reported on contracts written. We seek to establish case reserves at the probable exposure, based on our historical claims experience, and beginning in 2016, the use of claim related analytics. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period, as well as estimation of potential future trends or changes. While the Company has always relied on independent actuarial professionals and internal controls in this regard, the estimation of reserves is inherently uncertain. We are committed to continuous improvement in this area of our business. See “Explanatory Note” and “Part 1, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
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
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Commercial automobile	$45,434	$56,765	(20.0)%	$130,436	$151,531	(13.9)%
Other	21,810	594	3,571.7	22,206	1,417	1,467.1
Total	$67,244	$57,359	17.2%	$152,642	$152,948	(0.2)%

Gross premiums written increased 17.2% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a new fronting program which is 100% ceded to an independent captive. This was offset by a reduction in our growth in our Livery/TNC lines as well as underwriting actions initiated which decreased gross premium written. Gross premiums written decreased 0.2% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Premiums written were consistent during the six months ended June 30, 2019, but commercial auto premium decreases in Livery/TNC and taxi lines were offset by a new fronting program that started in May 2019.

In-force premium was $279.8 million, $286.1 million and $274.6 million as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The Company’s gross unearned premium reserves were $143.8 million, $134.0 million and $145.1 million as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The decrease of in-force premium since December 31, 2018 primarily resulted from decreased premium written in the Livery/TNC and taxi lines. The increase in gross unearned premium reserves since December 31, 2018 primarily resulted from a new fronting program which started in May 2019. The slight decrease in gross unearned premium reserves since June 30, 2018 is primarily related to decreases in Livery/TNC and taxi lines offset by the fronting program.
Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Three months ended June 30,
	2019		2018
New York	$31,183	46.4%	$16,406	28.6%
California	11,993	17.8	11,767	20.5
Virginia	3,245	4.8	2,720	4.7
New Jersey	2,882	4.3	2,535	4.4
Louisiana	2,445	3.6	2,216	3.9
Georgia	1,468	2.2	1,395	2.4
Texas	1,340	2.0	1,881	3.3
Ohio	1,242	1.8	1,724	3.0
Arizona	832	1.2	394	0.7
South Carolina	820	1.2	996	1.7
Other	9,794	14.7	15,325	26.8
Total	$67,244	100.0%	$57,359	100.0%

Gross Premiums Written by State
($ in ‘000s)	Six months ended June 30,
	2019		2018
New York	$65,666	43.0%	$60,717	39.7%
California	26,888	17.6	25,634	16.8
Virginia	6,351	4.2	4,931	3.2
New Jersey	6,318	4.1	5,290	3.5
Illinois	5,636	3.7	8,825	5.8
Louisiana	4,039	2.6	4,190	2.7
Texas	3,420	2.2	3,686	2.4
Georgia	2,939	1.9	2,862	1.9
Ohio	2,764	1.8	3,163	2.1
South Carolina	2,070	1.4	1,505	1.0
Other	26,551	17.5	32,145	20.9
Total	$152,642	100.0%	$152,948	100.0%

Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in-force reinsurance treaties. Atlas generally purchases reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. This Excess of Loss reinsurance is primarily secured through Gen Re. Atlas also purchases reinsurance from Gen Re in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Quota Share”) written by the ASI Pool Companies. The Quota Share agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. Effective April 1, 2018, the Quota Share cession rate was increased to 30%.

Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Global Quota Share remained at 25% for the twelve months ended December 31, 2018 and for the six months ended June 30, 2019.
Ceded premiums written increased by 77.9% to $40.2 million and 95.2% to $70.3 million for the three and six months ended June 30, 2019, respectively, compared to $22.6 million and $36.0 million for the three and six months ended June 30, 2018, respectively, primarily due to the increase in the Quota Share cession rate for the ASI Pool Companies.
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 22.2% to $27.0 million and 29.6% to $82.4 million for the three and six months ended June 30, 2019, respectively, compared to $34.8 million and $117.0 million for the three and six months ended June 30, 2018, respectively. The change is attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 21.5% to $43.4 million in the three months ended June 30, 2019 and decreased 17.9% to $91.3 million in the six months ended June 30, 2019 compared to $55.4 million and $111.3 million for the three and six months ended June 30, 2018, respectively. The change in net premiums earned is attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 71.9% and 74.1% for the three and six months ended June 30, 2019, respectively, compared to 61.1% and 61.9% for the three and six months ended June 30, 2018, respectively. The loss ratio increased over both prior year periods primarily as a result of increases in year-to-date loss ratio estimates for IBNR in 2019.

Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance
($ in ‘000s)	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Accident Year
	Three months ended June 30,
	2019			2018
Current Year	$27,240	$3,798	$31,038	$29,603	$3,985	$33,588
Prior Years	(989)	1,187	198	322	(101)	221
Total	$26,251	$4,985	$31,236	$29,925	$3,884	$33,809

	Six months ended June 30,
	2019			2018
Current Year	$57,779	$8,555	$66,334	$59,373	$8,115	$67,488
Prior Years	(958)	2,250	1,292	1,227	140	1,367
Total	$56,821	$10,805	$67,626	$60,600	$8,255	$68,855

Acquisition Costs and Other Underwriting Expenses
Acquisition costs represent commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. As discussed further below, acquisition costs were $3.7 million for the three months ended June 30, 2019, or 8.4% of net premiums earned, as compared to $6.7 million, or 12.1%, for the three months ended June 30, 2018. For the six months ended June 30, 2019, acquisitions costs were $6.7 million, or 7.4% of net premiums earned, as compared to $12.7 million, or 11.4%, for the six months ended June 30, 2018.

Acquisition Cost Impact on the Combined Ratio
($ in ‘000s, percentages to net premiums earned)	Three months ended June 30,
	2019	%	2018	%
Net premiums earned	$43,447	100.0%	$55,359	100.0%
Gross commissions incurred excluding contingent	8,114	18.7	7,609	13.7
Gross contingent commissions incurred	205	0.5	660	1.2
Premium and other taxes incurred	2,225	5.1	1,942	3.5
Total gross commissions and taxes incurred	10,544	24.3	10,211	18.4
Ceded commissions incurred excluding contingent	(7,182)	(16.5)	(2,271)	(4.1)
Ceded contingent commissions incurred	288	0.7	(1,260)	(2.2)
Total ceded commissions incurred	(6,894)	(15.8)	(3,531)	(6.3)
Total	$3,650	8.5%	$6,680	12.1%

($ in ‘000s, percentages to net premiums earned)	Six months ended June 30,
	2019	%	2018	%
Net premiums earned	$91,290	100.0%	$111,251	100.0%
Gross commissions incurred excluding profit sharing	15,623	17.1	15,168	13.6
Gross profit sharing commissions incurred	922	1.0	1,706	1.5
Premium and other taxes incurred	4,416	4.8	3,776	3.4
Total gross commissions and taxes incurred	20,961	22.9	20,650	18.5
Ceded commissions incurred excluding profit sharing	(13,483)	(14.8)	(5,376)	(4.7)
Ceded profit sharing commissions incurred	(766)	(0.8)	(2,618)	(2.4)
Total ceded commissions incurred	(14,249)	(15.6)	(7,994)	(7.1)
Total	$6,712	7.3%	$12,656	11.4%

Total gross commissions and taxes incurred increased $333,000 and $311,000 for the three and six months ended June 30, 2019, respectively. The increase resulted from an increase in assumed commissions paid and growth in jurisdictions with higher premium tax rates while being offset by a decrease in gross commissions incurred from lower gross premiums written.
Ceded commissions incurred excluding contingent commissions decreased by $4.9 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased by $8.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the increase in the Quota Share cession rate. Ceded contingent commissions incurred increased by $1.5 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Ceded contingent commissions incurred increased by $1.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Ceded contingent commissions are based on loss experience. The increase in ceded contingent commissions resulted from unfavorable loss ratios on Atlas’ excess of loss reinsurance agreements.
The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 28.2% and 15.7% for the three months ended June 30, 2019 and 2018, respectively. Total other underwriting expenses increased by $3.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The other underwriting expense ratio (including share-based compensation expenses and expenses incurred related to stock purchase agreements) was 24.9% and 15.8% in the six months ended June 30, 2019 and 2018, respectively. Total other underwriting expenses increased by $5.2 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Increases in bad debt, depreciation, equipment, facilities expenses, professional fees, salary and benefit expenses, and costs incurred related to the corrective actions and strategic evaluation undertaken contributed to the increase in total dollars while a decrease in net premium earned contributed to the percentage increase for the three and six months ended June 30, 2019.
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
Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, Atlas recovered $0 and $520,000, respectively of expenses pursuant to the stock purchase agreements.

Combined Ratio
Atlas’ combined ratio was 108.5% and 106.4% for the three and six months ended June 30, 2019, respectively, compared to 88.9% and 89.1% for the three and six months ended June 30, 2018, respectively.
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
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, decreased by 40.1% to $699,000 for the three months ended June 30, 2019, compared to $1.2 million for the three months ended June 30, 2018. The decrease resulted from sales of fixed income securities which reduced interest income in addition to repayment of collateral loans. Investment expenses increased by 48.9% to $277,000 for the three months ended June 30, 2019 compared to $186,000 for the three months ended June 30, 2018. The increase was a result of allocated general expenses offset by lower investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities. The gross annualized yield on our fixed income securities was 2.6% and 2.7% for the three months ended June 30, 2019 and 2018, respectively. The gross annualized yield on our cash and cash equivalents was 1.1% and 0.7% for the three months ended June 30, 2019 and 2018, respectively.
Net investment income, net of investment expenses, decreased by 13.1% to $1.9 million for the six months ended June 30, 2019, compared to $2.1 million for the six months ended June 30, 2018. The decrease resulted from sales of fixed income securities which reduced interest income in addition to repayment of collateral loans. Investment expenses were $660,000 and $469,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in investment expenses resulted from higher allocated general expenses offset by lower investment manager fees. Atlas’ investment manager fees are based on the fair market value of the underlying fixed income securities and equities. The gross annualized yield on our fixed income securities was 2.8% and 2.6% for the six months ended June 30, 2019 and 2018, respectively. The gross annualized yield on our cash and cash equivalents was 0.7% and 0.6% for the six months ended June 30, 2019 and 2018, respectively.
Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense was $470,000 and $461,000 for the three months ended June 30, 2019 and 2018, respectively, and $940,000 and $916,000 for each of the six months ended June 30, 2019 and 2018, respectively.
(Loss) Income from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. Atlas recorded losses of $342,000 and income of $33,000 through net income for the three months ended June 30, 2019 and 2018, respectively, related to the changes in the unrealized amounts on equities held at fair value. Atlas recorded losses of $274,000 and $95,000 through net income for the six months ended June 30, 2019 and 2018, respectively, related to the changes in unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains were $600,000 and $154,000 for the three months ended June 30, 2019 and 2018, respectively, and $680,000 and $447,000 for the six months ended June 30, 2019 and 2018, respectively. The increases were results of the timing of sales of fixed income and equity securities.
Other Income
Atlas recorded other income of $133,000 and $16,000 for the three months ended June 30, 2019 and 2018, respectively, and $593,000 and $180,000 for the six months ended June 30, 2019 and 2018, respectively. The increase resulted from interest received on federal income tax refunds in the first quarter of 2019.

(Loss) Income before Income Taxes
Atlas had a pre-tax loss of $3.1 million for the three months ended June 30, 2019 compared to pre-tax income of $7.1 million for the three months ended June 30, 2018, or a 144.0% decrease over the prior year’s second quarter. Atlas had a pre-tax loss of $4.0 million for the six months ended June 30, 2019 compared to pre-tax income of $13.9 million for the six months ended June 30, 2018, or a 128.5% decrease over the prior year. The change is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ sections above.
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
Net (Loss) Income and Earnings per Common Share
Atlas had a net loss of $3.1 million and $4.0 million during the three and six months ended June 30, 2019, respectively, compared to net income of $5.6 million and $11.1 million during the three and six months ended June 30, 2018, respectively. Loss per common share diluted was $0.26 and $0.33 for the three and six months ended June 30, 2019, respectively, compared to earnings per common share diluted of $0.47 and $0.92 for the three and six months ended June 30, 2018, respectively.

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

Carrying Value of Securities Portfolio, including Cash and Cash Equivalents
($ in ‘000s)	June 30, 2019	December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$20,922	$20,196
States, municipalities and political subdivisions	4,304	8,843
Corporate
Banking/financial services	5,971	13,124
Consumer goods	4,692	9,790
Capital goods	1,511	3,547
Energy	2,678	6,812
Telecommunications/utilities	4,928	8,323
Health care	453	755
Total corporate	20,233	42,351
Mortgage backed
Mortgage backed - agency	18,241	25,128
Mortgage backed - commercial	14,729	19,622
Total mortgage backed	32,970	44,750
Other asset backed	13,954	13,851
Total fixed income securities	$92,383	$129,991
Equities	4	5,929
Short-term investments	15,383	4,745
Other investments	21,984	25,043
Total investments	$129,754	$165,708
Cash and cash equivalents	54,090	34,902
Total	$183,844	$200,610

Portfolio Composition
Atlas held securities, short-term investments and other investments with a carrying value of $129.8 million and $165.7 million as of June 30, 2019 and December 31, 2018, respectively, which were primarily comprised of fixed income securities. The decrease resulted from the net sales of fixed income securities and equities, the repayment of two collateral loans, return of capital of certain equity method investments and changes in market values.

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
See “Explanatory Note” and “Part 1, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
Short-Term Investments
Atlas’ short-term investments are comprised of bonds and money market funds. As of June 30, 2019 and December 31, 2018, short-term investments totaled $15.4 million and $4.7 million, respectively.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of these other investments were $22.0 million and $25.0 million as of June 30, 2019 and December 31, 2018, respectively. The decrease in carrying value is related to redemptions of equity method investments and changes in carrying value during the six months ended June 30, 2019. The carrying values of the equity method limited partnerships were $21.9 million and $24.0 million as of June 30, 2019 and December 31, 2018, respectively. The decrease in the carrying value of the limited partnerships was primarily due to the return of capital of certain equity method investments. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximate the income earned on one of the limited partnerships that invests in income-producing real estate. As of June 30, 2019, the carrying values of the collateral loans were approximately $93,000 versus approximately $1.0 million as of December 31, 2018.

Equity Method Investments by Type
($ in ‘000s)	Unfunded Commitments	Carrying Value
	June 30, 2019	June 30, 2019	December 31, 2018
Real estate	$2,887	$10,839	$11,085
Insurance linked securities	—	4,047	6,694
Activist hedge funds	—	4,239	3,911
Venture capital	2,670	2,441	2,015
Other joint venture	—	325	325
Total equity method investments	$5,557	$21,891	$24,030

Liquidity and Cash Flow Risk
As of June 30, 2019, 36.1% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less, compared to 26.1% as of December 31, 2018. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Atlas holds cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. In the event that additional cash is required to meet obligations to policyholders, Atlas believes that a high quality securities portfolio provides us with sufficient liquidity. As of June 30, 2019, the fixed income securities had a weighted average life of 3.3 years and a duration of 2.3 years, compared to a weighted average life of 4.8 years and a duration of 3.8 years as of December 31, 2018. Changes in interest rates may have a modest market value impact on the Atlas portfolio relative to longer duration portfolios. Atlas can and typically does hold bonds to maturity by matching duration with the anticipated liquidity needs.
The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of June 30, 2019 and December 31, 2018 was 406.8% and 430.5%, respectively. See the ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.

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
As of June 30, 2019, Atlas’ allowance for bad debt was $5.9 million, compared to $5.1 million as of December 31, 2018. The increase in the allowance for bad debt resulted from an analysis of certain past due balances during the six months ended June 30, 2019. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds with 99.7% rated ‘BBB’ or better as of June 30, 2019 compared to 99.5% as of December 31, 2018.

Credit Ratings[1] of Fixed Income Securities Portfolio
($ in ‘000s)	June 30, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$29,868	32.3%	$38,478	29.6%
AA/Aa	42,652	46.2	50,273	38.7
A/A	12,786	13.9	20,729	16.0
BBB/Baa	6,756	7.3	19,808	15.2
BB	321	0.3	557	0.4
B	—	—	—	—
CCC	—	—	146	0.1
Total fixed income securities	$92,383	100.0%	$129,991	100.0%

[1]	Ratings assigned by Fitch, S&P or Moody’s Investors Service.
See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
Other-Than-Temporary Impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other-than-temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary for the three and six months ended June 30, 2019 and 2018.
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
The total fair value of the securities in an unrealized loss position as of June 30, 2019 was $35.1 million compared to $115.4 million as of December 31, 2018. This decrease was primarily driven by a reduction in the total fixed income securities and changes in market values during the first six months of 2019. The Company expects to monitor liquidity needs and assess the sale of fixed income assets, if required, on a regular basis.
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
Reinsurance ceded does not relieve Atlas of its ultimate liability to its insureds in the event that any reinsurer is unable to meet their obligations under its reinsurance contracts. Therefore, Atlas enters into reinsurance contracts with only those reinsurers deemed to have sufficient financial resources to provide the requested coverage. Reinsurance treaties are generally subject to cancellation by the reinsurers or Atlas on the anniversary date and are subject to renegotiation annually. Atlas regularly evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk to minimize its exposure to significant claims as a result of the insolvency of a reinsurer. Atlas believes that the amounts it has recorded as reinsurance recoverables are appropriately established. Estimating amounts of reinsurance recoverables, however, is subject to various uncertainties, and the amounts ultimately recoverable may vary from amounts currently recorded. Atlas had $84.4 million recoverable from third party reinsurers (exclusive of amounts prepaid) as of June 30, 2019 as compared to $81.2 million as of December 31, 2018. The increase in the amount recoverable from third party reinsurers resulted from an increase in ceded case and IBNR reserves and the timing of the collection of amounts recoverable on paid claims.
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
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
Claims Liabilities

Provision for Unpaid Claims by Type, Gross of Reinsurance
($ in ‘000s)	June 30, 2019	December 31, 2018	% Change
Case reserves	$82,197	$78,191	5.1%
Incurred but Not Reported (“IBNR”)	170,473	195,305	(12.7)
Total	$252,670	$273,496	(7.6)%

Provision for Unpaid Claims by Line of Business, Gross of Reinsurance
($ in ‘000s)	June 30, 2019	December 31, 2018	% Change
Commercial automobile liability	$243,205	$268,728	(9.5)%
Other[1]	9,465	4,768	98.5
Total	$252,670	$273,496	(7.6)%

Provision for Unpaid Claims by Line of Business, Net of Reinsurance Recoverables
($ in ‘000s)	June 30, 2019	December 31, 2018	% Change
Commercial automobile liability	$173,359	$200,984	(13.7)%
Other[1]	7,082	3,741	89.3
Total	$180,441	$204,725	(11.9)%

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

During the six months ended June 30, 2019, case reserves increased by 5.1% compared to December 31, 2018, and IBNR reserves decreased by 12.7%. The increase in case reserves was primarily due to an increase in claim features related to the three most recent accident years along with the utilization of the claims predictive model to set case reserves. The decrease in IBNR was primarily due to the settlement of claims reported on prior accident years for our commercial auto and non-voluntary assigned risk programs above established case reserves for the six months ended June 30, 2019.

Provision for Unpaid Claims, Gross of Reinsurance
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of June 30, 2019
Current Year	$11,636	$170	$11,806	$56,939	$2,577	$59,516
Prior Years	67,755	2,636	70,391	106,875	4,082	110,957
Total	$79,391	$2,806	$82,197	$163,814	$6,659	$170,473

	As of December 31, 2018
Current Year	$47,109	$1,210	$48,319	$107,944	$2,782	$110,726
Prior Years	30,039	(167)	29,872	83,636	943	84,579
Total	$77,148	$1,043	$78,191	$191,580	$3,725	$195,305

Provision for Unpaid Claims, Net of Reinsurance Recoverables
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of June 30, 2019
Current Year	$9,862	$111	$9,973	$40,665	$2,556	$43,221
Prior Years	57,584	493	58,077	65,248	3,922	69,170
Total	$67,446	$604	$68,050	$105,913	$6,478	$112,391

	As of December 31, 2018
Current Year	$40,073	$481	$40,554	$76,337	$2,556	$78,893
Prior Years	26,502	(105)	26,397	58,072	809	58,881
Total	$66,575	$376	$66,951	$134,409	$3,365	$137,774

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unpaid claims and claims adjustment expenses, beginning of period	$264,489	$204,742	$273,496	$211,648
Less: reinsurance recoverable	66,420	52,316	68,771	53,402
Net unpaid claims and claims adjustment expenses, beginning of period	198,069	152,426	204,725	158,246

Incurred related to:
Current year	31,038	33,588	66,334	67,488
Prior years	198	221	1,292	1,367
	31,236	33,809	67,626	68,855

Paid related to:
Current year	10,829	13,499	16,263	20,800
Prior years	38,035	32,180	75,647	65,745
	48,864	45,679	91,910	86,545

Net unpaid claims and claims adjustment expenses, end of period	180,441	140,556	180,441	140,556
Add: reinsurance recoverable	72,229	46,614	72,229	46,614
Unpaid claims and claims adjustment expenses, end of period	$252,670	$187,170	$252,670	$187,170

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
The change in incurred related to prior years for the three and six months ended June 30, 2019 and 2018 primarily resulted from unfavorable development on involuntary assigned risk pools and run-off commercial auto. The provision for unpaid claims and claims adjustment expenses decreased by 7.6% to $252.7 million as of June 30, 2019 compared to $273.5 million as of December 31, 2018 as a result of claim settlement activities on prior accident years.

Equity and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	June 30, 2019	December 31, 2018
Common equity	$6,058	$5,699
Common shares:
Common shares outstanding	11,942,812	11,936,970
Restricted stock units	11,682	24,932
Total common shares	11,954,494	11,961,902
Book value per common share outstanding	$0.51	$0.48

Changes to Book Value per Common Share
As of December 31, 2018		$0.48
Net loss, after tax	(0.21)
Loss reserve estimate change	(0.08)
Change in deferred tax valuation allowance	(0.06)
Loss from change in fair value of equity securities	(0.02)
Realized investment gains, after tax	0.04
Changes in unrealized gains and losses, after tax	0.32
Share-based compensation	0.04
Year-to-date increase to book value per common share		0.03
As of June 30, 2019		$0.51

The change to book value per common share is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense,’ ‘(Loss) Income from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from their parents. Refer also to the discussion above in the ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.
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

Summary of Cash Flows
($ in ‘000s)	Six months ended June 30,
	2019	2018
Net cash flows used in operating activities	$(18,957)	$(5,197)
Net cash flows provided by investing activities	38,145	15,630
Net cash flows used in financing activities	—	(3,341)
Net increase in cash	$19,188	$7,092

Cash used in operations during the six months ended June 30, 2019 was $19.0 million, compared to $5.2 million during the six months ended June 30, 2018. We receive most premiums in advance of the payment of claims. Our ability to generate positive cash flows depends on the frequency and severity of claims and the timing of collection of premiums receivable and reinsurance recoverables on paid claims.
Cash provided by investing activities during the six months ended June 30, 2019 was $38.1 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and other investments partially offset by the purchase of short-term investments and property and equipment purchases. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the six months ended June 30, 2018 was $15.6 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases.
Cash used in financing activities during the six months ended June 30, 2018 was primarily a result of shares repurchased under the Share Repurchase Program. On March 21, 2017, the Company’s Board of Directors approved a Share Repurchase Program of up to 650,000 shares of common stock. The repurchases could have been made from time to time in open market transactions, privately-negotiated transactions, block purchases, or otherwise in accordance with securities laws at the discretion of the Company’s management until March 21, 2018. The Share Repurchase Program was not extended. The Company’s decisions around the timing, volume, and nature of share repurchases, and the ultimate amount of shares repurchased, were dependent on market conditions, applicable securities laws, and other factors. During 2018, 255,505 shares were repurchased under this Share Repurchase Program.
Capital Resources
The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained earnings (deficit) and accumulated other comprehensive income.
The Insurance Subsidiaries must each maintain a minimum statutory capital and surplus of $1.5 million, $2.4 million and $3.5 million under the provisions of the Illinois Insurance Code, the Missouri Insurance Code and the New York Insurance Code, respectively. Dividends may only be paid from statutory unassigned surplus, and payments may not be made if such surplus is less than a stipulated amount. The dividend restriction for the ASI Pool Companies is the greater of statutory net income or 10% of total statutory capital and surplus. The dividend restriction for Global Liberty is the lower of 10% of statutory surplus or 100% of adjusted net investment income for the preceding twelve months. See “Explanatory Note” and “Part I, Item 2, 2019 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries during the second quarter and subsequent to June 30, 2019.

Statutory Net Loss and Surplus of Atlas’ Insurance Subsidiaries
($ in ‘000s)	June 30, 2019	December 31, 2018
Net income (loss) computed under statutory-basis accounting	$3,946	$(49,648)

Combined statutory capital and surplus	$2,425	$14,377

Atlas did not declare or pay any dividends to its common shareholders during the six months ended June 30, 2019 or during the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act, and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2019 as discussed below in connection with our internal control over financial reporting.
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
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With respect to the material weakness related to timely identification of financial closing delays and the resulting failure to timely file, the Company engaged another independent registered public accounting firm to complete the audit of its December 31, 2018 financial statements. The Company has also taken steps to monitor the progress of all aspects of its financial closing process including more detailed discussions as needed with its independent registered public accounting firm regarding insurance reserve calculations. The Company expects to file its delayed Quarterly Report on Form 10-Q for the period ending September 30, 2019 as soon as practicable.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, there have been no such changes since December 31, 2018 other than the action described in Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

10.1(1)
Transaction Agreement dated June 10, 2019 by and among Atlas Financial Holdings, Inc., American Insurance Acquisition, Inc., Anchor Group Management, Inc., American Financial Group and National Interstate Insurance Company.

10.2(1)	Warrant Agreement dated June 10, 2019 by and between Atlas Financial Holdings, Inc. and Great American Insurance Company.
10.3(1)	Registration Rights Agreement dated June 10, 2019 by and between Atlas Financial Holdings, Inc. and Great American Insurance Company.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated by reference from our Current Report on Form 8-K filed on June 13, 2019.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 26, 2020	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer