Form 10-K
period 2019-12-31
Atlas Financial Holdings, Inc.
filed 2020-12-03
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2019	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CAYMAN ISLANDS	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 AMERICAN LANE, 3RD FLOOR	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.003 par value per share	AFHIF	OTC Markets - Pink Sheets
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
Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☑
There were 11,993,293 shares of the Registrant’s common stock outstanding as of November 6, 2020, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $7.5 million (based upon the closing sale price of the Registrant’s common shares on June 30, 2019).
For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Annual Report on Form 10-K for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal year ended December 31, 2019. As previously disclosed, the Company has been unable to previously file this annual report due to delays in the year end audit process. Unless otherwise noted, disclosures in this annual report, including disclosures regarding the Company’s financial and operating condition, are as of December 31, 2019. An overview of certain developments that occurred since December 31, 2019 is included in ‘Item 1, 2020 Developments’ and “Risk Factors - Risks Related to 2020 Developments.” We expect to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 as soon as practicable.

Atlas Financial Holdings, Inc.
Index to Annual Report on Form 10-K
December 31, 2019

Part I
Item 1. Business
Overview
Atlas Financial Holdings, Inc. (“Atlas” or “We” or “the Company”) is primarily in the business of generating, underwriting and servicing commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector including taxi cabs, nonemergency para-transit, limousine/livery (including transportation network company drivers) and business auto.
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”), we are focused on maintaining and recapturing business we have historically written in the taxi, livery/limo and paratransit sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. Our Team believes that the specialized infrastructure and technology platforms we’ve developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.
With roots dating back to 1925 selling insurance for taxi cabs, certain of our subsidiaries are some of the oldest insurers of taxi and livery businesses in the United States (“U.S.”). This heritage serves as the foundation of our hyper-focused specialty insurance business that embraces continuous improvement, analytics and technology. The expanding segment of commercially licensed drivers operating through transportation network companies (“TNCs”) are included in the livery product. Our goal is to be the preferred specialty insurance provider in any geographic area where our value proposition delivers benefit to all stakeholders.
In 2019, the Company implemented a change in strategy which emphasizes the managing agency operations it owns with the objective of establishing business relationships with other unrelated insurance carriers. As part of this strategic transition, the Company expects to deploy its experience, technology and expertise in the niche segment in which Atlas traditionally focused, but de-emphasize its reliance on wholly owned insurers and rely more on external risk-taking partners. We believe that this approach will reduce certain significant risks and capital requirements related to traditional primary insurance company operations (see Item 1A., Risk Factors).
We were originally formed as JJR VI, a Canadian capital pool company, on December 21, 2009 under the laws of Ontario, Canada. On December 31, 2010, we completed a reverse merger wherein American Service Insurance Company, Inc. (“American Service”) and American Country Insurance Company (“American Country”) were transferred to us by Kingsway America Inc. (“KAI”), a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”). Prior to the transaction, American Service and American Country were wholly owned subsidiaries of KAI. American Country commenced operations in 1979. In 1983, American Service began as a non-standard personal and commercial auto insurer writing business in the Chicago, Illinois area.
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
In connection with the acquisition of American Service and American Country, we streamlined the operations of the insurance subsidiaries to focus on the “light” commercial automobile lines of business. During 2011 and 2012, we disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. Since disposing of these non-core assets and lines of business, our strategic focus became the underwriting of specialty commercial insurance for users of “light” vehicles in the U.S.

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
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas’ initial public offering in the U.S. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. At that time, Atlas’ shares began trading on the NASDAQ under the symbol “AFH” (see Item 1, 2020 Developments). The principal purposes of the initial offering in the U.S. were to create a public market in the U.S. for Atlas’ ordinary voting common shares and thereby enable future access to the public equity markets in the U.S. by Atlas and its shareholders, and to obtain additional capital for general corporate purposes and to repurchase outstanding preferred shares issued in connection with the above described reverse merger.
On June 5, 2013, Atlas delisted from the Toronto Stock Exchange.
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
On March 11, 2015, we acquired Anchor Holdings Group, Inc. (“Anchor Holdings”), a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York (“Global Liberty”), along with its affiliated entities, AGMI, Plainview Premium Finance Company, Inc. (“Plainview Delaware”) and Plainview Delaware’s wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California”), and together with Anchor Holdings, Global Liberty, AGMI, and Plainview Delaware, “Anchor,” from an unaffiliated third party for a total purchase price of $23.2 million, consisting of a combination of cash and Atlas preferred shares that was approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share). Anchor provides specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. During the fourth quarter of 2016, the Company canceled 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement due to unfavorable development of Global Liberty’s pre-acquisition claims reserves. The contingent consideration terms of the Anchor stock purchase agreement expired after a period of five years from the date of acquisition.
Prior to the strategic transition referenced above, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) and Global Liberty (together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. As previously announced, the ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019. Regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation. The Company’s current strategy focuses on AGMI’s operation as the primary go-foward business. During 2019, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. See ‘Item 1, 2020 Developments’ for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to December 31, 2019. As a result of management no longer having financial control of the

ASI Pool Companies, they have been deconsolidated from this report. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.
Competitive Strengths
Our value proposition is driven by our competitive strengths, which include the following:
Focus on niche commercial insurance business.
We target niche markets that support pricing deemed to be adequate based on historical results and subsequent estimations of future outcomes. While the commercial automobile insurance market has generally faced loss related challenges in recent years, we have endeavored to adapt to changing market needs in advance of our competitors through our strategic commitment, the use of technology, analytics and operating scale. We believe that our current managing agency based strategy will allow us to develop and deliver superior specialty insurance products and services to meet our customers' needs with a focus on innovation and a reduced need to risk the Company’s capital as compared to a traditional insurance carrier.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis. Commercial auto rates have continued to increase year-over-year with the U.S. industry reporting thirty-five (35) consecutive quarterly rate increases (source: The Council of Insurance Agents & Brokers’ Commercial Property/Casualty Market Report Q1 2020).
Strong market presence with recognized brands and long-standing distribution relationships.
Atlas and AGMI have focused on building a strong specialty brand based on our Insurance Subsidiaries’ long heritage as insurers of taxi, livery and para-transit businesses. AGMI serves as the Company’s customer facing brand identity. We believe we have strong brand recognition and long-standing distribution relationships in target markets. Our understanding of the markets we serve remains current through regular interaction with our independent retail agents. We have been pursuing and have established relationships with insurance carrier partners to complement or replace our own carriers and routinely re-evaluate all markets to assess future potential opportunities and risks. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution.
Underwriting and claims handling experience.
Atlas has extensive experience with respect to underwriting and claims management in our specialty area of insurance. Our underwriting and claims infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. Analysis of the substantial data available through our operating companies informs our product and pricing decisions. The Company’s recent results included a re-estimation of claim related reserves which has been a challenge for many, if not most, insurers in commercial auto in the U.S. in recent years. We are committed to continuous improvement related to this underwriting and claims handling experience as a core competency, especially in light of the challenges facing the commercial automobile insurance industry in general. In recent years, we invested significantly in the use of machine learning based predictive analytics in both our underwriting and claims areas to further leverage this heritage. These aspects of our business model continue to be relevant value drivers in connection with our managing general agency focused strategy.
Scalable operations.
Significant progress has been made in aligning our organization’s infrastructure cost base to our expected revenue going forward. The core functions of our Insurance Subsidiaries were integrated into a common operating platform. Management of this platform is being led by AGMI. According to data compiled by S&P Global, the total addressable market size for commercial auto in total was approximately $45 billion in direct written premiums in 2019 in the U.S. Historically, Atlas concentrated on public auto which is a smaller subset of that total market (estimated at $2 - $3 billion), and we believe that our infrastructure is well-positioned to scale to support proportionate market share of approximately 20% of that subset. In light of the challenges faced in 2019 coupled with the subsequent events disclosed in this report, we have reduced the size of our business volume and staffing (see Item 1, 2020 Developments). Commercial automobile insurance is a cyclical business, and our priority will always be to increase or decrease market share based on an expected ability to generate profitable results rather than focusing solely on top line revenue. We plan to evaluate, and where beneficial, deploy, new technologies and analytics to maximize efficiency and scalability. Our goal is to recapture historically profitable business that ceased being written or was lost in 2019 and grow incrementally through our managing agency operations of AGMI. We are also exploring potential opportunities to expand the focus of our operations beyond traditional public auto into incremental subsets of commercial auto where our operational strengths and capabilities can create value.

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

We seek to achieve our vision and mission through the design, sophisticated pricing and efficient delivery of specialty insurance products and services. Our understanding of the markets we serve will remain current through interaction with our retail producers. Analysis of the substantial data available through our operating companies will drive product and pricing decisions. We will focus on our key strengths and leverage our geographic footprint, products and services only to the extent that these activities support our vision and mission. We will target niche markets that are expected to support adequate pricing and will be best able to adapt to changing market needs ahead of our competitors due to our scaleable platform, business partnerships and strategic commitment.
Outlook
Through infrastructure re-organization, planned dispositions, and focusing on AGMI as our primary business, we have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce positive income going forward. Global Liberty’s business continues to be focused around New York based accounts, and the operation was considered discontinued operations in the fourth quarter of 2019. As a result of management no longer having control of the ASI Pool Companies, they have been deconsolidated from this report. AGMI began transitioning business to external risk taking partners, and we believe we have aligned the organization’s infrastructure cost base to our expected revenue stream and integrated the core functions of our insurance businesses into a common, best practice based, operating platform. Management believes that, over time, our insurance businesses are well-positioned to capture share in our current target markets and potentially expand into other specialty lines of commercial automobile insurance as a managing agency. Based on steps taken to wind down or sell historically challenged aspects of our business combined with the strategic change focusing on our managing agency business, we believe future results will improve. Through its Insurance Subsidiaries, external risk-taking partners, and AGMI, Atlas actively wrote business in 42 states and the District of Columbia during 2019.
We believe that the most significant opportunities going forward are:
(i) continually managing our independent retail agency and customer relationships,
(ii) increasing or decreasing premium volume in business segments to optimize profit at AGMI and our risk-taking partners,
(iii) evaluating and implementing strategic activities to optimize the value of our infrastructure and experience. Primary potential risks related to these activities include: (a) regulatory actions related to our Insurance Subsidiaries, (b) not being able to achieve the support from risk-taking or distribution partners, (c) insurance market conditions becoming “soft” for a sustained period of time, (d) marginally higher fixed costs in the near term related to the current scale of operations, and (e) the continued impact of COVID-19 on the economy and on the markets we serve, and
(iv) pursuing opportunities to leverage the proprietary optOnTM insuretech platform developed by Atlas for gig-economy drivers.
We intend to identify and prioritize market expansion opportunities based on strategic priorities, the comparative strength of our value proposition relative to competitors, the market opportunity and legal and regulatory environments.
We intend to improve profitability by undertaking the following:

Focus on profitable business.
In the past, we have identified and exited segments that are under-performing on our overall book of business. As a managing agent, we remain committed to continuing to make this a high priority with a focus on geographic, line of business level and competitive analysis. This will be important to attract and maintain external risk-taking parters and to optimize revenue and margin for AGMI over time. As the market environment evolves, our objective is to react as quickly as possible to address under performing segments and focus on more profitable ones.
Maintain legacy distribution relationships.
We build upon relationships with independent retail agents that have been our distribution partners for several years. These partners have been contracted with AGMI for a number of years, and we cultivate these relationships. We develop and maintain strategic distribution relationships with more than three hundred independent retail agents with substantial market presence in each state in which we currently operate. We expect to increase the distribution of our core products in the states where we are actively writing insurance.
Expand our market presence using our existing assets.
We are committed to diversification by leveraging our experience, historical data and market research to expand our business into previously untapped markets to the extent incremental markets meet our criteria. A significant portion of the Company’s business in recent years relates to the expansion and evolution of TNC operators. We plan to seek opportunities to expand into additional states or product lines where we are not currently active, to the extent that our market expansion criteria is met in a given state or business line and where our risk-taking partners are committed to provide support. We believe that both our “traditional” managing agency infrastructure as well as our proprietary digital insuretech platform, optOnTM are valuable assets which can be scaled significantly over time.
Develop and maintain new or existing strategic partnerships.
We plan to leverage our relationships with existing and new business partners. Our objective is to build a diversified platform with flexibility in terms of both capital support as well as partnership structures and revenue streams. We look for opportunities to leverage the investments we have made in the areas of technology and analytics in pursuit of this objective. As a managing general agency, maintaining contractual relationships with risk-taking partners is necessary in order for AGMI to issue insurance policies. In 2019, we established a relationship with one such carrier for our paratransit business and established another complementary relationship for taxi/livery/limo/TNC business (see Item 1, 2020 Developments).
Market
Our primary target market is made up of small to mid-size taxi, limousine, other livery, including TNC drivers/operators, and non-emergency para-transit operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Louisiana, Nevada and New York, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements. In these cases, we provide support in the areas of day-to-day administration consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis. Through these arrangements, we believe we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that are often highly competitive.
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global also indicates that in 2019 the total market for commercial automobile liability insurance was approximately $45.4 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition (“Soft Market”) followed by periods of reduced underwriting capacity and higher premium rates (“Hard Market”). Commercial auto insurance is currently in what has been a prolonged Hard Market with the U.S. insurance industry reporting approximately 35 sequential quarters of rate increases (source: U.S. Counsel of Insurance Agents and Brokers).
Subsequent to year end 2019, COVID-19 dramatically impacted the addressable market, and at the time of filing it is difficult to estimate the near and longer-term effect on market size and potential revenue.
Historically, operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. This may be different post COVID-19. Our target market has changed in recent years as a result of TNC and other trends related to mobility. The significant expansion of TNC has resulted in a reduction in taxi vehicles available to insure; however, it has increased the number of livery operators. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded in recent years, prior to COVID-19. At the time of this report, the impact of COVID-19 on our customers appears to have resulted in an approximate reduction of trips and vehicles in operation in the range of 30% to as much as 90% since the end of 2019. This directly impacts our revenue and the ability to generate new business.
Currently, we distribute our products only in the U.S. During 2019, most of our business was written by AGMI through our Insurance Subsidiaries, which were licensed to write P&C insurance in 49 states plus the District of Columbia. As noted previously certain state licenses held by the ASI Pool Companies were restricted, suspended or revoked. We also began to transition certain lines of business to an external risk-taking partner. The following table reflects, in percentages, the principal geographic distribution of gross premiums written in 2019. No other jurisdiction accounted for more than 5%. AGMI maintains state licenses on a nationwide basis, as required by law or regulation.

Distribution of Gross Premiums Written by Jurisdiction
New York	38.5%
California	20.6
Agency Relationships
Independent retail agents are recruited by us directly utilizing marketing efforts targeting the specialty niche upon which we focus. Interested agents are evaluated based on their experience, expertise and ethical dealing. Historically, our Company enters into distribution relationships with approximately one out of every ten agents seeking an agency contract. Our independent agent partners contract with AGMI through which business can be written with risk-taking insurance companies with whom we have entered into underwriting agreements. We do not provide exclusive territories to our independent retail agents, nor do we expect to be their only insurance market. We are generally interested in acting as one of a relatively small number of insurance partners with whom our independent retail agents place business and are also careful to try not to oversaturate the distribution channel in any given geographic market. This helps our ability to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model.
Agents receive commission as a percentage of premiums (generally 10%) as their primary compensation from us. The quality of business presented and written by each independent retail agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented under insurance policies we issue (as applicable) and overall underwriting profitability of the agent’s book of business. While we rely on our independent retail agents for distribution and customer support, underwriting and claims handling responsibilities are retained by AGMI and the risk-taking insurance companies which whom we have contractual agreements. As shown in the charts below, many of our agents have had direct relationships with our Company for a number of years.

Our agents are appointed with AGMI and are able to access programs we manage with multiple risk-taking partners. The premium reduction seen in 2019 was a result of the elimination of less profitable business coupled with the impact of the ASI Pool Companies being deconsolidated and Global Liberty being classified as discontinued operations. We maintain agreements with more than 300 active independent producers in the context of our current strategic direction and believe that AGMI’s value proposition and the programs we launched in 2019 and 2020 remain important to this distribution channel.
Seasonality
Our P&C insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Our New York “excess taxi program” has an annual renewal date in the third quarter.
Competition
The insurance industry is competitive in general. In markets in which AGMI operates, competitors enter and exit from time-to-time, and while we endeavor to monitor and understand the impact this has on our business, even a small number of market participants can impact our ability to capture market share and generate revenue. Our Company strives to deliver a strong value proposition to our agents, policyholders and business partners with the goal of maintaining a comparative advantage in various market conditions. We strive to leverage expertise, technology and analytics to generate better than industry underwriting profit for the risk-taking partners with whom AGMI contracts. While historic results have been challenging, we have implemented rate changes, analytics based underwriting as well as other process changes and shifted our business mix significantly. We believe these activities are important to produce more profitable results, especially in a changing environment.
Our Company competes on a number of factors, such as brand and distribution strength, pricing, agency relationships, policy support, specialized service and market reputation. In our core commercial automobile lines, the primary offerings are policies at the minimum prescribed limits in each state, as established by statutory, municipal and other regulations. We believe our Company differentiates itself from many larger companies competing for this specialty business by exclusively focusing on these lines of insurance. We believe our exclusive focus results in the deployment of insurance professionals who are more familiar with issues common in specialty insurance businesses and provides our customers with better service. We leverage machine learning based predictive analytics and other technologies, such as telematics, to further differentiate ourselves from our competitors. AGMI has been able to successfully establish strategic relationships with risk-taking partners based on these attributes which we believe differentiate our operations from others.
Our competitors generally fall into two categories. The first is made up of large generalist insurers who often sell their products to our niche through intermediaries, such as managing general agents or wholesalers. The second consists primarily of smaller local insurance companies. These smaller companies may focus primarily on one or more of our niche markets. Or, as is typical in the majority of geographic areas where we compete, they have a broader focus, often writing a significant amount of non-standard lines of business. As a managing general agency leveraging the assets, experience and infrastructure developed over many years in our specialized business, we believe AGMI can offer a comparative advantage relative to both of these categories of competitors.
Regulation
We are subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. Insurance companies can also be subject to so-called “desk drawer rules” of state insurance regulators, which are regulatory rules or best practices that have not been codified or formally adopted through regulatory proceedings. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our managing general agency not our security holders. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve estimation and underwriting standards.
In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Most recently, pursuant to the Dodd-Frank Regulatory Reform Act of 2010, the Federal Insurance Office was formed for the purpose of, among other things, examining and evaluating the effectiveness of the current insurance and reinsurance regulatory framework. In addition, state legislators and insurance regulators examine the appropriate nature and scope of state insurance regulation.

Many state laws require insurers to file insurance policy forms and/or insurance premium rates and underwriting rules with state insurance regulators. In some states, such rates, forms and/or rules must be approved prior to use. While these requirements vary from state to state, generally speaking, regulators review premium rates to ensure they are not excessive, inadequate or unfairly discriminatory. This could impact the timing and ability of AGMI’s implementation of programs and/or program changes with risk-taking partners.
As a result, the speed with which an insurer can change prices in response to competition or increased costs depends, in part, on whether the premium rate laws and regulations (i) require prior approval of the premium rates to be charged, (ii) permit the insurer to file and use the forms, rates and rules immediately, subject to further review, or (iii) permit the insurer to immediately use the forms, rates and/or rules and to subsequently file them with the regulator. When state laws and regulations significantly restrict both underwriting and pricing, it can become more difficult for an insurer to make adjustments quickly in response to changes, which could affect their profitability and impact programs managed by AGMI. Historical results and actuarial work related thereto are often required to support rate changes and may limit the magnitude of such changes in a given period.
In many states, managing general agencies are required to maintain specific licenses. Other corporate and individual agency licenses are also required in connection with our go-forward business strategy. AGMI is currently licensed, as required, in jurisdictions where we intend to generate business and maintaining such licenses is critical to our business model.
It is difficult to predict what specific measures at the state or federal level will be adopted or what effect any such measures would have on us, AGMI, or our Insurance subsidiaries. See “Risk Factors - Risk Related to 2020 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2019.
Employees
As of December 31, 2019, we had 211 full-time employees working within three main departments: Underwriting, Claims, and Corporate and Other. The Corporate and Other category includes executive, information technology, finance, facilities management and human resources. The Claims category includes in-house legal. As noted in other areas of this document, headcount reductions were implemented following COVID-19 in 2020 (see Item 1, 2020 Developments). Staffing is currently aligned consistent with our strategic commitment to a managing general agency model while continuing to utilize performance and productivity metrics developed over a number of years. We are committed to maintaining the appropriate level of staffing to deliver a strong value proposition to our business partners and customers while endeavoring to optimize EBITDA from AGMI.

Available Information About Atlas
The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this Annual Report on Form 10-K. Atlas files with the Securities and Exchange Commission (“SEC”) and makes available free of charge on its website the Annual Report on Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, using the “Investor Relations” heading. These reports are also available on the SEC’s website at http://www.sec.gov.

2020 Developments
As previously disclosed, the Company was unable to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 due to delays in the year end audit process. As a result, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 1, 2020, American Acquisition entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. American Acquisition has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision.
On May 8, 2020, American Acquisition and the Director (as defined below) as statutory liquidator of Gateway signed a stock purchase agreement with Buckle Corp. (“Buckle”), a technology-driven financial services company, to purchase the stock of Gateway and Gateway’s corporate charter and state licenses from its statutory rehabilitator in a collaborative transaction as an important next step in Atlas’ strategic plan. Buckle’s core business focuses on part-time transportation network company (“TNC”) drivers and is complementary to Atlas’ focus on full-time drivers in the Livery, Paratransit, Taxi and TNC segments.
On June 10, 2020, the required court orders were entered to place Gateway in liquidation, with the Director of Insurance of the State of Illinois (the “Director”) acting as the statutory liquidator. This was necessary to facilitate the above described transaction with Buckle. The the sale of stock, charter and state licenses of Gateway to Buckle closed effective June 16, 2020. The Company and Buckle entered into an underwriting agreement whereby Gateway under Buckle’s ownership became a risk-taking partner for AGMI. The Company and Buckle also entered into a professional services agreement in furtherance of related strategic activities.
Subsequent to the Gateway transaction, Buckle proposed terms to acquire the stock, charter and state licenses of American Country and American Service. In connection therewith, a required court order was entered on August 11, 2020 to place American Country and American Service in liquidation, with the Director acting as the statutory liquidator. American Acquisition and the Director as statutory liquidator of American County and American Service signed a stock purchase agreement on November 2, 2020. The closing of this pending transaction is subject to regulatory approval and other conditions.
In July 2020, the Company announced that AGMI’s underwriting agreement with National Interstate Insurance Company (“National Interstate”), for paratransit business was extended and expanded. Further to the extension and expansion, the Company and National Interstate executed a renewal rights agreement with respect to paratransit accounts with eight or more vehicles (“Large Paratransit Accounts”). Pursuant to this agreement, the Company and National Interstate will work together to transition the handling of Large Paratransit Accounts to NATL. The Company received $2.9 million as consideration from National Interstate as consideration for this transaction. Under the previously announced expanded agreement AGMI will manage owner operators and fleets with seven or less vehicles (“Small Paratransit Accounts”) until at least August 2021. If the Small Paratransit Account program is not extended further, NATL continues to retain the option to purchase renewal rights on this segment at the expiration of the agreement period. Under the terms of the agreements, the Company will not compete with NATL for Large Paratransit Accounts for a period of three years following the Large Paratransit Account renewal rights transaction. Other previously disclosed material terms of the agreements between the parties remains unchanged.
The Company’s numerous Current Reports on Form 8-K and press releases since December 31, 2019 provide more detailed disclosures regarding the above events.
In light of the impact of COVID-19 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives in 2020, including reduction in employee headcount which will be reflected in subsequent financial statements.

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
Risks Related to 2020 Developments
The delisting of our common stock would materially and adversely affect our stock price, financial condition and/or results of operations.
As a result of the need for additional time to complete our year-end audit process for the fiscal year ended December 31, 2019, we were unable to file this Annual Report on Form 10-K with the SEC on a timely basis. We also have yet to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, as we could not file the Quarterly Report until this Annual Report on Form 10-K was filed. As disclosed in the 2020 Developments section of this report, the Company’s stock was suspended from the NASDAQ and was formally delisted on November 6, 2020.
Delisting will likely have a material adverse effect on us by, among other things, reducing:

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
Regulatory Developments
As previously disclosed, during 2019, the ASI Pool Companies were subject to an agreed order of rehabilitation with the Illinois insurance regulator following discussions of reserve levels. As disclosed in the 2020 Developments section of this report, the ASI Pool Companies were placed in liquidation during 2020. During the fourth quarter of 2019, Global Liberty was classified as discontinued operations. Therefore, the future performance and financial results of the Company are reliant on the results of AGMI and other strategic initiatives. The Company’s objective continues to be working with insurance regulators to achieve the best outcome for all stakeholders in connection with the residual value of the ASI Pool Companies; however, the value of the stock of these subsidiaries to the Company is uncertain and may be zero. In addition, the Company agreed that should it choose to sell its MGA operations, 49% of the proceeds from any future sale of AGMI would be provided to the estates of the ASI Pool Companies. While the Company maintains the final claim against the estate as 100% indirect shareholder, there can be no assurance that any portion of the proceeds allocated to the ASI Pool Companies or their estate(s) would be available for distribution to the Company.
Risks Relating to our Business Generally
An economic downturn, as well as unstable economic conditions in the states in which we operate, could adversely affect our results of operations and financial condition.
A decline in economic activity could adversely impact us in future years as a result of reductions in the amount of insurance coverage that our clients purchase due to reductions in their businesses. Any such reduction or decline (whether caused by an overall economic decline or declines in certain industries) could adversely impact our revenues. Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectibility of receivables could be adversely affected.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
We derive much of our revenue from commissions and fees from our managing general agency. While we have a role in connection with pricing-related activities, we do not ultimately determine the insurance premiums on which our commissions are generally based as rate levels require input and approval from both our risk-taking partners as well as state insurance regulators. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our revenues and profitability can be volatile or remain depressed for significant periods of time.
As underwriting enterprises outsource the production of premium revenue to non-affiliated agents such as us, those companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to forecast our commission revenues precisely, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, debt repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.
In addition, there have been and may be various trends in the insurance industry toward alternative insurance markets, including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While historically we have been able to participate in certain of these activities on behalf of our clients and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than variable commission rates. This could negatively impact us, because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
The highly competitive environment in which we operate could have an adverse effect on our business, results of operations and financial condition.
The commercial automobile insurance business can be highly competitive in general and also in our target markets, and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines, and more widespread agency relationships than we have. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage.
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

Our ability to maintain programs with risk-taking partners may depend on the availability and cost of reinsurance coverage.
Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. Most insurance companies use reinsurance arrangements to limit and manage the amount of risk they retain, to stabilize underwriting results and to increase underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance will increase risk of loss. We may be unable to maintain programs if desired reinsurance coverage, or reinsurance coverage in adequate amounts and at favorable rates, is unavailable.
Our geographic concentration ties our performance to the business, economic, regulatory and other conditions of certain states.
Some jurisdictions generate a more significant percentage of our total premiums than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of P&C insurance policies. Given our geographic concentration, negative publicity regarding our products and services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in a particular market.
The level of revenue generated by our business impacts profitability, especially in the near-term. We may experience difficulty in managing historic and future growth, which could adversely affect our results of operations and financial condition.
Maintaining and/or increasing our current level of revenue would require geographic expansion and increased market share via our expanded distribution network. Continued growth could impose significant demands on management, including the need to identify, recruit, maintain and integrate additional employees. Growth may also place a strain on management systems and operational and financial resources, and such systems, procedures and internal controls may not be adequate to support operations as they expand. Incremental merger and acquisition activities could affect our minimum efficient scale. Alternatively, a reduction in revenue creates potential challenges in terms of expense ratios and other factors that could have an adverse impact on profit.
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
We market and distribute our insurance programs exclusively through independent insurance agents and specialty insurance brokers. As a result, our business depends in large part on the marketing efforts of these agents and brokers and on our ability to offer insurance products and services that meet the requirements of the agents, the brokers and their customers. However, these agents and brokers are not obligated to sell or promote our products and many sell or promote competitors’ insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to attract and retain independent agents and brokers to sell our insurance products. Our inability to retain independent agents and brokers or the failure or inability of independent agents and brokers to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.
We rely on independent agents and other producers to submit insurance applications into our systems and to collect premiums from our policyholders, which exposes us to risks that our producers fail to meet their obligations to us.
We market and distribute automobile insurance products through a network of independent agents and other producers in the U.S. The producers submit business through our wholly owned subsidiary AGMI. We rely, and will continue to rely, heavily on these producers to attract new business. Independent producers generally have the ability to bind insurance policies and collect premiums on our behalf, actions over which we have a limited ability to exercise preventative control. Although underwriting controls and audit procedures are in place with the objective of providing control over this process, such procedures may not be successful, and in the event that an independent agent exceeds their authority by binding us on a risk that does not comply with our underwriting guidelines, we may be at risk for that policy until we effect a cancellation. Any improper use of such authority may result in claims that could have a material adverse effect on our business, results of operations and financial condition. In addition, in accordance with industry practice, policyholders often pay the premiums for their policies to producers for payment to us. These premiums may be considered paid when received by the producer, and thereafter, the customer is no longer liable to us for those amounts, whether or not we have actually received these premium payments from the producer. Consequently, we assume a degree of risk associated with our reliance on independent agents in connection with the settlement of insurance premium balances.
If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, “Insuretech” start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. If we fail to develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards, our value proposition and operating efficiency could be adversely affected. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.
In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

The occurrence of widespread health emergencies could have a material adverse effect on our business and results of operations.
The recent outbreak of coronavirus (“COVID-19”), which has been identified as a “pandemic”, has resulted in decreased economic activity and ongoing health concerns, which have adversely affected the broader global economy. Federal, State and local governments have taken a variety of actions in efforts to lessen the effects of the pandemic on individuals. Federal and global actions designed to reduce the adverse impact on the U.S. and European economies have been taken and others may be forthcoming. At this time, the extent to which COVID-19 and resulting consequences may impact our business and results of operations, and the duration of such impact, is uncertain. However, health emergencies such as COVID-19 or related significant public health and safety events, such as quarantine measures, travel restrictions, and the potential impact on our business partners and customers could have a material adverse effect on our business and delay the implementation of our business strategy. As noted earlier in this document, our customers’ business activity has been reduced significantly which has a negative effect on our revenue and business opportunity. Civil unrest, whether related or unrelated to COVID-19, could also have an adverse impact on our customers, business partners, or our own business.
Regulatory, Legal and Accounting Risks
We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.
As a holding company that owns insurance businesses domiciled in the U.S., we and our subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than security holders, and are related to matters, including, but not limited to:

•	rate setting;

•	regulatory capital ratios and solvency requirements;

•	restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;

•	the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;

•	restrictions on the types of terms that can be included in insurance policies;

•	standards for accounting;

•	marketing practices;

•	claims settlement practices;

•	the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;

•	requirements to comply with medical privacy laws as a result of our administration of Gateway’s run-off and American Country’s transportation workers’ compensation business;

•	underwriting requirements related to Global Liberty’s run-off property insurance program;

•	the licensing of insurers and their agents;

•	limitations on dividends and transactions with affiliates;

•	approval of certain reinsurance transactions;

•	insolvency proceedings;

•	ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and

•	data privacy.
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
State insurance departments conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws, regulations and rules and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of laws, regulations and rules. Changes in the level of regulation of the insurance industry or changes in laws, regulations and rules themselves or interpretations thereof by regulatory authorities could have a material adverse effect on our operations. Insurance regulators also have the power to place our Insurance Subsidiaries into various forms of statutory receivership in certain circumstances (see Item 1, 2020 Developments).
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
We may, from time to time, be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication, including claims alleging that we or our subsidiaries have acted in bad faith in the administration of claims by our policyholders;

•	disputes regarding sales practices, disclosure, policy issuance and cancellation, premium refunds, licensing, regulatory compliance, setting of appropriate reserves and compensation arrangements;

•	limitations on the conduct of our business;

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
From time to time, the Company is subject to governmental or administrative investigations and proceedings. We can be subject to regulatory action, restrictions or heightened compliance or reporting requirements in certain states. If we are not able to successfully comply with or lift the heightened compliance or disclosure requirements applicable in one or more of these states or any new requirements that a state may impose in the future, we may not be able to expand our operations in such state in accordance with our growth strategy or we could be subject to additional regulatory requirements that could impose a material burden on our expansion strategy or limit or prohibit our ability to write new and renewal insurance policies in such state. Any such limitation or prohibition could have a material adverse effect on our results of operations and financial condition and on our ability to execute our strategy in the future. The result of these inquiries could lead to additional requirements, restrictions or limitations being placed on us or our Insurance Subsidiaries, any of which could increase our costs of regulatory compliance and could have an adverse effect on our ability to operate our business. As a general matter, we cannot predict the outcome of regulatory investigations, proceedings and reviews and cannot guarantee that such investigations, proceedings or reviews or related litigation or changes in operating policies and practices would not materially and adversely affect our results of operations and financial condition. In addition, we have experienced difficulties with our relationships with regulatory bodies in various jurisdictions, and if such difficulties arise in the future, they could have a material adverse effect on our ability to do business in that jurisdiction (see Item 1, 2020 Developments).
Failure to maintain the security of personal data and the availability of critical systems may result in lost business, reputational damage, legal costs and regulatory fines.
Our subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. Various laws and regulations govern the use and storage of such data, including, but not limited to, social security numbers, credit card and banking data. The Company’s data systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These risks and regulatory requirements related to personal data security expose the Company to potential data loss, damage to our reputation, compliance and litigation, regulatory investigation and remediation costs. In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security standard for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent our subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on our subsidiaries. There can be no assurances that our preventative actions will be sufficient to prevent or mitigate the risk of cyber-attacks.
Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.
We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country, which may create inconsistent or conflicting requirements. Complying with enhanced obligations imposed by various new and emerging laws is resulting in significant costs of developing, implementing or securing our servers and is requiring us to allocate more resources to new privacy compliance processes and to improved technologies, adding to our IT and compliance costs.
If our company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies would result and certain adverse tax rules would apply.
Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended (“IRC”), the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat our company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If the Company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both the Company and the recipients and holders of stock in the Company, including that dividend distributions from our subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards (“NOLs”) that could have otherwise been utilized.
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
NOLs and other carryforwards generated in 2018 and 2019 could be limited by IRC Section 382.
Further limitations on the utilization of losses may apply because of the “dual consolidated loss” rules, which will also require the Company to recapture into income the amount of any such utilized losses in certain circumstances. As a result of the application of these rules, the future tax liability of the Company and our subsidiaries could be significantly increased. In addition, taxable income may also be recognized by our Company or our Insurance Subsidiaries in connection with the 2010 reverse merger transaction.
We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.
We are or have been subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide underwriting enterprises with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory, pension and claims handling services. There is the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis. Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients. If these clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.
Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to the impact of the adoption of and accounting under Topic 606. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Further, as additional guidance relating to the Tax Act is released, our estimates related to the Tax Act may change. Additionally, changes in accounting standards (see Note 2 to our 2019 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.
Risks Relating to our Investments, Debt and Common Stock
Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.
Especially in our Insurance Subsidiaries, we depend on income from our securities portfolio for a portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. To the extent applicable based on our strategic focus and business operations (see Item 1, 2020 Developments), we currently maintain and intend to maintain a securities portfolio comprised primarily of investment grade fixed income securities. Despite the Company’s best efforts, we cannot predict which industry sectors or specific investments in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments. In addition, certain of our investments, including our investments in limited partnerships owning income producing properties, are illiquid and difficult to value.
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
Sources of economic and market instability include, but are not limited to, the impact of the United Kingdom European Union membership referendum (“Brexit”), a potential economic slowdown in Europe, China or the U.S., the impact of trade negotiations, reduced accommodation from the Federal Reserve and other Central Banks, and the effects of a pandemic or other health crisis (see “The occurrence of widespread health emergencies could have a material adverse effect on our business and results of operations.” above).
Risks from these events, or other currently known or unknown events could lead to worsening economic conditions, widening of credit spreads or bankruptcies which could negatively impact the financial position of the company.
Atlas’ Insurance Subsidiaries’ portfolios are managed by an SEC registered investment adviser specializing in the management of insurance company portfolios. We and our investment manager consider these issues in connection with current asset allocation decisions with the object of avoiding them going forward. However, depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. There can be no assurance that the market outlook will improve in the near future. We previously experienced and could experience again a reduction in capital in certain of our Insurance Subsidiaries below levels required by the regulators in the jurisdictions in which we operate.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of December 31, 2019, we had total debt outstanding of approximately $25 million. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. If Atlas incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, Atlas’ ability to pay its obligations on its senior unsecured notes (“Senior Unsecured Notes”) could be adversely affected. Although the Senior Unsecured Notes are “senior notes,” they would be subordinate to any senior secured indebtedness the Company may incur and structurally subordinate to all liabilities of Atlas’ subsidiaries, which increases the risk that Atlas will be unable to meet its obligations on the Senior Unsecured Notes when they mature. Atlas’ ability to pay interest on the Senior Unsecured Notes as it comes due and the principal of the Senior Unsecured Notes at their maturity may be limited by regulatory constraints, including, without limitation, state insurance laws that limit the ability of Atlas’ insurance company subsidiaries to pay dividends. Especially in the context of rehabilitation, certain of our Insurance Subsidiaries are restricted from distributing capital to the holding company, which could impact the ability to pay debt obligations in the future. See “Item 1, Business” and “Item 1A, Risk Factors - Risks Related to 2020 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2019.
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
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may adversely affect the market price of our common stock.
Stockholder class action lawsuits may be instituted against us following a period of volatility in our stock price. Any such litigation could result in substantial cost and a diversion of management’s attention and resources. At this time this report was filed, the Company’s common shares were listed on the OTC Pink Stock Exchange (see Item 1, 2020 Developments).
We may not have access to capital or risk-taking partners in the future.
We may need new or additional financing in the future to conduct our operations or expand our business. However, we may be unable to raise capital on favorable terms, or at all, including as a result of disruptions, uncertainty and volatility in the global credit markets, or due to any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally. From time to time, we may rely on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. AGMI’s business model relies on contractual arrangements with risk-taking partners to issue insurance policies. Pursuant to the terms of our contractual relationships with such partners, programs may not be renewed in the future and we may not be able to establish relationships with additional partners to support existing or new business.
The limited public float and trading volume for our shares may have an adverse impact on the share price or make it difficult to liquidate.
Our securities are held by a relatively small number of shareholders. Future sales of substantial amounts of our shares in the public market, or the perception that these sales could occur, may adversely impact the market price of our shares, and our shares could be difficult to liquidate. At this time this report was filed, the Company’s common shares were listed on the OTC Pink Stock Exchange, which reduces liquidity (see Item 1, 2020 Developments).
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

Risks primarily related to our Insurance Subsidiaries
As noted in Item 1, three of the Insurance Subsidiaries have been deconsolidated in this report in connection with being placed into rehabilitation, and the fourth Insurance Subsidiary is classified as discontinued operations (see Item 1, 2020 Developments).
The Insurance Subsidiaries’ provisions for unpaid claims and claims adjustment expenses may be inadequate, which would result in a reduction in our net income and might adversely affect our financial condition.
The value of our Insurance Subsidiaries or their estates in liquidation depends upon the ability to cover liabilities with the assets of the estate. Prior to the ASI Pool Companies being put into rehabilitation in 2019, we historically established reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we wrote. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims and claims adjustment expenses do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims and claims adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilized third party actuarial firms to assist us in estimating the provision for unpaid claims and claims adjustment expenses. These estimates were based upon various factors, including:

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
Government regulators could require that we increase reserves if they determine that provisions for unpaid claims are understated. Increases to the provision for unpaid claims and claims adjustment expenses cause a reduction in an insurance subsidiary’s surplus, which could cause a downgrading of its rating. Any such downgrade could, in turn, adversely affect their ability to sell insurance policies.

The value of our Insurance Subsidiaries depends on our ability to accurately price the risks we underwrite.
Our results of operations and the financial condition of the Insurance Subsidiaries depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay claims, claims adjustment expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of claims with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties.
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
Atlas’ Insurance Subsidiaries are subject to minimum capital and surplus requirements imposed under laws of the states in which the companies are domiciled as well as in the states where we conduct business. Any failure by one of our Insurance Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Subsidiaries, which we may not be able to do. As discussed above, the ASI Pool Companies were placed into rehabilitation during 2019, and in 2020 were placed into liquidation. As indicated elsewhere in this document, certain of the ASI Pool Companies’ state license were restricted, suspended, or revoked before and after the were placed into rehabilitation. See “Risk Factors - Risks Related to 2020 Developments - Regulatory Developments” for certain developments with respect to the Insurance Subsidiaries subsequent to December 31, 2019.

We are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may impact our Insurance Subsidiaries.
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
Because the our subsidiaries provide commercial automobile insurance, conditions in that industry could adversely affect their business.
The majority of the gross premiums written by our subsidiaries are generated from commercial automobile insurance policies. Adverse developments in the market for commercial automobile insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The Insurance Subsidiaries’ and AGMI’s commercial automobile insurance business may also be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact profitability. Legacy business previously written by us also includes private passenger auto, surety and other P&C insurance business. Adverse developments relative to previously written or current business could have a negative impact on our results.

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
We also lease four additional office spaces to support regional underwriting, claims, and corporate and other operations. The St. Louis, Missouri lease is 4,375 square feet of office space and effective through June 2021. The Manhattan, New York lease is 1,796 square feet of office space was effective through February 2020 at which point it was not renewed. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through March 2022. The Scottsdale, Arizona lease is 2,107 square feet of office space and effective through November 2020, which we did not renew upon expiration.
We own one property in Alabama, which comprises approximately 13.6 acres of land and is currently held for sale.
Item 3. Legal Proceedings
On March 5, 2018, a complaint was filed in the U.S. District Court for the Northern District of Illinois asserting claims under the federal securities laws against the Company and two of its executive officers on behalf of a putative class of purchasers of the Company’s securities, styled Fryman v. Atlas Financial Holdings, Inc., et al., No. 1:18-cv-01640 (N.D. Ill.). Plaintiffs filed amended complaints on July 30, 2018, April 9, 2019, and June 12, 2019. In the third amended complaint, the plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class consisting of purchasers of the Company’s securities between February 22, 2017 and April 30, 2019, alleging that the defendants made allegedly false and misleading statements regarding the adequacy of the Company’s insurance reserves.
Defendants filed a motion to dismiss the third amended complaint, which the Court granted, with leave to amend, in an opinion and order entered on May 26, 2020.  In its opinion, the Court held that plaintiffs had failed to adequately allege any false or misleading misstatement of material fact concerning the Company’s insurance reserves and failed to allege facts that would support the required strong inference of scienter. Plaintiffs filed a fourth amended complaint on June 30, 2020, in which the claims asserted are substantially similar to those asserted in the third amended complaint.  Defendants filed a motion to dismiss the fourth amended complaint on August 17, 2020. Briefing was completed on November 2, 2020.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of November 6, 2020, there were approximately 2,923 shareholders of record of our ordinary voting common shares. Our ordinary voting common shares have been listed on the NASDAQ under the symbol “AFH” since February 12, 2013 and were previously listed on the Toronto Stock Exchange - Venture (“TSXV”) under the same symbol beginning January 6, 2011 (see Item 1, 2020 Developments). On June 5, 2013, the Company delisted from the TSXV. As of November 6, 2020, there were 11,993,293 ordinary voting common shares and no restricted voting common shares outstanding.
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
Due to insurance regulations there are restrictions on our Insurance Subsidiaries (American Country, American Service, Gateway and Global Liberty) that limit the Company’s ability to pay dividends. We did not pay any dividends to our common shareholders during 2018, 2019 or to-date in 2020, and we have no current plans to pay dividends to our common shareholders. See ‘Part II, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources’ for further discussion of regulatory dividend restrictions.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)[2]	Weighted average exercise price of outstanding options, warrants and rights (b)[3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4]
Equity compensation plans approved by security holders[1]	402,195	—	792,086

[1]	The Company has no equity compensation plans that were not approved by its security holders.

[2]	Summation of 402,195 shares outstanding under the January 18, 2011, March 6, 2014 and the March 12, 2015 equity compensation plans.

[3]	Average price not computed due to currency differences.

[4]	Equal to the remainder allowable according to the 2013 Equity Incentive Plan (10% of issued and outstanding ordinary voting common shares).
Purchases of Equity Securities
No unregistered securities were sold during 2019. No repurchases of equity securities were made during the three month period ended December 31, 2019.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this item.

Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In this discussion and analysis, the term “common share” refers to the summation of restricted voting common shares, ordinary voting common shares and participative restricted stock units when used to describe earnings (loss) or book value per common share. All amounts are in U.S. dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts.
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
I. Company Overview
We are a technology driven financial services holding company incorporated under the laws of the Cayman Islands. Our primary business is generating, underwriting and servicing commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector.
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”), we are focused on maintaining and recapturing business we have historically written in the taxi, livery/limo and paratransit sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. We believe that the specialized infrastructure and technology platforms we’ve developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.
The sector on which we traditionally focused includes taxi cabs, non-emergency para-transit, limousine, livery, including certain transportation network companies (“TNCs”) drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. During 2019, our Insurance Subsidiaries were licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the United States (“U.S.”) (see Item 1, 2020 Developments). As noted elsewhere in this report, certain state licenses held by the ASI Pool companies were restricted, suspended or revoked. As of the end of 2019, the ASI Pool Companies were no longer writing new insurance policies and began non-renewing existing policies. AGMI distributes our products through a network of independent retail agents, and actively wrote insurance in 42 states and the District of Columbia during 2019. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Industry Trends
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global indicates that in 2019 the total market for commercial automobile liability insurance was approximately $45.4 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition (“Soft Market”) followed by periods of reduced underwriting capacity and higher premium rates (“Hard Market”). As the the filing of this report, commercial auto insurance has been in a prolonged Hard Market with approximately 35 consecutive quarters of rate increases (source: U.S. Counsel of Insurance Agents and Brokers).
Historically, operators of “light” commercial automobiles were expected to be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. Our target market has changed in recent years as a result of TNC and other trends related to mobility. The significant expansion of TNC has resulted in a reduction in taxi vehicles available to insure; however, it has increased the number of livery operators. Market research also suggests that the combined addressable markets between traditional taxi, livery and TNC companies expanded during this period.
Factors Affecting Our Results of Operations
We generate commission revenue from selling policies in the commercial auto markets on behalf of our insurance carrier partners, which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents whom we believe are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents, comprised of both existing core agents and the number of new agents that we contract to sell new policies. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to maintain agent productivity.
The amount of revenue we expect to recognize is based on multiple factors, including our commission rates with our insurance carrier partners and the market demand for the types of products we offer. The higher our hit ratios on new policies and the higher the our retention ratios the more revenue we expect to generate. Additionally, we may earn certain volume-based compensation from some unrelated risk taking partners , which can include a renewal rights component. Our goal is to maximize policyholder lifetime value by optimizing efficiency and scale, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience by endeavoring to support our distribution channel effectively and providing insurance solutions that meet the specific needs of our customers.
Recent Events
Prior to the strategic transition referenced above, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) and Global Liberty (together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. As previously announced, the ASI Pool Companies were in rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019. Regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019 we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. See ‘Item 1, 2020 Developments’ for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to December 31, 2019. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from this report. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.
In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. With social distancing measures having been implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all of our employees. We believe our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment and that our technology platforms continue to provide agents with tools and company contacts necessary to quote our products to our markets.
COVID-19 has dramatically reduced the addressable market. At the time of filing, it is difficult to estimate the near and longer-term impact on market size and potential revenue, and the impact of COVID-19 on our customers appears to have resulted in an approximately reduction of trips and vehicles in operation in the range of 30% to as much as 90% as compared to the end of 2019. This directly impacts our revenue and the ability to generate new business.
II. Application of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

•	Revenue recognition

•	Fair value of financial assets;

•	Impairment of financial assets;

•	Deferred policy acquisition costs;

•	Valuation of deferred tax assets.
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
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors such as the determination of the policy price. Before the adoption of ASC 606, we were already using a similar method to calculate the revenue value of commission on premiums written through affiliates so we believe we have the ability to make reasonable estimates for these items and have the appropriate accounting policies and controls in place to do so. The uncertainty associated with the variable consideration is subsequently resolved when the policy is issued, renews, and any adjustments are recognized to the underlying premium in the period incurred.

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
Atlas’ fixed income portfolio is managed by a Securities and Exchange Commission (“SEC”) registered investment adviser specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment advisor has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place and market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2019, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
Atlas employs specific control processes to determine the reasonableness of the fair value of its financial assets. These processes are designed to supplement those performed by our external portfolio manager to help ensure that the values received from them are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, Atlas assesses the reasonableness of individual security values which have stale prices or whose changes exceed certain thresholds as compared to previous values received from our external portfolio manager or to expected prices. The portfolio is reviewed routinely for transaction volumes, new issuances, any changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for market valuations. When fair value determinations are expected to be more variable, they are validated through reviews by members of management or the Board of Directors who have relevant expertise and who are independent of those charged with executing investment transactions.
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
Under U.S. GAAP, with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net realized gains (losses) on investments in the consolidated statements of operations. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net realized gains (losses) on investments in the consolidated statements of operations to the extent that the fair value is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in accumulated other comprehensive (loss) income, net of applicable income taxes.
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts’ reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a charge to earnings (see ‘Part II, Item 8, Note 5, Investments’ in the Notes to Consolidated Financial Statements).

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
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the DTAs. Atlas performs an assessment of recoverability of its DTAs on a quarterly basis. If, based on the weight of available evidence, it is more likely than not the DTAs will not be realized, a valuation allowance is recognized in income in the period that such determination is made. Atlas has recorded a valuation allowance of $32.5 million and $29.4 million for its gross future deferred tax assets as of December 31, 2019 and 2018, respectively.
III. Operating Results
Highlights

•	Gross premiums written were $160.7 million in 2019, a decrease of 32.8% from $239.1 million in 2018.

•	Total revenue was $120.6 million in 2019 compared to $191.4 million in 2018.

•	Underwriting loss was $9.0 million in 2019 compared to an underwriting loss of $52.4 million in 2018.

•
Net loss from continuing operations was $13.0 million (including $4.4 million of loss on disposal of the ASI Pool entities), or $1.09 loss per common share diluted, in 2019 compared to a net loss from continuing operations of $68.6 million, or $5.72 loss per common share diluted, in 2018, representing an increase in earnings per common share diluted of $4.63.

•
Net loss from discontinued operations was $7.4 million, or $0.62 loss per common share diluted in 2019 compared to a net loss from discontinued operations of $11.4 million, or $0.95 loss per common share diluted, in 2018, representing an increase in earnings per common share diluted of $0.33.

•	Including the change in accounting treatment in the fourth quarter of 2019, book value per common share decreased $1.19 to $(0.71) as of December 31, 2019 from $0.48 as of December 31, 2018.

Consolidated Performance
($ in ‘000s, except per share data)	Year ended December 31,
	2019	2018
Gross premiums written	$160,684	$239,074
Net premiums earned	110,241	180,686
Commission income	7,458	7,877
Net claims incurred	80,767	182,256
Underwriting expense:
Acquisition costs	11,825	28,383
Expenses incurred (recovered) related to acquisitions and stock purchase agreements	—	(520)
DPAC amortization	1,498	(225)
Other underwriting expenses	32,651	31,021
Total underwriting expenses	45,974	58,659
Underwriting loss	(9,042)	(52,352)
Net investment income	1,902	1,793
Goodwill and intangible asset impairment loss	(740)	(2,726)
Loss from operating activities, before income taxes	(7,880)	(53,285)
Interest expense	(1,466)	(1,869)
Loss from change in fair value of equity securities	(277)	(198)
Realized gains and other income	1,274	1,220
Loss on disposal of subsidiaries	(4,427)	—
Net loss before income taxes	(12,776)	(54,132)
Income tax expense	223	14,494
Loss from discontinued operations, net of tax	(7,427)	(11,386)
Net loss	$(20,426)	$(80,012)

Key Financial Ratios[1]
Loss ratio	73.3%	100.9%
Underwriting expense ratio:
Acquisition cost ratio	10.7	15.8
Expenses incurred (recovered) related to acquisitions and stock purchase agreements ratio	—	(0.2)
DPAC amortization ratio	1.4	(0.1)
Other underwriting expense ratio	29.6	17.2
Total underwriting expense ratio	41.7	32.5
Combined ratio	115.0%	133.4%
(Loss) earnings per common share diluted	$(1.09)	$(5.72)
Book value per common share	$(0.71)	$0.48

[1]	Ratios are calculated as a percentage of net premiums earned.

Revenues
Historically, our revenues were derived primarily from premiums from our insurance policies and income from our investment portfolio. As a larger percentage of our premium is written by AGMI with unrelated strategic risk-taking partners, commission is expected to represent the majority of the Company’s revenue going forward. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies we own and with whom we partner. The Company’s philosophy is to prioritize improvement in profit margin over top line growth. As with all P&C insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
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
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we write and of the claims experience of the underlying risks. We record net claims incurred based on an actuarial analysis of the estimated claims we expect to be reported on contracts written. We seek to establish case reserves at our Insurance Subsidiaries at the maximum probable exposure, based on our historical claims experience and, beginning in 2016, the use of claim related predictive analytics. Our ability to estimate net claims incurred accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period, as well as estimation of potential future trends or changes. While the Company has always relied on independent actuarial professionals and internal controls in this regard, the estimation of reserves is inherently uncertain. We are committed to continuous improvement in this area of our business. As a result of the ASI Pool Companies being placed in rehabilitation by the Illinois Department of Insurance, management of the Company no longer has the authority to establish reserves for these entities. The strategic shift undertaken by the Company coupled with regulatory actions related to the ASI Pool Companies had a major effect on our business. Expenses related to the deconsolidated entities no longer have an impact on our operating results beginning in Q4 2019. Also, beginning in Q4 2019, Global Liberty is classified as a discontinued operation and its expenses will be considered as such. Going forward, all expenses will be related to the MGA, to optOnTM and to the parent company structure.
Acquisition costs at our Insurance Subsidiaries consist principally of brokerage and agent commissions and, to a lesser extent, premium taxes. The commissions paid to our external producers are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses. We believe that because a portion of our personnel expenses are relatively fixed in nature, changes in premium writings may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI for the discontinued operations of Global Liberty, the Q4 2019 policies managed for the deconsolidated ASI Pool Companies and the external program related to National Interstate.
Gross Premiums Written
Re-underwriting actions began in 2017 in response to the Company’s higher commercial auto loss trends in recent years. These actions resulted in a combination of rate increases and the non-renewal of certain under performing accounts in 2018. Starting in 2016, we saw a decline in our taxi business as some passengers and drivers migrated to a TNC market. However, this was generally offset by corresponding growth in our limousine and livery business. Growth in vehicle count in our limousine and livery business is positively influenced by passengers and drivers increasingly participating in the TNC market. With an ever-aging population that has better medical care and longer lifespans, the demand for para-transit services continues to rise. We anticipate that para-transit businesses may need to collaborate with ride-sharing companies in order to meet the increase in demand. Recognizing that ride-share drivers have unique insurance risks, Atlas developed a new mobile, on-demand, commercial insurance product for ride-share drivers, optOnTM, which we launched as an Illinois only pilot in October 2018. The easy-to-use mobile app provides short-term primary insurance coverage for ride-share drivers across all ride-share driving periods in a fully digital ecosystem with premium priced per mile. The Company is evaluating the best way to strategically expand on this technology.

Gross premiums written were $160.7 million in 2019 compared to $239.1 million in 2018, representing a decrease of 32.8%. The decrease is primarily due to re-underwriting activities during the first half of calendar year 2019 as well as the deconsolidation of policies for the ASI Pool Companies beginning in Q4 2019. These gross premiums written amounts do not include premiums produced by AGMI with non-owned risk taking partners.

Gross Premiums Written by Line of Business
($ in ‘000s)	Year ended December 31,		% Change
	2019	2018	2019 vs. 2018
Commercial automobile	$138,034	$237,729	(41.9)%
Other	22,650	1,345	1,584.0
Total	$160,684	$239,074	(32.8)%

Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Year ended December 31,
	2019		2018
New York	$61,902	38.5%	$82,207	34.4%
California	33,062	20.6	44,924	18.8
Virginia	7,840	4.9	9,119	3.8
Illinois	6,439	4.0	11,599	4.9
Minnesota	4,203	2.6	5,862	2.5
Louisiana	4,190	2.6	7,526	3.1
Texas	3,753	2.3	7,017	2.9
Georgia	3,670	2.3	5,768	2.4
Ohio	3,282	2.0	7,335	3.1
Nevada	2,678	1.7	5,947	2.5
Other	29,665	18.5	51,770	21.6
Total	$160,684	100.0%	$239,074	100.0%

As illustrated by the table above, 38.5% and 34.4% of Atlas’ gross premiums written with our Insurance Subsidiaries in 2019 and 2018, respectively, came from New York. The five states currently producing the most premium volume accounted for 70.6% of gross premiums written in 2019, as compared to 64.4% in 2018.
Ceded Premiums Written
Ceded premiums written is equal to premiums ceded under the terms of Atlas’ in force reinsurance treaties. Atlas generally purchased reinsurance in an effort to limit net exposure on any one claim to a maximum amount of $500,000 with respect to commercial automobile liability claims. This Excess of Loss reinsurance was primarily secured through General Reinsurance Corporation (“Gen Re”), a subsidiary of Berkshire Hathaway, Inc. Atlas also purchased reinsurance from Gen Re in an effort to protect against awards in excess of its policy limits. Effective July 1, 2014, Atlas implemented a quota share reinsurance agreement with Swiss Reinsurance America Corporation (“Swiss Re”) for its commercial auto and general liability lines of business (“Quota Share”) written by the ASI Pool Companies. The Quota Share agreement had an initial cession rate of 5%, which was increased to 15% effective April 1, 2015 and then was decreased to 5% effective July 1, 2016. Effective April 1, 2018, the Quota Share cession rate was increased to 30%. The Quota Share provides the Company with financial flexibility to manage expected growth and the timing of potential future capital raising activities. Global Liberty has a 25% quota share reinsurance agreement with Swiss Re for its commercial auto and general liability lines of business (“Global Quota Share”). The cession rate of the Global Quota Share was increased to 30% in 2019 and was at 25% for 2018.
Ceded premiums written increased 0.1% to $72.9 million in 2019 compared to $72.8 million in 2018, primarily due to the increase in the Quota Share cession rate.
These reinsurance agreements were terminated on or before December 31, 2019.

Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written totaled $87.8 million in 2019, a decrease of 47.2% from $166.3 million in 2018. The changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned totaled $110.2 million in 2019, a decrease of 39.0% compared to $180.7 million in 2018. The changes are attributed to the combined effects of the reasons cited in the ‘Gross Premiums Written’ and ‘Ceded Premiums Written’ sections above.
Commission Income
AGMI earns commission for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our consolidated statements of operations as commission revenue. Our contracts with our insurance carrier partners contain a commission percentage that is used to compute the total commission due per policy written. Our commission revenue is recognized upon the sale or renewal of a policy. After a policy is sold, we have policy management obligations to the policyholder and the insurance carrier partner, including, but not limited to, policy endorsements, policy cancellations and policy restatements. Therefore, we do incur additional expense related to our policy management requirements. Most costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy.
Commissions relating to the business processed by AGMI decreased by $419,000, or 5.3%, from $7.9 million in 2018 to $7.5 million in 2019 and includes commission revenue generated from deconsolidated subsidiaries and discontinued operations as well as commissions generated from our new program with National Interstate Insurance Company which began in November 2019.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 73.3% and 100.9% in 2019 and 2018, respectively. The loss ratio decrease in 2019 was primarily the result of disciplined risk selection and improved pricing, the decrease of incurred on prior year claims from $71.6 million in 2018 to $2.2 million in 2019, and the result of deconsolidation of the ASI Pool Companies and the discontinued operations classification of Global Liberty during Q4 2019.
Acquisition Costs
Acquisition costs represent commissions and taxes incurred on net premiums earned, offset by ceding commission on business reinsured. Acquisition costs were $11.8 million and $28.4 million in 2019 and 2018, respectively, representing 10.7% and 15.8% of net premiums earned, respectively.

Acquisition Cost Impact on the Combined Ratio
($ in ‘000s, percentages to net premiums earned)	Year ended December 31,
	2019		2018
Net premiums earned	$110,241	100.0%	$180,686	100.0%
Gross commissions incurred excluding profit sharing	22,844	20.7	29,914	16.6
Gross profit sharing commissions incurred	76	0.1	1,917	1.1
Premium and other taxes incurred	5,287	4.8	6,810	3.8
Total gross commissions and taxes incurred	28,207	25.6	38,641	21.5
Ceded commissions incurred excluding profit sharing	(15,747)	(14.3)	(10,450)	(5.8)
Ceded profit sharing commissions incurred	(635)	(0.6)	192	0.1
Total ceded commissions incurred	(16,382)	(14.9)	(10,258)	(5.7)
Total	$11,825	10.7%	$28,383	15.8%

Gross commissions incurred excluding profit sharing commissions decreased by $7.1 million in 2019 compared to 2018. The decrease resulted from the reduction of Earned Premium for 2019 compared to 2018. Gross profit sharing commissions incurred decreased by $1.8 million in 2019 compared to 2018, primarily as a result of fewer agents being eligible for profit sharing commissions as a result of increased loss ratios for a given agent. Gross profit sharing commissions are awarded based on the combination of developed loss experience and premium growth. Premium and other taxes incurred decreased by $1.5 million in 2019 compared to 2018 as a result of the reduction of Earned Premium for 2019 compared to 2018.

Ceded commissions incurred excluding profit sharing commissions increased by $5.3 million in 2019 compared to 2018, primarily due to the increase in the Quota Share cession rate beginning in Q2 2018. Ceded profit sharing commissions incurred increased by $827,000 in 2019 compared to 2018. Ceded profit sharing commissions are based on loss experience.
Deferred Policy Acquisition Costs (DPAC)
Our assessment of the historic DPAC definition, methodology and computation that was utilized when the organization was insurance company focused is no longer relevant based upon the new strategic direction to a managing general agency. Historically, the Company computed DPAC based on its costs to obtain insurance policy quotes (the prior definition of the “contract”). This computation deferred a percentage of underwriting expenses based upon the activities of certain underwriting departments that supported the new and renewal business activities and the actual amount of bound and issued policies as a percentage of quote/submission activities. Due to the strategic shift that occurred in Q4 2019, the Company determined that the historic DPAC asset as of October 1, 2020 of $1.2 million cannot be supported going forward and adjusted it through the statement of operations as of Q4 2019.
Other Underwriting Expenses
Other underwriting expenses including share based compensation and amortization of intangible assets increased $1.6 million to $32.7 million in 2019 compared to $31.0 million in 2018. The net increase was derived from the following:

•	Decrease in salary and salary related expenses of $2.1 million as a result of employee reductions during 2019,

•	increase in professional fees and expenses of $3.5 million as a result of rehabilitation of the ASI Pool Companies and the discontinued operations status of Global Liberty,

•	increase in depreciation and amortization of $1.4 million related to the implementation of enterprise software during 2019,

•	decrease in banking charges of $1.4 million relating to the decrease in premium activities in 2019 versus 2018, and

•	increase relating to all other expenses of $285,000.
The Company’s expense structure will continue to be modified to reflect the change from its historic insurance company structure to its continuing operation primarily as a managing general agency.
Expenses Related to Stock Purchase Agreements
Atlas did not incur or recover any expenses pursuant to stock purchase agreements in 2019. Atlas recovered $520,000 of expenses pursuant to the contingent adjustments of the Anchor stock purchase agreements related to the claim reserve contingency in 2018.
Combined Ratio
Atlas’ combined ratio was 115.0% and 133.4% in 2019 and 2018, respectively.
The underwriting profit or loss at our Insurance Subsidiaries, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the claims and claims adjustment expense ratio, the acquisition cost ratio and the underwriting expense ratio. The change in the combined ratio is attributable to the factors described in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs’ and ‘Other Underwriting Expenses’ sections above.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income and income from other invested assets held by our Insurance Subsidiaries, net of investment expenses, which are comprised of investment management fees, custodial fees and allocated salaries. Net investment income, net of investment expenses, was $1.9 million in 2019, an increase of 6.1%, compared to $1.8 million in 2018. Equity method investments and collateral loans generated investment income of $793,000 in 2019 and investment losses of $543,000 in 2018, respectively.
Goodwill and Intangible Asset Impairment Loss
The Company performed an assessment of the recoverability of goodwill related to Anchor Group Holdings, Inc. as of December 31, 2018. As a result of continued poor results driven from reserve development, declining premium base, and its March 2019 withdrawal from the A.M. Best interactive rating process, the Company concluded that it should impair the goodwill associated with the acquisition of Anchor Group Holdings, Inc. The resulting assessment reduced the carrying value of goodwill to $0, which resulted in an impairment loss of $2.7 million for 2018. In 2019, the Company fully impaired intangible assets not subject to amortization in the amount of $740,000 relating to the Gateway acquisition.

Interest Expense
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. A portion of the net proceeds from this issuance, together with cash on hand, were used to repay all outstanding borrowings under the Loan Agreement, as defined below in the ‘Liquidity and Capital Resources’ section. Interest expense was $1.5 million and $1.9 million in 2019 and 2018, respectively. The decrease in interest expense from 2018 to 2019 was due to an increase in interest income of $244,000 relating to interest income from IRS tax refunds, an increase of $267,000 in interest income relating to surplus notes from deconsolidated entities, and in increase in mortgage interest expense of $97,000 due to deconsolidated entities.
Loss from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. In 2019 and 2018, Atlas recorded losses of $277,000 and $198,000, respectively, through net income related to the changes in the unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from the sales of investments. Net realized investment gains increased 18.5% to $821,000 in 2019 from $693,000 in 2018, due to gains from the sale of fixed income and equity securities.
Atlas recorded other income of $453,000 and $527,000 in 2019 and 2018, respectively.
Loss before Income Taxes
Atlas generated pre-tax loss from continuing operations of $12.8 million and $54.1 million in 2019 and 2018, respectively. The causes of these changes are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Net Claims Incurred,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Goodwill Impairment Loss,’ ‘Interest Expense,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ sections above.
Income Taxes
Atlas recorded income tax expense of $223,000 and $14.5 million in 2019 and 2018, respectively.

Tax Rate Reconciliation
($ in ‘000s)	Year ended December 31,
	2019		2018
Provision for taxes at U.S. statutory marginal income tax rate	$(2,683)	21.0%	$(11,368)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	2,779	(21.8)	25,397	(46.9)
Nondeductible expenses	28	(0.2)	59	(0.1)
Tax-exempt income	(3)	—	(9)	—
State tax (net of federal benefit)	71	(0.6)	(2)	—
Stock compensation	31	(0.2)	(42)	0.1
Nondeductible acquisition accounting adjustment	—	—	(109)	0.2
Other	—	—	(4)	—
Provision for income taxes for continuing operations	$223	(1.8)%	$14,494	(26.8)%

During 2013 and 2019, due to shareholder activity, a “triggering events” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.

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
Net Loss and Loss per Common Share
Atlas had net loss of $20.4 million and $80.0 million in 2019 and 2018, respectively. Loss per common share diluted was $1.09 and $5.72 in 2019 and 2018, respectively.

Potential Dilutive Common Shares
	Year ended December 31,
	2019	2018
Basic weighted average common shares outstanding	11,954,494	11,992,808
Dilutive potential ordinary shares:
Dilutive stock options	—	—
Diluted weighted average common shares outstanding	11,954,494	11,992,808

The effects of convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. In 2019 and 2018, all exercisable stock options were deemed to be anti-dilutive.

IV. Financial Condition

The following presentation and analysis reflects the deconsolidation of the ASI Pool Companies as of Q4 2019 and the classification of Global Liberty as discontinued operations.

Consolidated Statements of Financial Condition
($ in ‘000s, except for share and per share data)	December 31,
	2019	2018
Assets
Investments, available for sale
Fixed income securities, available for sale, at fair value (amortized cost $0 and $98,855)	$—	$96,590
Equity securities, at fair value (cost $0 and $5,650)	—	5,929
Short-term investments	—	4,493
Other investments	—	23,722
Total investments	—	130,734
Cash and cash equivalents	9,025	29,480
Restricted cash	7,122	4,675
Accrued investment income	—	548
Premiums receivable (net of allowance of $800 and $5,115)	38,607	88,596
Reinsurance recoverables on amounts paid	—	10,260
Reinsurance recoverables on amounts unpaid	—	55,265
Prepaid reinsurance premiums	—	31,151
Deferred policy acquisition costs	—	5,918
Intangible assets, net	2,625	3,755
Property and equipment, net	21,793	29,866
Right-of-use assets	1,592	—
Notes receivable	15,500	—
Other assets	3,295	15,011
Assets held for sale	51,302	65,079
Total assets	$150,861	$470,338

Liabilities
Claims liabilities	$—	$226,487
Unearned premium reserves	—	111,461
Due to reinsurers	—	13,494
Premiums payable	43,988	—
Lease liability	1,993	—
Due to deconsolidated affiliates	11,172	—
Notes payable, net	32,100	24,255
Other liabilities and accrued expenses	7,302	15,573
Liabilities held for sale	62,767	73,369
Total liabilities	$159,322	$464,639

Shareholders' equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2019 - 12,198,319 and December 31, 2018 - 12,192,475; shares outstanding: December 31, 2019 - 11,942,812 and December 31, 2018 - 11,936,970	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2019 and December 31, 2018 - 0	—	—
Additional paid-in capital	81,548	202,298

Treasury stock, at cost: 255,505 shares of ordinary common voting shares at December 31, 2019 and December 31, 2018, respectively	(3,000)	(3,000)
Retained deficit	(87,469)	(190,503)
Accumulated other comprehensive income (loss), net of tax	424	(3,132)
Total shareholders' equity	$(8,461)	$5,699
Total liabilities and shareholders' equity	$150,861	$470,338

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
It should be noted that due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty and the accounting treatment thereof, the tables below show no investment balances as of December 31, 2019, however, the Insurance Subsidiaries continue to hold invested assets as of December 31, 2019.

Carrying Value of Investments, including Cash and Cash Equivalents
($ in ‘000s)	As of December 31,
	2019	2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$—	$12,888
States, municipalities and political subdivisions	—	5,833
Corporate
Banking/financial services	—	10,479
Consumer goods	—	7,901
Capital goods	—	1,956
Energy	—	5,932
Telecommunications/utilities	—	4,566
Health care	—	755
Total corporate	—	31,589
Mortgage-backed
Agency	—	17,970
Commercial	—	17,425
Total mortgage-backed	—	35,395
Other asset-backed	—	10,885
Total fixed income securities	$—	$96,590
Equities	—	5,929
Short-term investments	—	4,493
Other investments	—	23,722
Total investments	$—	$130,734
Cash and cash equivalents	9,025	29,480
Total	$9,025	$160,214

Portfolio Composition
Atlas held securities, short-term investments and other investments with a carrying value of $0 and $130.7 million as of December 31, 2019 and 2018, respectively, which were primarily comprised of fixed income securities. The decrease resulted from the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation.

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
Most of the Company’s holdings are impacted by the U.S economy, and we anticipate a moderate impact from the effect of global economic conditions on the domestic economy. Global economic conditions may create brief periods of market volatility, but we do not believe it will meaningfully alter the fundamental outlook of the Company’s investment holdings.
Short-Term Investments
Atlas’ short-term investments are comprised of bonds and money market funds. Short-term investments totaled $0 and $4.5 million as of December 31, 2019 and 2018, respectively. The decrease resulted from the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation.
Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of these other investments were $0 and $23.7 million as of December 31, 2019 and 2018, respectively. The carrying values of the equity method limited partnerships were $0 and $22.7 million as of December 31, 2019 and 2018, respectively. The decrease in the carrying value of the limited partnerships was primarily due to the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership, an amount that approximates fair value. Atlas receives payments on a routine basis that approximates the income earned on one of the limited partnerships that invest in income-producing real estate. The carrying values of the collateral loans were $0 and $1.0 million as of December 31, 2019 and 2018, respectively. The decrease resulted from the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation.

Equity Method Investments by Type
($ in ‘000s)	As of December 31,
	2019	2019	2018
	Unfunded Commitments	Carrying Value
Real estate	$—	$—	$9,764
Insurance linked securities	—	—	6,694
Activist hedge funds	—	—	3,911
Venture capital	—	—	2,015
Other joint venture	—	—	325
Total equity method investments	$—	$—	$22,709

Liquidity and Cash Flow Risk
As of December 31, 2018, 23.9% of the fixed income securities, including treasury bills, bankers’ acceptances, government bonds and corporate bonds had contractual maturities of five years or less. Actual maturities may differ from contractual maturities, because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Insurance Subsidiaries hold cash and high grade short-term assets, which, along with fixed income security maturities, management believes are sufficient for the payment of claims on a timely basis. As a result of the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation as of December 31, 2019, there were no fixed income securities on the consolidated statements of financial position.

Amortized Cost and Fair Value of Fixed Income Securities by Contractual Maturity Date
($ in ‘000s)	As of December 31,
	2019			2018
	Amortized Cost	Fair Value	%	Amortized Cost	Fair Value	%
Due in less than one year	$—	$—	—%	$3,587	$3,568	3.7%
Due in one through five years	—	—	—	19,923	19,499	20.2
Due after five through ten years	—	—	—	26,235	25,384	26.3
Due after ten years	—	—	—	1,934	1,859	1.9
Total contractual maturity	—	—	—	51,679	50,310	52.1
Total mortgage and asset-backed	—	—	—	47,176	46,280	47.9
Total	$—	$—	—%	$98,855	$96,590	100.0%

The debt-to-equity ratio is the sum of the Company’s long-term debt and interest payable divided by total shareholders’ equity. The Company’s debt-to-equity ratio as of December 31, 2019 and 2018 was (382.7)% and 430.5%, respectively. The decrease is the result of the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation. See the Changes in Shareholders’ Equity’ and ‘Liquidity and Capital Resources’ subsections of the ‘Financial Condition’ section for further information.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Atlas is exposed to credit risk principally through its investments and balances receivable from policyholders, agents and reinsurers. It monitors concentration and credit quality risk through policies designed to limit and monitor its exposure to individual issuers or related groups (with the exception of U.S. government bonds) as well as through ongoing review of the credit ratings of issuers in the securities portfolio. Credit exposure to any one individual policyholder is not material. The Company’s insurance policies, however, are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has protocols to evaluate the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurers’ insolvency. The fixed income securities portfolio consists of predominantly investment grade securities in corporate and government bonds rated ‘BBB’ or better were 99.5% as of December 31, 2018. The deconsolidation of the ASI Pool Companies and the classification Global Liberty as a discontinued operation have removed all fixed income securities from the presentation on the consolidated statements of financial position, but continue to hold fixed income investments, as of December 31, 2019.

Credit Ratings[1] of Fixed Income Securities Portfolio
($ in ‘000s)	As of December 31,
	2019		2018
	Fair Value	% of Total	Fair Value	% of Total
AAA/Aaa	$—	—%	$29,325	30.4%
AA/Aa	—	—	36,426	37.7
A/A	—	—	15,798	16.4
BBB/Baa	—	—	14,485	15.0
BB	—	—	556	0.5
Total fixed income securities	$—	—%	$96,590	100.0%

[1]	Ratings assigned by Fitch, S&P or Moody’s Investors Service.
Other-Than-Temporary Impairment
Atlas recognizes losses on securities for which a decline in market value was deemed to be other-than-temporary. Management performs a quarterly analysis of the securities holdings to determine if declines in market value are other than temporary. Atlas did not recognize any charges for securities impairments that were considered other-than-temporary in 2019 or 2018.
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
The total fair value of the securities in an unrealized loss position was $0 as of December 31, 2019 compared to $82.4 million as of December 31, 2018. Unrealized losses were $0 and $2.5 million as of December 31, 2019 and 2018, respectively. The decrease in unrealized losses primarily resulted from the deconsolidation of the ASI Pool Companies and the classification Global Liberty as a discontinued operation (see ‘Part II, Item 8, Note 5, Investments’ in the Notes to Consolidated Financial Statements).
Allowance for Bad Debt
As of December 31, 2019, Atlas’ allowance for bad debt was $800,000, compared to $5.1 million as of December 31, 2018. The decrease in the allowance for bad debt resulted from the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation.
Deferred Tax Assets

Components of Deferred Tax
($ in ‘000s)	As of December 31,
	2019	2018
Gross deferred tax assets:
Losses carried forward	$10,264	$25,326
Claims liabilities and unearned premium reserves	554	5,949
Investment in affiliates	24,450	—
Bad debts	168	1,009
Stock compensation	873	760
Other	81	418
Valuation allowance	(32,522)	(29,416)
Total gross deferred tax assets	3,868	4,046

Gross deferred tax liabilities:
Deferred policy acquisition costs	112	1,535
Investments	116	189
Fixed assets	2,099	1,371
Intangible assets	551	633
Other	990	318
Total gross deferred tax liabilities	3,868	4,046
Net deferred tax assets	$—	$—

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years, Atlas has established a valuation allowance of $32.5 million and $29.4 million for its gross future deferred tax assets as of December 31, 2019 and 2018, respectively.
The Company had a change in control for Federal income tax purposes in 2019. As a result, the Company’s net operating losses are subject to a yearly limitation by the Internal Revenue Code.

Net Operating Loss Carryforward as of December 31, 2019 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	10,439
2018	Indefinite	8,566
2019	2039	11,747
2019	Indefinite	4,404
Total		$48,877

Buildings and Land
In the fourth quarter of 2016, Atlas purchased a building and land for $9.3 million to serve as its corporate headquarters. The Company purchased furnishings and made improvements to this building of $16,500 and $1.1 million in 2019 and 2018, respectively. See ‘Part II, Item 8, Note 9, Property and Equipment’ in the Notes to Consolidated Financial Statements for further discussion of the new corporate headquarters.
Claims Liabilities
The deconsolidation of the ASI Pool Companies and the classification of Global Liberty as a discontinued operation had a significant impact on the 2019 disclosure related to claims liabilities as illustrated in the following tables.

Provision for Unpaid Claims by Type, Gross of Reinsurance
($ in ‘000s)	As of December 31,
	2019	2018	% Change
Case reserves	$—	$59,740	(100.0)%
IBNR	—	166,747	(100.0)
Total	$—	$226,487	(100.0)%

Provision for Unpaid Claims by Line of Business, Gross of Reinsurance
($ in ‘000s)	As of December 31,
	2019	2018	% Change
Commercial automobile liability	$—	$221,243	(100.0)%
Other[1]	—	5,244	(100.0)
Total	$—	$226,487	(100.0)%

Provision for Unpaid Claims by Line of Business, Net of Reinsurance Recoverables
($ in ‘000s)	As of December 31,
	2019	2018	% Change
Commercial automobile liability	$—	$167,009	(100.0)%
Other[1]	—	4,213	(100.0)
Total	$—	$171,222	(100.0)%

[1]	See ‘Part II, Item 7, MD&A, Company Overview’ section for further information regarding the other lines of business.
As a result of the deconsolidation of the ASI Pool Companies and the classification of Global Liberty discontinued operations, all claims liabilities have been reduced to $0.

Provision for Unpaid Claims, Gross of Reinsurance
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of December 31, 2019
Current Year	$—	$—	$—	$—	$—	$—
Prior Years	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	As of December 31, 2018
Current Year	$32,630	$2,366	$34,996	$94,906	$2,250	$97,156
Prior Years	24,545	199	24,744	69,162	429	69,591
Total	$57,175	$2,565	$59,740	$164,068	$2,679	$166,747

Provision for Unpaid Claims, Net of Reinsurance Recoverables
($ in ‘000s)	Case Reserves			IBNR
Accident Year	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
	As of December 31, 2019
Current Year	$—	$—	$—	$—	$—	$—
Prior Years	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	As of December 31, 2018
Current Year	$30,117	$1,363	$31,480	$66,656	$2,249	$68,905
Prior Years	22,409	172	22,581	47,827	429	48,256
Total	$52,526	$1,535	$54,061	$114,483	$2,678	$117,161

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Year ended December 31,
	2019	2018
Unpaid claims and claims adjustment expenses, beginning of period	$226,487	$171,513
Less: reinsurance recoverable	55,265	41,373
Net unpaid claims and claims adjustment expenses, beginning of period	171,222	130,140

Incurred related to:
Current year	78,612	110,621
Prior years	2,155	71,635
	80,767	182,256
Paid related to:
Current year	22,176	39,784
Prior years	89,970	101,390
	112,146	141,174

Reduction in liability from deconsolidation	139,843	—

Net unpaid claims and claims adjustment expenses, end of period	$—	$171,222
Add: reinsurance recoverable	—	55,265
Unpaid claims and claims adjustment expenses, end of period	$—	$226,487

The process of establishing the estimated provision for unpaid claims and claims adjustment expenses is complex and imprecise, as it relies on the judgment and opinions of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends, and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results may deviate, perhaps substantially, from the best estimates made. The change to the provision for unpaid claims and claims adjustment expenses is consistent with the changes in written premium. However, because the establishment of reserves is an inherently uncertain process involving estimates, current provisions may not be sufficient. Adjustments to reserves, both positive and negative, are reflected quarterly in the consolidated statements of operations as estimates are updated.
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
As of September 30, 2019, the results of the ASI Pool Companies have been deconsolidated. Through September 30, 2019, the incurred related to prior years primarily related to unfavorable development on involuntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
Atlas experienced $71.6 million in unfavorable prior accident year development in 2018 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core lines with $58.7 million of the development related to claims from accident years 2015 through 2017. Year-end 2018 reserve estimates for the ASI Pool Companies were strengthened to the high point of the actuarial range established by the outside independent actuaries for each entity based on December 31, 2018 data, claim settlement activities, and other factors evaluated subsequent to the receipt of the 2018 actuarial opinions.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any material off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.
Changes in Shareholders’ Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance December 31, 2017	$36	$—	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	—	377	(377)	—
Net loss	—	—	—	—	(80,012)	—	(80,012)
Purchase of treasury stock	—	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—	—	(333)	—	(333)
Other comprehensive income	—	—	—	—	—	(2,794)	(2,794)
Share-based compensation	—	—	1,201	—	—	—	1,201
Other	—	—	(8)	—	—	—	(8)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Deconsolidation of ASI Pool Companies	—	—	(121,622)	—	123,460	(604)	1,234
Net loss	—	—	—	—	(20,426)	—	(20,426)
Other comprehensive loss	—	—	—	—	—	4,160	4,160
Share-based compensation	—	—	872	—	—	—	872
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
As of December 31, 2019, there were $11,942,812 ordinary voting common shares outstanding and no preferred shares outstanding.

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
There were 11,682 and 24,932 non-vested RSUs issued as of December 31, 2019 and 2018, respectively. The RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs. During 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs and 27,195 ordinary voting common shares, then immediately canceled 6,169 shares, as a result of a cashless exercise of options.
Mezzanine Equity
There were no preferred shares outstanding as of December 31, 2019 and 2018.
During 2018, Atlas paid $333,000 in dividends earned on the preferred shares then outstanding to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends.
Book Value

Book Value per Common Share
($ in ‘000s, except for share and per share data)	December 31,
	2019	2018
Shareholders’ equity	$(8,461)	$5,699
Less: Accumulated dividends on preferred stock	—	—
Common equity	$(8,461)	$5,699
Common shares:
Common shares outstanding	11,942,812	11,936,970
Restricted stock units	11,682	24,932
Total common shares	11,954,494	11,961,902
Book value per common share outstanding	$(0.71)	$0.48
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

As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments, and capital contributions from their parents. Refer also to the discussion above in the ‘Investments Overview and Strategy’ section. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to the holding company are inadequate to service its obligations, the holding company would need to raise capital, sell assets or incur debt obligations.
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
Interest expense on notes payable was $2.0 million and $1.9 million in 2019 and 2018, respectively.

Summary of Consolidated Cash Flows
($ in ‘000s)	Year ended December 31,
	2019	2018
Net cash flows used in operating activities	$(48,758)	$(26,442)
Net cash flows provided by investing activities	67,742	19,070
Net cash flows used in financing activities	(183)	(3,341)
Net increase (decrease) in cash	$11,836	$(6,443)

Cash used in operations during 2019 was primarily a result of the effect of deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty (see Item 1, 2020 Developments). Cash used in operations during 2018 was primarily a result of net loss and increases in (i) premiums receivable and unearned premium reserves due to premium growth, (ii) reinsurance recoverable on paid amounts, prepaid reinsurance premiums and reinsurance premiums payable due to changes in the Quota Share cession rate, (iii) unpaid claims liabilities due to growth and the re-estimation of the ultimate claims incurred on prior accident years, and (iv) the effect of the discontinued operation classification of Global Liberty. Going forward, our ability to generate positive cash flows from continuing operations depends on commission income generated from the production of premiums for related and third party insurance carrier partners.
Cash provided by investing activities during 2019 was due to liquidation of investments of the ASI Pool Companies to support the run-off of claims and operating activities while these companies were in rehabilitation, and, the effect of the discontinued operation classification of Global Liberty (see Item 1, 2020 Developments). Cash provided by investing activities during 2018 was due to the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases and the effect of the discontinued operation classification of Global Liberty.
Cash used in financing activities during 2019 was primarily a result of the deconsolidation of the ASI Pool Companies and the repayment during the fourth quarter of 2019 of principal on mortgage notes due to the deconsolidation entities (see Item 1, 2020 Developments). Cash used in financing activities during 2018 was primarily a result of shares repurchased under the Share Repurchase Program.

From time to time the Company may seek to repurchase Company debt through cash repurchases in the open market or otherwise.  Such repurchases, if any, will be on terms and prices determined by the Company, and will depend upon market conditions, liquidity needs and other factors.  The amount of such repurchases may be material.
Capital Resources
The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive (loss) income.
As a holding company, Atlas could derive cash from its subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas subsidiaries fund their obligations primarily through commission and fee income.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this item.

Item 8. Financial Statements and Supplemental Schedules
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. (the "Company") and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity, and cash flows, for the years then ended, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Emphasis of Matters
As disclosed in Note 19 to the consolidated financial statements, the Company lost control of the ASI Pool Companies effective October 1, 2019 and deconsolidated them from the consolidated financial statements as of that date. The financial results of the ASI Pool Companies are included in the consolidated statements of operations through the October 1, 2019 de-recognition date. Our opinion is not modified with respect to this matter.
As disclosed in Note 19 to the consolidated financial statements, Global Liberty Insurance Company of New York has been classified as held for sale and presented as a discontinued operation for all periods presented as the Company began actively pursuing the potential sale of Global Liberty Insurance Company of New York during the fourth quarter of 2019 as a result of the Company’s strategic shift in its business model, which includes a transition to a managing general agency model. Our opinion is not modified with respect to this matter.
We have served as the Company’s auditor since 2019.
/s/ Baker Tilly US, LLP
Milwaukee, Wisconsin
December 3, 2020

Atlas Financial Holdings, Inc.
Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	December 31,
	2019	2018
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $0 and $98,855)	$—	$96,590
Equity securities, at fair value (cost $0 and $5,650)	—	5,929
Short-term investments, at cost	—	4,493
Other investments	—	23,722
Total investments	—	130,734
Cash and cash equivalents	9,025	29,480
Restricted cash	7,122	4,675
Accrued investment income	—	548
Premiums receivable (net of allowance of $800 and $5,115)	38,607	88,596
Reinsurance recoverables on amounts paid	—	10,260
Reinsurance recoverables on amounts unpaid	—	55,265
Prepaid reinsurance premiums	—	31,151
Deferred policy acquisition costs, net	—	5,918
Intangible assets, net	2,625	3,755
Property and equipment, net	21,793	29,866
Right-of-use asset	1,592	—
Notes receivable	15,500	—
Other assets	3,295	15,011
Assets held for sale	51,302	65,079
Total assets	$150,861	$470,338
Liabilities
Claims liabilities	$—	$226,487
Unearned premium reserves	—	111,461
Due to reinsurers	—	13,494
Premiums payable	43,988	—
Lease liability	1,993	—
Due to deconsolidated affiliates	11,172	—
Notes payable, net	32,100	24,255
Other liabilities and accrued expenses	7,302	15,573
Liabilities held for sale	62,767	73,369
Total liabilities	$159,322	$464,639
Commitments and contingencies (See Note 8)
Shareholders’ equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2019 - 12,198,319 and December 31, 2018 - 12,192,475; shares outstanding: December 31, 2019 - 11,942,812 and December 31, 2018 - 11,936,970	$36	$36
Additional paid-in capital	81,548	202,298
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at December 31, 2019 and December 31, 2018, respectively	(3,000)	(3,000)
Retained deficit	(87,469)	(190,503)
Accumulated other comprehensive income (loss), net of tax	424	(3,132)
Total shareholders' (deficit) equity	$(8,461)	$5,699
Total liabilities and shareholders' equity	$150,861	$470,338

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Operations

Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Year ended December 31,
	2019	2018
Net premiums earned	$110,241	$180,686
Commission income	7,458	7,877
Net investment income	1,902	1,793
Loss from change in fair value of equity securities	(277)	(198)
Net realized gains	821	693
Other income	453	527
Total revenue	120,598	191,378
Net claims incurred	80,767	182,256
Acquisition costs	11,825	28,383
Other underwriting expenses	33,759	30,406
Amortization of intangible assets	390	390
Intangible asset and goodwill impairment loss	740	2,726
Interest expense, net	1,466	1,869
Expenses recovered pursuant to stock purchase agreements	—	(520)
Loss on disposal of subsidiaries	4,427	—
Total expenses	133,374	245,510
Loss from operations before income taxes	(12,776)	(54,132)
Income tax expense	223	14,494
Loss from continuing operations	(12,999)	(68,626)
Loss from discontinued operations, net of tax	(7,427)	(11,386)
Net loss	$(20,426)	$(80,012)

Basic net loss per share attributable to common shareholders
Continuing operations	$(1.09)	$(5.72)
Discontinued operations	(0.62)	(0.95)
Net loss	$(1.71)	$(6.67)
Diluted net loss per share attributable to common shareholders
Continuing operations	$(1.09)	$(5.72)
Discontinued operations	(0.62)	(0.95)
Net loss	$(1.71)	$(6.67)
Basic weighted average common shares outstanding	11,954,494	11,992,808
Diluted weighted average common shares outstanding	11,954,494	11,992,808

Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(20,426)	$(80,012)

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	1,917	(3,078)
Reclassification to net income	2,243	284
Other comprehensive income (loss)	4,160	(2,794)
Total comprehensive loss	$(16,266)	$(82,806)

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Shareholders’ (Deficit) Equity

($ in ‘000s)	Ordinary Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance December 31, 2017	$36	$201,105	$—	$(110,535)	$39	$90,645
Cumulative effect of new accounting principle in period of adoption	—	—	—	377	(377)	—
Net loss	—	—	—	(80,012)	—	(80,012)
Purchase of treasury stock	—	—	(3,000)	—	—	(3,000)
Preferred dividends paid	—	—	—	(333)	—	(333)
Other comprehensive loss	—	—	—	—	(2,794)	(2,794)
Share-based compensation	—	1,201	—	—	—	1,201
Other	—	(8)	—	—	—	(8)
Balance December 31, 2018	$36	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Deconsolidation of ASI Pool	—	(121,622)	—	123,460	(604)	1,234
Net loss	—	—	—	(20,426)	—	(20,426)
Other comprehensive income	—	—	—	—	4,160	4,160
Share-based compensation	—	872	—	—	—	872
Balance December 31, 2019	$36	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2019	2018
Operating activities:
Net loss	$(20,426)	$(80,012)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss from discontinued operations, net of taxes	7,427	11,386
Depreciation and amortization	3,850	2,548
Share-based compensation expense	872	1,201
Loss on deconsolidation of subsidiaries	4,427	—
Amortization of intangible assets and goodwill impairment	1,130	3,116
Deferred income taxes	—	15,768
Loss from change in fair value of equity securities	277	198
Net realized gains	(821)	(693)
(Gain) loss in equity of investees	(563)	261
Amortization of bond premiums and discounts	218	476
Amortization of financing costs	224	224
Net changes in operating assets and liabilities:
Accrued investment income	200	322
Premiums receivable, net	39,669	(9,800)
Due from reinsurers and prepaid reinsurance premiums	(12,708)	(43,784)
Deferred policy acquisition costs	3,064	7,308
Other assets	7,226	3,308
Claims liabilities	(21,484)	54,974
Unearned premium reserves	(15,879)	10,891
Due to reinsurers	(6,522)	7,610
Premiums payable	(24,320)	—
Due to deconsolidated affiliates	392	—
Other liabilities and accrued expenses	(2,276)	(3,042)
Net cash flows used in operating activities - continuing operations	(36,023)	(17,740)
Net cash flows used in operating activities - discontinued operations	(12,735)	(8,702)
Net cash flows used in operating activities	(48,758)	(26,442)
Investing activities:
Purchases of:
Fixed income securities	(11,506)	(37,266)
Equity securities	—	(2,350)
Short-term investments	(11,716)	(1,161)
Other investments	(680)	(4,620)
Property, equipment and other	(2,546)	(8,335)
Proceeds from sale and maturity of:
Fixed income securities	52,364	55,412
Equity securities	5,997	5,458
Short-term investments	7,261	128
Other investments	8,868	7,372
Net cash flows provided by investing activities - continuing operations	48,042	14,638
Net cash flows provided by investing activities - discontinued operations	19,700	4,432
Net cash flows provided by investing activities	67,742	19,070
Financing activities:
Purchase of treasury stock	—	(3,000)
Repayment of notes payable	(183)	—
Preferred dividends paid	—	(333)
Other	—	(8)
Net cash flows used in financing activities - continuing operations	(183)	(3,341)
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows used in financing activities	(183)	(3,341)

($ in ‘000s)	Year ended December 31,
	2019	2018
Net change in cash and cash equivalents and restricted cash - continuing operations	11,836	(6,443)
Cash and cash equivalents and restricted cash, beginning of period	34,902	45,615
Less: cash and cash equivalents of discontinued operations - beginning of period	747	5,017
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	34,155	40,598
Less: cash and restricted cash of ASI Pool Companies at September 30, 2019	29,844	—

Cash and cash equivalents and restricted cash of continuing operations, end of period	$16,147	$34,155

	Year ended December 31,
	2019	2018
Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(14,354)	$(1,724)
Interest	$1,753	$1,656

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Basis of Presentation
Atlas Financial Holdings, Inc. (“Atlas” or “We” or the “Company”) commenced operations on December 31, 2010. The primary business of Atlas focuses on a managing general agency strategy, primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”). AGMI focuses on a niche market orientation for the “light” commercial automobile sector. This sector includes taxi cabs, non-emergency para-transit, limousine, livery, including certain transportation network companies (“TNC”) drivers/operators, and business autos. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage.
Atlas’ business is carried out through its non-insurance company subsidiaries: AGMI, Plainview Premium Finance Company, Inc. (“Plainview Delaware”), UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiaries, optOn Digital IP Inc. (“OOIP”) and optOn Insurance Agency Inc. (“optOn” and together with OOIP and UBI Holdings, “UBI”).
Prior to a strategic transition, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) and Global Liberty (together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. As previously announced, the ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and have been deconsolidated from these financial statements as of October 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation.
Atlas’ ordinary voting common shares were listed on the Nasdaq stock exchange under the symbol “AFH” as of December 31, 2019. Subsequent to year-end, Atlas’ ordinary voting common shares are listed on the OTC stock exchange under the symbol “AFHIF” (see Item 1, 2020 Developments).
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
Seasonality
The P&C insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Our New York “excess taxi program” has an annual renewal date in the third quarter.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Atlas and the entities it controls. Subsidiaries are entities over which Atlas, directly or indirectly, has the power to govern the financial and operating policies in order to obtain the benefits from their activities, generally accompanying an equity shareholding of more than one half of the voting rights. Subsidiaries are fully consolidated from the date on which control is transferred to Atlas and would be deconsolidated from the date that control ceases. The operating results of subsidiaries acquired or disposed of during the year will be included in the consolidated statements of operations from the effective date of acquisition and up to the effective date of disposal, as appropriate. All significant intercompany transactions and balances are eliminated in consolidation. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Atlas.

The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are included in consolidated financial statements:

•	American Insurance Acquisition Inc. (Delaware)

•	Anchor Group Management Inc. (New York)

•	Anchor Holdings Group, Inc. (New York)

•	Global Liberty Insurance Company of New York (New York), classified as a discontinued operation

•	Plainview Premium Finance Company, Inc. (Delaware), merged into American Insurance Acquisition, Inc. during 2018

•	UBI Holdings Inc. (Delaware)

•	optOn Digital IP Inc. (Delaware)

•	optOn Insurance Agency Inc. (Delaware)
The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are not included in consolidated financial statements effective October 2019 as management no longer has direct financial control of the entities:

•	American Country Insurance Company (Illinois)

•	American Service Insurance Company, Inc. (Illinois)

•	Gateway Insurance Company (Illinois)
Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are recorded in the accounting period in which they are determined. Significant estimates in the accompanying financial statements include deferred policy acquisition cost recoverability and deferred tax asset valuation.
Financial Instruments
Financial instruments are recognized and unrecognized using trade date accounting, since that is the date Atlas contractually commits to the purchase or sale with the counter-party.
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
Restricted Cash
In its capacity as a managing general agent, the Company collects premiums from agents and insureds and after deducting our commissions and/or fees, remits the premiums to the respective insurance underwriters. These unremitted amounts are reported as restricted cash in the accompanying consolidated statements of financial position with the related liability reported as premiums payable.

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
Atlas’ fixed income portfolio is managed by a Securities and Exchange Commission (“SEC”) registered investment adviser specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment adviser has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place and market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2019, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
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

Deferred Policy Acquisition Costs
Atlas incurs costs to fulfill a contract (or anticipated contract) with a client. Those costs are incurred prior to the effective date of the contract and relate to fulfilling our primary placement obligations to our clients. Our costs to fulfill prior to the effective date are capitalized and amortized on the effective date. These fulfillment activities include collecting underwriting information and negotiating their placement with an insurance carrier. The majority of costs that we incur relate to compensation and benefits of our underwriting staff. Costs incurred during preplacement activities are expected to be recovered in the future. If the capitalized costs are no longer deemed to be recoverable, then they would be expensed.
Income Taxes
Income tax expense includes all taxes based on taxable income or loss of Atlas and its subsidiaries, and is recognized in the statements of operations except to the extent that they relate to items recognized directly in other comprehensive income, in which case the income tax effect is also recognized in other comprehensive income or loss.
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
When considering the extent of the valuation allowance on Atlas’ DTAs, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against DTAs. However, the strength and trend of earnings, as well as other relevant factors are considered.
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
Intangible Assets
Atlas recognized intangible assets as part of the acquisitions of Gateway and Anchor Holdings Group, Inc. The intangible assets are classified as either indefinite-lived or definite-lived depending on whether the useful lives can be identified. Atlas indefinite-lived intangible assets consisted of state insurance licenses, and these intangible assets are reviewed for impairment at least annually. Definite-lived intangible assets are amortized over their useful lives on a straight-line basis except for customer related intangibles, which are on an accelerated basis. Atlas definite-lived intangible assets consist of trade names and trademarks with useful lives of 15 years and customer relationships with useful lives of 10 years. The intangible assets are reviewed for impairment at least annually.
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
Depreciation on buildings and building improvements are provided on a straight-line basis over the estimated useful life of 33 years for buildings and 10 years for building improvements. Depreciation and amortization on equipment and internal use software is provided on a straight-line basis over the estimated useful lives which range from 5 years for vehicles, 5 years for furniture, 5 years for enterprise software and 3 years for all other software and computer equipment and the term of the lease for leased equipment.

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
Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As an MGA, the Company has contracts with various insurance carriers which determines the Company’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally gross written premiums, net of cancellations and refunds. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where the Company issues a policy, endorses a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services which is allocated to the service bundle and not to any individual obligation under the various contracts.
The revenue included as commission income for 2019 and 2018 totaled $7.5 million and $7.9 million, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Consolidated Statements of Financial Position as of December 31, 2019 totaled $1.4 million and is all commission receivable.
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

Operating Segments
Atlas operates in one business segment, the insurance agency business.
Reclassifications
Certain accounts in the prior years’ consolidated financial statement have been reclassified for comparative purposes to conform to the current year’s presentation.
2. New Accounting Standards
Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the FASB and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2020 have been adopted by the Company.
Recently Adopted
Leases
In March 2019, December 2018, July 2018 and February 2016, the FASB issued ASI 2019-01 Leases (Topic 842) Codification Improvements, ASU 2018-20 Leases (Topic 842) Narrow-Scope Improvements for Lessors, ASU 2018-11 Leases (Topic 842): Targeted Improvements and ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2016-02, Leases (Topic 842), respectively. The provisions of these updates impact the classification criteria, disclosure requirements, and other specific transactions in lease accounting. The updates require either the use of a modified retrospective approach, which requires leases to be measured at the beginning of the earliest period presented, or the transition method, which requires entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the updates on January 1, 2019 using the transition method with no change to comparative periods. See Note 16, Leases, for further discussion of future lease commitments. The adoption of these updates resulted in the recognition of both a right-of-use asset and lease liability in the amounts of approximately $2.5 million and $3.1 million, respectively. There was no impact to any of Atlas’ current financial covenants as a result of the increase to reported liabilities.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance shortens the amortization period to the earliest call date for certain purchased callable debt securities held at a premium that have explicit, noncontingent call features and are callable at a fixed price and preset date. For public entities, this guidance is effective for years beginning after December 31, 2018, including interim periods within those years. The Company adopted the update on January 1, 2019 with no impact on the Company’s consolidated financial statements because Global Liberty’s callable debt securities, that are held at a premium, are amortized to the earliest call date, which is consistent with current accounting treatment.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The provisions of this update modify the income tax consequences for intra-entity transactions not involving inventory. For public entities, this guidance is effective for years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company adopted the update in the first quarter of 2018 using the prescribed modified retrospective approach. Although Atlas has a number of fixed income securities that were transferred between companies owned by Atlas, this ASU did not affect the consolidated financial statements, because the transactions were between two U.S. entities that are part of the same consolidated group, the transactions were elected to be deferred for U.S. tax purposes until the items leave the group, which is consistent with the pre-tax GAAP treatment, and the Company already reports as part of its computational approach, the State tax results (which are zero) under the new ASU.

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
Revenue Recognition
The FASB issued ASU 2014-09, ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, Revenue from Contracts with Customers (Topic 606). This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Atlas adopted the update in the first quarter of 2018 which resulted no impact on the consolidated financial statements.
Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of this update require an entity to broaden the information that it considers in developing its allowance for credit losses for assets. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. The Company plans on adopting the update on the required effective date. Atlas does not currently have any investments with credit losses recorded or other significant credit allowances, therefore the provisions of this update are not expected to have a material impact on the consolidated financial statements upon adoption. Atlas will continue to monitor Global Liberty’s investment portfolio and other financial instruments until adoption for any changes.
All other recently issued pronouncements with effective dates after December 31, 2019 are not expected to have a material impact on the consolidated financial statements.
3. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually or when a triggering event occurs. During the fourth quarter of 2018, the Company performed an assessment of the recoverability of goodwill related to Anchor Group Holdings, Inc. as of December 31, 2018. Based on the assessment, the Company reduced the carrying value of goodwill to $0, which resulted in a goodwill impairment loss of $2.7 million for 2018. There were no goodwill impairment losses during 2019. As a result of the liquidation and subsequent sale of Gateway Insurance Company, the Company recorded an impairment loss of $740,000 of indefinite-lived intangible assets during 2019.

Changes in the Carrying Amount of Goodwill
($ in ‘000s)	2019	2018
Balance as of January 1,
Goodwill	$2,726	$2,726
Accumulated impairment losses	(2,726)	—
	—	2,726
Additions	—	—
Impairment losses	—	(2,726)
Balance as of December 31,
Goodwill	2,726	2,726
Accumulated impairment losses	(2,726)	(2,726)
	$—	$—

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net

As of December 31, 2019
Trade name and trademark	15 years	$1,800	$581	$1,219
Customer relationship	10 years	2,700	1,294	1,406
		$4,500	$1,875	$2,625

As of December 31, 2018
Trade name and trademark	15 years	$1,800	$459	$1,341
Customer relationship	10 years	2,700	1,026	1,674
State insurance licenses	Indefinite	740	—	740
		$5,240	$1,485	$3,755

Atlas recognized amortization expense of $390,000 in each of the twelve months ended December 31, 2019 and, 2018. Estimated future amortization expense for definite-lived intangible assets is $390,000 for each of the next five years.
4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Year ended December 31,
	2019	2018
Basic
Loss from continuing operations before income taxes	$(12,776)	$(54,132)
Income tax expense	223	14,494
Net loss attributable to common shareholders from continuing operations	$(12,999)	$(68,626)
Basic weighted average common shares outstanding	11,954,494	11,992,808
Loss per common share basic from continuing operations	$(1.09)	$(5.72)

Diluted
Basic weighted average common shares outstanding	11,954,494	11,992,808
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	11,954,494	11,992,808
Loss per common share diluted from continuing operations	$(1.09)	$(5.72)
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative restricted stock units (“RSUs”). Earnings per common share diluted is computed by dividing net income by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method. Atlas’ potential dilutive ordinary voting common shares consists of outstanding stock options to purchase ordinary voting common shares and warrants to purchase 2,387,368 ordinary voting common shares of Atlas for $0.69 per share.
The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. In 2019 and 2018, all exercisable stock options were deemed to be anti-dilutive. The potentially dilutive impact for all exercisable stock options excluded from the calculation due to anti-dilution is 0 and 16,372 common shares for 2019 and 2018, respectively.

5. Investments
Atlas adopted ASU 2016-01 as of January 1, 2018, which requires equity investments, except those accounted for under the equity method, to be measured at fair value and changes in fair value to be recognized in net income. It should be noted that due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, no tables have been disclosed with respect to investment holdings at December 31, 2019. Results of operations through September 30, 2019 of the ASI Pool Companies have been disclosed where applicable.

Cost or Amortized Cost, Gross Unrealized Gains and Losses, and Fair Value of Investments
($ in ‘000s)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$13,070	$30	$(212)	$12,888
States, municipalities and political subdivisions	5,893	19	(79)	5,833
Corporate
Banking/financial services	10,786	5	(312)	10,479
Consumer goods	8,185	—	(284)	7,901
Capital goods	1,994	36	(74)	1,956
Energy	6,192	—	(260)	5,932
Telecommunications/utilities	4,727	1	(162)	4,566
Health care	832	—	(77)	755
Total corporate	32,716	42	(1,169)	31,589
Mortgage-backed
Agency	18,454	5	(489)	17,970
Commercial	17,826	105	(506)	17,425
Total mortgage-backed	36,280	110	(995)	35,395
Other asset-backed	10,896	16	(27)	10,885
Total fixed income securities	$98,855	$217	$(2,482)	$96,590

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
Under the ASC, with respect to an investment in an impaired debt security, other-than-temporary impairment (“OTTI”) occurs if (a) there is intent to sell the debt security, (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery, or (c) it is probable that all amounts due will be unable to be collected such that the entire cost basis of the security will not be recovered. If Atlas intends to sell the debt security, or will more likely than not be required to sell the debt security before the anticipated recovery, a loss in the entire amount of the impairment is reflected in net investment gains (losses) on investments in the consolidated statements of operations. If Atlas determines that it is probable it will be unable to collect all amounts and Atlas has no intent to sell the debt security, a credit loss is recognized in net investment gains (losses) on investments in the consolidated statements of operations to the extent that the present value of expected cash flows is less than the amortized cost basis; any difference between fair value and the new amortized cost basis (net of the credit loss) is reflected in other comprehensive loss, net of applicable income taxes.
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
There were no other-than-temporary impairments recorded in 2019 or 2018 as a result of the OTTI analysis performed by management.

Aging of Unrealized Losses in Fixed Income Securities and Equities
($ in ‘000s)	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$507	$—	$8,549	$(212)	$9,056	$(212)
States, municipalities and political subdivisions	1,009	(17)	2,993	(62)	4,002	(79)
Corporate
Banking/financial services	6,309	(195)	3,466	(117)	9,775	(312)
Consumer goods	4,664	(163)	3,087	(121)	7,751	(284)
Capital goods	707	(28)	859	(46)	1,566	(74)
Energy	3,839	(178)	2,093	(82)	5,932	(260)
Telecommunications/utilities	1,447	(39)	2,862	(123)	4,309	(162)
Health care	127	(2)	628	(75)	755	(77)
Total corporate	17,093	(605)	12,995	(564)	30,088	(1,169)
Mortgage-backed
Agency	2,310	(36)	14,964	(453)	17,274	(489)
Commercial	4,319	(121)	9,082	(385)	13,401	(506)
Total mortgage-backed	6,629	(157)	24,046	(838)	30,675	(995)
Other asset-backed	7,381	(12)	1,220	(15)	8,601	(27)
Total fixed income securities	$32,619	$(791)	$49,803	$(1,691)	$82,422	$(2,482)

As of December 31, 2018, we held 270 and 0 individual fixed income and equity securities, respectively, that were in an unrealized loss position, of which 164 individual fixed income securities were in a continuous loss position for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed income securities in 2018, because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized costs.

Components of Net Investment Income
($ in ‘000s)	Year ended December 31,
	2019	2018
Total investment income
Interest income	$1,877	$3,052
Income from other investments	793	(543)
Investment expenses	(768)	(716)
Net investment income	$1,902	$1,793

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Year ended December 31,
	2019	2018
Fixed income securities:
Proceeds from sales and calls	$42,406	$42,037
Gross realized investment gains	450	330
Gross realized investment losses	(205)	(520)
Equities:
Proceeds from sales	5,997	5,458
Gross realized investment gains	443	815
Gross realized investment losses	(96)	(25)
Other investments:
Proceeds from sales	3,997	93
Gross realized investment gains	250	93
Gross realized investment losses	(21)	—
Total:
Proceeds from sales and calls	$52,400	$47,588
Gross realized investment gains	1,143	1,238
Gross realized investment losses	(322)	(545)

Components of Net Realized Gains (Losses)
($ in ‘000s)	Year ended December 31,
	2019	2018
Fixed income securities	$245	$(190)
Equities	347	790
Other investments	229	93
Net realized gains	$821	$693

Other Investments
Atlas’ other investments are comprised of collateral loans and various limited partnerships that invest in income-producing real estate, equities or insurance linked securities. Atlas accounts for these limited partnership investments using the equity method of accounting. The carrying values of the equity method limited partnerships was $22.7 million as of December 31, 2018. The carrying value of these investments is Atlas’ share of the net book value for each limited partnership. The carrying values of the collateral loans were $1.0 million as of December 31, 2018.

Equity Method Investments by Type
($ in ‘000s)	As of December 31,
	2019	2019	2018
	Unfunded Commitments	Carrying Value
Real estate	$—	$—	$9,764
Insurance linked securities	—	—	6,694
Activist hedge funds	—	—	3,911
Venture capital	—	—	2,015
Other joint venture	—	—	325
Total equity method investments	$—	$—	$22,709

Due to the timing of financial information of the Company’s equity method investments, certain investments are recorded on a financial reporting lag of one to three months.
The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other-than-temporary. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether or not the investee could sustain a level of earnings that would justify the carrying amount of the investment. Collateral loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans equal to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows. As of December 31, 2019 and 2018, the Company had no valuation allowances established for impaired equity method limited partnerships and loans.
Short-Term Investments
Atlas’ short-term investments are comprised of fixed income securities which totaled $4.5 million as of December 31, 2018.
Collateral Pledged
As of December 31, 2018, bonds, cash and cash equivalents with a fair value of $13.7 million, were on deposit with state and provincial regulatory authorities. Also, from time to time, the Company pledges securities to and deposits cash with third parties to collateralize liabilities incurred under its policies of reinsurance assumed and other commitments made by the Company. As of December 31, 2018, the amounts of such pledged securities were $31.3 million. Collateral pledging transactions are conducted under terms that are common and customary to standard collateral pledging and are subject to the Company’s standard risk management controls. These assets and investment income related thereto remain the property of the Company while pledged. Neither the state and/or provincial regulatory authorities nor any other third party has the right to re-pledge or sell said securities held on deposit.

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

It should be noted that due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, no tables have been disclosed with respect to investment holdings at December 31, 2019.

Investments at Fair Value
($ in ‘000s)	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Fixed income securities:
U.S. Treasury and other U.S. government obligations	$12,888	$—	$—	$12,888
States, municipalities and political subdivisions	—	5,833	—	5,833
Corporate
Banking/financial services	—	10,479	—	10,479
Consumer goods	—	7,901	—	7,901
Capital goods	—	1,956	—	1,956
Energy	—	5,932	—	5,932
Telecommunications/utilities	—	4,566	—	4,566
Health care	—	755	—	755
Total corporate	—	31,589	—	31,589
Mortgage-backed
Agency	—	17,970	—	17,970
Commercial	—	17,425	—	17,425
Total mortgage-backed	—	35,395	—	35,395
Other asset-backed	—	10,885	—	10,885
Total fixed income securities	$12,888	$83,702	$—	$96,590
Equities	5,929	—	—	5,929
Total	$18,817	$83,702	$—	$102,519

Atlas primarily uses the services of external securities pricing vendors to obtain these values. Atlas then reviews these valuations to ensure that the values are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
Though Atlas believes the valuation methods used in determining fair value are appropriate, different methodologies or assumptions could result in a different fair value. Management does not believe that reasonable changes to the inputs to its valuation methodology would result in a significantly higher or lower fair value measurement.
The Company had no fair value investments classified as Level 3 as of December 31, 2018. There were no transfers in or out of Level 2 or Level 3 during 2018.

7. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Year ended December 31,
	2019		2018
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(2,683)	21.0%	$(11,368)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	2,779	(21.8)	25,397	(46.9)
Nondeductible expenses	28	(0.2)	59	(0.1)
Tax-exempt income	(3)	—	(9)	—
State tax (net of federal benefit)	71	(0.6)	(2)	—
Stock compensation	31	(0.2)	(42)	0.1
Nondeductible goodwill	—	—	572	(1.1)
Nondeductible acquisition accounting adjustment	—	—	(109)	0.2
Other	—	—	(4)	—
Provision for income taxes for continuing operations	$223	(1.8)%	$14,494	(26.8)%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2019		2018
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(1,560)	21.0%	$(2,114)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	1,559	(21.0)	3,432	(34.1)
Nondeductible expenses	3	—	3	—
Tax-exempt income	(2)	—	(4)	—
Provision for income taxes for discontinued operations	$—	—%	$1,317	(13.1)%

Components of Income Tax Expense - Continuing Operations
($ in ‘000s)	Year ended December 31,
	2019	2018
Current tax expense (benefit)	$223	$(1,091)
Deferred tax benefit	(2,779)	(9,830)
Increase in deferred tax valuation allowance	2,779	25,415
Total	$223	$14,494

Components of Income Tax Expense - Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2019	2018
Current tax expense (benefit)	$—	$(83)
Deferred tax benefit	(1,559)	(2,015)
Increase in deferred tax valuation allowance	1,559	3,415
Total	$—	$1,317

During 2013 and 2019, due to shareholder activity, a “triggering events” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	December 31,
	2019	2018
Gross deferred tax assets:
Losses carried forward	$10,264	$25,326
Claims liabilities and unearned premium reserves	554	5,949
Investment in affiliates	24,450	—
Bad debts	168	1,009
Stock compensation	873	760
Other	81	418
Valuation allowance	(32,522)	(29,416)
Total gross deferred tax assets	3,868	4,046

Gross deferred tax liabilities:
Deferred policy acquisition costs	112	1,535
Investments	116	189
Fixed assets	2,099	1,371
Intangible assets	551	633
Other	990	318
Total gross deferred tax liabilities	3,868	4,046
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of December 31, 2019 by Expiry Date
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	10,439
2018	Indefinite	8,566
2019	2039	11,747
2019	Indefinite	4,404
Total		$48,877

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has established a valuation allowance of $32.5 million and $29.4 million for its gross future deferred tax assets as of December 31, 2019 and 2018, respectively.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties in 2019 or 2018. Tax years 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
8. Commitments and Contingencies
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries.
Atlas is exposed to credit risk on balances receivable from insureds and agents. Credit exposure to any one individual insured is not material. The policies placed with risk taking partners are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing account current statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate.
9. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	As of December 31,
	2019	2018
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,023	9,006
Leasehold improvements	193	190
Internal use software	12,610	16,078
Computer equipment	1,925	1,821
Furniture and other office equipment	1,150	2,897
Total	$34,166	$39,257
Accumulated depreciation	(12,373)	(9,391)
Total property and equipment, net	$21,793	$29,866

[1]	Excluding assets held for sale.
Depreciation expense and amortization from continuing operations was $3.9 million and $2.5 million in 2019 and 2018, respectively. As part of a cost sharing agreement with affiliates under common ownership, depreciation expense of $250,000 and $363,000 was allocated to Global during 2019 and 2018 respectively.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. The Company made improvements to its corporate headquarters building of $20,000 and $1.1 million in 2019 and 2018, respectively. Rental income related to this lease agreement was $408,000 and $433,000 in 2019 and 2018, respectively. Depreciation expense related to the building and its improvements was $1.1 million and $1.1 million in 2019 and 2018, respectively.
For the years ended December 31, 2019 and 2018 the Company capitalized $2.4 million and $6.4 million, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. For the years ended December 31, 2019 and 2018, there was $1.9 million and $667,000, respectively, of amortization expense recorded for projects in the post-implementation stage.
Net realized losses on the disposal and sales of equipment was $21,000 and $2,000 in 2019 and 2018, respectively.

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

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Year ended December 31,
	2019	2018
Direct premiums written	$133,827	$206,535
Assumed premiums written	26,857	32,539
Ceded premiums written	(72,911)	(72,811)
Net premiums written	$87,773	$166,263

Direct premiums earned	$149,609	$205,923
Assumed premiums earned	26,954	22,261
Ceded premiums earned	(66,322)	(47,498)
Net premiums earned	$110,241	$180,686

Ceded claims and claims adjustment expenses	$31,551	$36,652
Ceding commissions	$16,382	$10,258

Reinsurance recoverables on unpaid claims and claims adjustment expenses	—	$55,265
Prepaid reinsurance premiums	—	$31,151
Reinsurance recoverables on paid claims and claims adjustment expenses	—	$10,260
During 2019, the Company received notice from General Reinsurance Corporation (“Gen Re”) that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Reinsurance America Corporation (“Swiss Re”) was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty would terminate on a run-off basis. See “Part 1, Item 1, 2020 Developments” for certain developments with respect to the ASI Pool Companies and Global Liberty subsequent to December 31, 2019.

11. Claims Liabilities
Unpaid Claims and Claims Adjustment Expenses

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Year ended December 31,
	2019	2018
Unpaid claims and claims adjustment expenses, beginning of period	$226,487	$171,513
Less: reinsurance recoverable	55,265	41,373
Net unpaid claims and claims adjustment expenses, beginning of period	171,222	130,140

Incurred related to:
Current year	78,612	110,621
Prior years	2,155	71,635
	80,767	182,256

Paid related to:
Current year	22,176	39,784
Prior years	89,970	101,390
	112,146	141,174

Reduction in liability from deconsolidation	139,843	—

Net unpaid claims and claims adjustment expenses, end of period	—	171,222
Add: reinsurance recoverable	—	55,265
Unpaid claims and claims adjustment expenses, end of period	$—	$226,487

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
As of October 1, 2019, the results of the ASI Pool Companies have been deconsolidated. Through September 30, 2019, the incurred related to prior years primarily related to unfavorable development on involuntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means.
Atlas experienced $71.6 million in unfavorable prior accident year development in 2018 as reflected as incurred related to prior years in the table above. The unfavorable development is primarily from our core lines with $58.7 million of the development related to claims from accident years 2015 through 2017. Year-end 2018 reserve estimates for the ASI Pool Companies were strengthened to the high point of the actuarial range established by the outside independent actuaries for each entity based on December 31, 2018 data, claim settlement activities, and other factors evaluated subsequent to the receipt of the 2018 actuarial opinions.

12. Share-Based Compensation
On January 6, 2011, Atlas adopted a stock option plan (“Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to eligible persons defined in the plan. In the second quarter of 2013, a new equity incentive plan (“Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted stock, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will be governed by the terms of the Stock Option Plan.
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”)	Year ended December 31,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	27,195	C$6.00	54,390	C$6.00
Granted	—	—	—	—
Exercised	—	C$—	(27,195)	C$6.00
Outstanding, end of period	27,195	C$6.00	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	375,000	US$17.01	375,000	US$17.01

Options Outstanding
As of December 31, 2019
Grant Date	Expiration Date	Number Outstanding	Number Exercisable
January 18, 2011	January 18, 2021	27,195	—
March 6, 2014	March 6, 2024	175,000	—
March 12, 2015	March 12, 2025	200,000	—
Total		402,195	—

There are no stock options that are exercisable as of December 31, 2019. The stock option grants outstanding have a weighted average remaining life of 4.48 years and have an intrinsic value of $0 as of December 31, 2019.
Under the Equity Incentive Plan, a director who either directly or indirectly purchases up to $100,000 of Atlas ordinary voting common stock on the open market, through the employee stock purchase plan, or via other means acceptable under this plan (see ‘Part II, Item 8, Note 13, Other Employee Benefit Plans’ in the Notes to Consolidated Financial Statements) will receive a 3 to 1 matching grant of restricted stock grants for ordinary voting common shares (or, for Canadian taxpayers, restricted stock units) based on the aggregate purchase price of ordinary voting common shares the director purchases during the 6 month period that began on June 18, 2013 and ended on December 31, 2013, or for new directors within 6 months of their initial appointment date (“Purchase Period”). Matching share grants of 148,152 restricted stock grants for ordinary voting common shares and 37,038 restricted stock units were made on February 28, 2014 (“Grant Date”). The number of ordinary voting common shares issued on the Grant Date were determined by dividing (A) the dollar amount of the Company matching contribution due based on purchases during the Purchase Period by (B) the closing common share price of one share of Company ordinary voting common share at close of market on June 17, 2013 (“Closing Price”), which was $8.10 per share. The restricted stock grants for ordinary voting common shares will vest 20% on each anniversary of the Grant Date, subject to the terms of the Guidelines. The matching grant will be subject to all of the terms and conditions of the Equity Incentive Plan and applicable grant agreements. The matching grant award was discontinued during 2018.

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of one share of Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. The RSUs will vest 33.3% on January 1 of each year for the next two years.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. In 2019, no shares of either the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested, due to not meeting annual performance targets. In 2017, 40,000 shares of each of the restricted stock grants for ordinary voting common shares and the options to acquire ordinary voting common shares vested.
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
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Year ended December 31,
	2019		2018
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	207,156	$16.50	234,080	$16.15
Granted	—	—	17,524	10.22
Vested	(28,066)	11.79	(44,448)	12.20
Canceled	(7,408)	12.20	—	—
Non-vested, end of period	171,682	$17.46	207,156	$16.50

In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of operations. Atlas recognized share-based compensation expense of $872,000 and $1.2 million in the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $124,000 of unrecognized total compensation expense related to all restricted stock and restricted stock units grants for ordinary voting common shares. The expense will be amortized over a weighted average period of 7 months.

13. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $386,000 and $443,000 and in 2019 and 2018, respectively.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. In 2019 and 2018, Atlas’ costs incurred related to the matching portion of the ESPP were $108,000 and $206,000, respectively. Share purchases pursuant to this plan are made in the open market.
14. Share Capital, Warrants and Mezzanine Equity
Share Capital

Share Capital Activity
		As of December 31,
		2019			2018
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,198,319	11,942,812	$36	12,192,475	11,936,970	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,198,319	11,942,812	$36	12,192,475	11,936,970	$36

There were 11,682 and 24,932 non-vested RSUs as of December 31, 2019 and 2018, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs. During 2018, the Company issued 7,408 ordinary voting common shares as a result of the vesting of RSUs and 27,195 ordinary voting common shares, then immediately canceled 6,169 shares, as a result of a cashless exercise of options.
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

Warrants
The Schedule 13G filed by American Financial Group, Inc., a parent holding company, on January 31, 2020 states that as of December 31, 2019 it has sole voting power to vote 2,387,368 ordinary voting common shares and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Atlas did not declare or pay any dividends to its common shareholders during 2019 or 2018.
Mezzanine Equity
There were no preferred shares outstanding as of December 31, 2019 and 2018.
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
During 2018, Atlas paid $333,000 in dividends earned on the preferred shares then outstanding to the former owner of Anchor, the cumulative amount to which they were entitled through December 31, 2017, leaving no accrued or unpaid dividends.
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
Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, typically 12 months.

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Year ended December 31,
	2019	2018
Balance, beginning of period	$5,918	$13,226
Acquisition costs deferred	24,563	21,075
Amortization charged to income	(11,825)	(28,383)
Reduction of acquisition costs from deconsolidation of ASI Pool Companies	(18,656)	—
Balance, end of period	$—	$5,918

16. Leases
The Company adopted ASC 842 - Leases as of January 1, 2019, using the transition method wherein entities were allowed to initially apply the new lease standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC 840 - Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase of operating lease right-of-use assets (“ROU”) totaling approximately $2.5 million in other assets on the condensed consolidated statements of financial positions and operating lease liabilities of approximately $3.1 million and a decrease of net deferred rent liabilities of approximately $600,000 in other liabilities and accrued expenses on the condensed consolidated statements of financial position as of January 1, 2019.
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2019 or January 1, 2019.

Lease Expense
($ in ‘000s)	2019
Operating leases	$904
Variable lease cost	332
Total	$1,236

Other Operating Lease Information
($ in ‘000s)	2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$1,237
Right-of-use assets obtained in exchange for new lease liabilities	31
Total	$1,268

Weighted-average remaining lease term	2.1 years
Weighted-average discount rate	3.6%

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	2019
2020	$951
2021	898
2022	179
2023	23
Total lease payments	$2,051
Impact of discounting	(58)
Operating lease liability	$1,993

17. Related Party Transactions
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
On November 10, 2016, AIA entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage is secured by the Company’s headquarters and was previously eliminated in consolidation. The amount payable as of December 31, 2019 is due to the ASI Pool Companies.
Interest expense on notes payable was $2.0 million and $1.9 million in 2019 and 2018, respectively.

Notes Payable Outstanding
($ in ‘000s)	As of December 31,
	2019	2018
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
5.0% Mortgage due November 10, 2026	7,621	—
Total outstanding borrowings	32,621	25,000
Unamortized issuance costs	(521)	(745)
Total notes payable	$32,100	$24,255

19. Deconsolidation and Discontinued Operations
Deconsolidation
While AFH indirectly owns the stock of the ASI Pool Companies, as of October 1, 2019 AFH management no longer has statutory responsibility or authority over the financial activities of the ASI Pool Companies, and, therefore, the Company has deconsolidated the ASI Pool Companies on that date. This resulted in the ASI Pool Companies being classified as variable interest entities for which the Company is no longer the primary beneficiary. The Company recognized a loss of $4.4 million relating to the deconsolidation during the year ended December 31, 2019, which was the remaining equity of the ASI Pool Companies as of the deconsolidation date. The financial results of the ASI Pool Companies are included in the consolidated statements of operations through the October 1, 2019 disposal date. There was not re-measurement of any retained interest since no future value was assigned to the deconsolidated entities as a result of the rehabilitation. Management will continue supporting the administrative activities of the ASI Pool Companies as required by the OSD, however, will have no control over the financial activities of these entities.
As part of the deconsolidation, notes receivable from the ASI Pool companies with an outstanding principal balance of $15.5 million are now presented on the Consolidated Statements of Financial Position as of December 31, 2019. On May 1, 2015, AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and the Missouri Department of Insurance and require prior written approvals for the payment of interest and/or the reduction in principal. These Surplus Notes could be used at some point to offset future amounts payable to the ASI Pool Companies.
Discontinued Operations
Throughout 2019, the Company had been exploring strategic alternatives including a potential sale of the Company or certain assets with the goal of facilitating shareholder value generation. As part of a strategic shift, the Company has classified Global Liberty as discontinued operations and the results of their operations are reported separately for all periods presented.

Summary financial information for Global Liberty included in loss from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2019 and 2018 is presented below:

Loss From Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2019	2018
Net premiums earned	$27,862	$37,533
Net investment income	437	854
Net realized losses	(9)	(119)
Total revenue	28,290	38,268
Net claims incurred	25,833	38,405
Acquisition costs	5,467	5,608
Other underwriting expenses	4,504	4,324
Interest (income)	(87)	—
Total expenses	35,717	48,337
Loss from operations before income taxes	(7,427)	(10,069)
Income tax expense	—	1,317
Net loss	$(7,427)	$(11,386)

Statements of Comprehensive Loss
Net loss	$(7,427)	$(11,386)

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	634	(633)
Reclassification to net income (loss)	547	(55)
Other comprehensive income (loss)	1,181	(688)
Total comprehensive loss	$(6,246)	$(12,074)

The assets and liabilities of Global Liberty are presented as held for sale in the consolidated statements of financial position at December 31, 2019 and 2018 is presented below:

($ in ‘000s)	December 31,
	2019	2018
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $14,016 and $34,358)	$14,239	$33,401
Short-term investments, at cost	491	252
Other investments	1,315	1,321
Total investments	16,045	34,974
Cash and cash equivalents	7,712	748
Accrued investment income	78	201
Reinsurance recoverables on amounts paid	2,227	2,128
Reinsurance recoverables on amounts unpaid	18,339	13,507
Prepaid reinsurance premiums	3,765	5,747
Deferred policy acquisition costs	534	1,391
Property and equipment, net	1,741	1,497
Other assets	861	4,886
Total assets	$51,302	$65,079

Liabilities
Claims liabilities	$46,771	$47,009
Unearned premium reserves	12,423	22,579
Due to reinsurers	1,019	2,354
Other liabilities and accrued expenses	2,554	1,427
Total liabilities	$62,767	$73,369

20. Subsequent Events
As previously disclosed, the Company was unable to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 due to delays in the year end audit process. As a result, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 1, 2020, American Acquisition entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. American Acquisition has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision.

On May 8, 2020, American Acquisition and the Director (as defined below) as statutory liquidator of Gateway signed a stock purchase agreement with Buckle Corp. (“Buckle”), a technology-driven financial services company, to purchase the stock of Gateway and Gateway’s corporate charter and state licenses from its statutory rehabilitator in a collaborative transaction as an important next step in Atlas’ strategic plan. Buckle’s core business focuses on part-time transportation network company (“TNC”) drivers and is complementary to Atlas’ focus on full-time drivers in the Livery, Paratransit, Taxi and TNC segments.
On June 10, 2020, the required court orders were entered to place Gateway in liquidation, with the Director of Insurance of the State of Illinois (the “Director”) acting as the statutory liquidator. This was necessary to facilitate the above described transaction with Buckle. The the sale of stock, charter and state licenses of Gateway to Buckle closed effective June 16, 2020. The Company and Buckle entered into an underwriting agreement whereby Gateway under Buckle’s ownership became a risk-taking partner for AGMI. The Company and Buckle also entered into a professional services agreement in furtherance of related strategic activities.
Subsequent to the Gateway transaction, Buckle proposed terms to acquire the stock, charter and state licenses of American Country and American Service. In connection therewith, a required court order was entered on August 11, 2020 to place American Country and American Service in liquidation, with the Director acting as the statutory liquidator. American Acquisition and the Director as statutory liquidator of American County and American Service signed a stock purchase agreement on November 2, 2020. The closing of this pending transaction is subject to regulatory approval and other conditions.
In July 2020, the Company announced that AGMI’s underwriting agreement with National Interstate Insurance Company (“National Interstate”), for paratransit business was extended and expanded. Further to the extension and expansion, the Company and National Interstate executed a renewal rights agreement with respect to paratransit accounts with eight or more vehicles (“Large Paratransit Accounts”). Pursuant to this agreement, the Company and National Interstate will work together to transition the handling of Large Paratransit Accounts to NATL. The Company received $2.9 million as consideration from National Interstate as consideration for this transaction. Under the previously announced expanded agreement AGMI will manage owner operators and fleets with seven or less vehicles (“Small Paratransit Accounts”) until at least August 2021. If the Small Paratransit Account program is not extended further, NATL continues to retain the option to purchase renewal rights on this segment at the expiration of the agreement period. Under the terms of the agreements, the Company will not compete with NATL for Large Paratransit Accounts for a period of three years following the Large Paratransit Account renewal rights transaction. Other previously disclosed material terms of the agreements between the parties remains unchanged.
The Company’s numerous Current Reports on Form 8-K and press releases since December 31, 2019 provide more detailed disclosures regarding the above events.
In light of the impact of COVID-19 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives in 2020, including reduction in employee headcount which will be reflected in subsequent financial statements.

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
As of December 31, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act, and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2019 and 2020 as discussed below in connection with our internal control over financial reporting.
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
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of those criteria, management concluded that our internal control over financial reporting as of December 31, 2019 was not effective due to the material weakness described below:
Timely identification of financial closing delays: The Company did not timely file its Annual Report on Form 10-K containing its audited financial statements for the year ending December 31, 2019 due to the delays in filing of its Annual Report on Form 10-K containing its audited financial statements for the year ending December 31, 2018 resulting in the Company being unable to timely meet its financial reporting requirements with the SEC and Nasdaq.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With respect to the material weakness related to timely identification of financial closing delays and the resulting failure to timely file, the Company has taken steps to monitor the progress of all aspects of its financial closing process including more detailed discussions as needed with its independent registered public accounting firm regarding extraordinary accounting matters and related disclosures. The Company expects to file its delayed Quarterly Reports on Form 10-Q for the periods ending March 31, June 30 and September 30, 2020 as soon as practicable.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Further, there have been no such changes since December 31, 2019 other than the action described in Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Director	Director since	Principal Occupation	Current Committees
Scott D. Wollney	2010	Chairman, President, and Chief Executive Officer of Atlas Financial Holdings, Inc.	IC
Ronald E. Konezny	2018	Chief Executive Officer and Director of Digi International	AC, CC*, NCGC
Jordan M. Kupinsky	2009	President of Justley Capital Corporation	AC*, CC, IC, NCGC
Walter F. Walker	2013	Owner and Chief Investment Officer of Hana Road Capital LLC	AC, CC, IC*, NCGC*
AC = Audit Committee CC = Compensation Committee IC = Investment Committee NCGC = Nominating and Corporate Governance Committee
* Denotes committee chair.
On July 29, 2020, Gordon Pratt informed the Company that he would retire from the Board of Directors of the Company effective August 1, 2020. Mr. Pratt’s decision to retire was not the result of any disagreement with the Company. Following Mr. Pratt’s retirement, Mr. Wollney was named Chairman of the Board and Mr. Kupinsky was named Lead Director.
On September 16, 2020, John T. Fitzgerald resigned from the Atlas Board of Directors. Mr. Fitzgerald's decision was not the result of any disagreement with the Company.
The following sets forth the name, age, and business experience during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed, and qualifications of each person serving as a director of the Company as of December 31, 2019.

SCOTT WOLLNEY
Chairman, President, and Chief Executive Officer

Age:	52

Principal Occupation: Chairman, President and Chief Executive Officer of Atlas Financial Holdings, Inc.
Business Experience:

•	President and Chief Executive Officer since December 31, 2010.

•	President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company, from July 2009 until December 31, 2010.

•	President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company, from May 2008 to March 2009.

•	President of Avalon Risk Management, Inc., an insurance broker, from January 1998 to May 2008.
Qualifications:

•	MBA graduate of Northwestern University's Kellogg School of Management with a concentration in finance and management strategy.

•	Bachelor of Arts degree from the University of Illinois.

•	Experience building successful businesses as well as re-organizing challenged companies around a focused strategy to address legacy issues and set them on a path for future success.

•	Direct experience and expertise with respect to the numerous disciplines that are critical to the insurance business.
Other Board Service:

•	Director of 1347 Property Insurance Holdings, Inc., a property and casualty insurance holding company.

RONALD KONEZNY
Director

Age:	52

Principal Occupation: Chief Executive Officer and Director of Digi International
Business Experience:

•	Chief Executive Officer and Director of Digi International, a leading provider of solutions to industrial and commercial clients worldwide, since December 17, 2014.

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

Qualifications:

•	Bachelor of Arts degree in Economics from Northwestern University and a Phi Eta Sigma nominee.

•	Possesses extensive business, operating and executive expertise.

•	Experience improving companies' profitability to sustainable double-digit levels and expanding recurring revenue business.

•	Direct experience with multiple successful acquisitions.
Other Board Service:

•	Director of Sentera since 2020

•	President, CEO and Director of Digi International Inc. since December 17, 2014.

•	Former Director of I.D. Systems, Inc. from June 2014 through June 2018.

•	Served on the Boards of Directors of the National Private Truck Council Institute and the Truckload Carriers Association.

JORDAN KUPINSKY
Director

Age:	47

Principal Occupation: Senior Vice President & Managing Director of Windsor Private Capital
Business Experience:

•	Senior Vice President and Managing Director at Windsor Private Capital, a private merchant banking firm, since July 2019.

•	President of Justley Capital Corporation, a private investment and advisory firm, since 2008.

•	Partner with JJR Private Capital, an independent private capital and diversified merchant bank, from April 2008 to September 2016.

•	Managing Director with Windsor Private Capital, a private merchant banking firm, from January 2011 to July 2014.

•	Vice President at Greenhill & Co., an independent global investment banking firm, listed on the NYSE, focused on mergers and acquisitions and financial restructuring from March 2006 to May 2008.

•	Vice President of Corporate Development and General Counsel at Minacs Worldwide Inc., a publicly traded company on the TSX, from July 2002 to February 2005.

•	Began career practicing corporate securities law at Torys LLP in Toronto from 1997 to 1999.

•	An investment banking associate at Houlihan Lokey Howard & Zukin from 1999 to 2002.
Qualifications:

•	Joint MBA and JD degree from the Schulich School of Business and Osgoode Hall Law School at York University.

•	Experience in financial statement review with both public and private companies.

•	Direct experience includes securities law, financial analysis and corporate governance.
Other Board Service:

•	Former Chairman of Concordia International Corp. from 2016 through 2019 and former Director from 2013 through May 2018.

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

WALTER WALKER
Director

Age:	66

Principal Occupation: Owner and Chief Investment Officer of Hana Road Capital LLC
Business Experience:

•	Formed Hana Road Capital LLC, an equity investment fund, where he remains as its owner and Chief Investment Officer since late 2007.

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

PAUL ROMANO
Vice President, Chief Financial Officer and Principal Accounting Officer

Age:	59

Date First Appointed as an Officer: December 31, 2010
Business Experience:

•	Vice President and Chief Financial Officer since December 31, 2010.

•	Vice President and Treasurer of KAI from March 2010 to December 2010.

•	Vice President, Data Management of Lincoln General Insurance Company, a property and casualty insurance company, from October 2008 to March 2009.

•
Various Vice President and Director positions with American Country Insurance Company, a property and casualty insurance company, which became a subsidiary of the Corporation on December 31, 2010, and its affiliates from 2002 to 2008.

Qualifications:

•	Certified Public Accountant designation in the State of Illinois.

•	Master of Business Administration degree from the Northwestern University's Kellogg School of Management (1996).

•	Bachelor of Science, Accounting, from the University of Illinois (1984).

JOSEPH SHUGRUE
Chief Operating Officer

Age:	57

Date First Appointed as an Officer: December 31, 2010
Business Experience:

•	Vice President, Claims from December 31, 2010 through December 17, 2019.

•	Various senior management positions at KAI and American Service Insurance Company, which became a subsidiary of the Company on December 31, 2010, from March 1, 2004 to December 31, 2010.

•	Various positions with other specialized insurance businesses beginning in October 1986.

BRUCE GILES
Vice President, Underwriting

Age:	61

Date First Appointed as an Officer: December 31, 2010
Business Experience:

•	Vice President, Underwriting since December 31, 2010.

•	Assistant Vice President of Commercial Underwriting for KAI, with whom he held various positions from December 2003 to June 2010.

•	Various positions with Allstate Insurance Group, CIGNA and other insurance companies from 1981 to 2003.

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
Audit Committee
During 2019, the Audit Committee was comprised of Jordan Kupinsky (Chairman), Walter Walker and John Fitzgerald. Each member of the Audit Committee is independent under NASDAQ Rule 5605(a)(2) and Rule 10A-3 of the Exchange Act and meets the financial literacy requirements of the NASDAQ rules.
The Board has determined that Mr. Kupinsky, Mr. Walker and Mr. Fitzgerald, because of their accounting and financial management expertise discussed above are all considered “audit committee financial experts” as that term is defined under the Exchange Act and, accordingly, that at least one audit committee financial expert is serving on the Company’s Audit Committee.
Item 11. Executive Compensation
Director Compensation
During the fiscal year ended December 31, 2019, the Company paid cash compensation for services rendered to the non-employee directors of our Board, and we reimbursed the out-of-pocket expenses of our directors incurred in connection with attendance at or participation in meetings of the Board. With respect to non-employee directors, a combination of equity and cash is provided to reflect a focus on both (i) long-term performance and shareholder value and (ii) compensation for the Board’s continuing oversight and corporate governance role.
Each non-employee, independent director receives an annual cash retainer of $55,000, plus a stipend for each committee the director is a member of. The Chairman of the Board receives an additional $20,000 retainer. The chair of the Audit Committee receives an additional $15,000 retainer for his service as a committee chair. The chairs of the Compensation and Investment Committee each receive an additional $7,000 for their service as a committee chair.
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

Name	Fees Earned or Paid in Cash	Stock Awards [5]	Total Compensation
Gordon Pratt [1]	$78,500	$10,274	$88,774
Jordan Kupinsky [2]	$80,500	$10,274	$90,774
John T. Fitzgerald [2]	$55,000	$10,274	$65,274
Walter Walker [2]	$65,500	$10,274	$75,774
Ronald Konezny [3]	$55,000	$6,165	$61,165
Scott Wollney [4]	$—	$—	$—

[1]	As of December 31, 2019, Mr. Pratt had an aggregate of 2,540 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Additionally, Mr. Pratt has 27,195 option awards outstanding.

[2]
As of December 31, 2019, each of Mr. Kupinsky, Mr. Fitzgerald and Mr. Walker had an aggregate of 2,540 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Mr. Kupinksy,Mr. Fitzgerald, and Mr. Walker had no option awards outstanding.

[3]	As of December 31, 2019, Mr. Konezny had an aggregate of 1,522 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Mr. Konezny had no option awards outstanding.

[4]
As of December 31, 2019, Mr. Wollney had an aggregate of 154,500 option awards outstanding as of December 31, 2019 and 80,000 restricted ordinary share awards received solely for his services as an executive officer and not for his services as a director, as disclosed in the section “Outstanding Equity Awards at 2019 Fiscal Year End”.

[5]	See ‘Part II, Item 8, Note 12, Share-Based Compensation’ in the Notes to Consolidated Financial Statements for further discussion regarding the valuation of stock awards.

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
Employment agreements were executed with our executives in 2011 with an initial effective term of January 1, 2011 through December 31, 2012 and subsequent annual terms commencing January 1, 2013. These agreements provide for compensation based on a combination of base salary and incentive compensation. Incentive compensation in subsequent years will be based on a combination of financial results and the achievement of strategic objectives, as determined by the Compensation Committee of the Board. No incentive compensation was earned during 2019 or 2018. Final determination of incentive compensation is subject to approval by the Board. Return on equity is a primary metric utilized in evaluating such results.
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

(1)
As previously disclosed, on October 7, 2019, Atlas Financial Holdings, Inc. (the “Company”) and its wholly-owned subsidiary Anchor Group Management, Inc. entered into agreements regarding a newly adopted near term incentive program with certain senior executives of the Company, including each of Scott Wollney, Paul Romano and Joseph Shugrue, the Company’s Chief Executive Officer, Chief Financial Officer and Vice President, Chief Operating Officer, respectively (each such individual, an “Executive,” and each such agreement, an “Agreement”).  Pursuant to the terms of the Agreements, each Executive is entitled to receive, under certain conditions, (i) a cash retention bonus equal to thirty percent (30%) of such Executive’s current base salary (which has not increased since 2017)(a “Retention Amount”), and (ii) an Incentive Amount of up to seventy percent (70%) of such Executive’s current base salary plus a set number of Company common shares (an “Incentive Amount”).

The Retention Amount will be paid in the first payroll period following December 31, 2020, provided the Executive remains employed by the Company or its subsidiaries through such date. In addition, to the extent that an Executive is terminated for any reason other than “for cause” on or before June 30, 2021 and is entitled to any severance amount under any then-existing Company policy, any Retention Amount previously paid will be deducted from any severance payment due.
The Incentive Amount will be paid incrementally (in proportionate amounts of cash and shares) only upon the competition of certain milestones within the eighteen (18) month period from the date of the Agreements; provided, however, that not more than one-sixth (1/6th) of the Incentive Amount will be paid in any quarter, with the first available evaluation period being in the fourth quarter of 2019. The milestones are the same for each Agreement and relate to the (i) transition of gross written paratransit premium pursuant to a previously announced agreement with American Financial Group ("AFG") and their subsidiary National Interstate Insurance Company (“NATL”), (ii) placement of gross written non-paratransit premium with alternative markets, (iii) progress with respect to the rehabilitation plan for the ASI Pool Companies (defined below) as represented by regulatory approval of certain expense sharing arrangements and related payments between the Company and its subsidiaries and (iv) sale or disposition of Company assets, all as further described in the Agreements.
Compensation Committee
The Compensation Committee was comprised of Jordan Kupinsky (Chairman), Gordon Pratt and John Fitzgerald. Each member of the Compensation Committee is independent. We are currently in compliance with NASDAQ Rule 5605(d)(2)(A), which requires a compensation committee be comprised of at least two members, each of whom must be an independent director. The Compensation Committee met 4 times during the fiscal year ended December 31, 2019.
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

The Compensation Committee reviewed executive compensation with management in the course of the 2020 budgeting process. As set forth in the Compensation Committee's charter, the Compensation Committee may delegate the day-to-day administration of the Company's equity compensation plans to one or more officers and employees of the Company or an affiliate thereof. Authority was extended to management within the approved budget for compensation. Mr. Wollney, in consultation with the Compensation Committee, set the executive compensation for the named executive officers other than Mr. Wollney.
During the year ended December 31, 2018, the Compensation Committee and the Board engaged Meridian Compensation Partners, LLC (“Meridian”) for the purposes of analyzing director compensation. Meridian was tasked to compare the relative ranking among the Company and 10 peer companies based on the most recently available public data as of October 1, 2018 and also considered broader compensation data from the NACD’s 2017-2018 Director Compensation Report. Total compensation amounts and structure for the director positions were evaluated, including the following publicly available components of pay: director fees, chairman stipends, committee member fees, equity compensation and long-term incentives. As part of this analysis, Meridian outlined adjustments to more closely align the Company’s director compensation to the peer group. The Compensation Committee plans to engage advisors, evaluate available industry data, and assess the appropriateness of director and executive officer compensation based on the Company’s situation.
Summary Compensation Table
The following table sets forth information concerning the total compensation for each of the Named Executive Officers during each of the last two fiscal years.

($)
Name and Principal Position	Year	Salary	Bonus	Stock Awards [1]	Option Awards	All Other Compensation [2]	Total Compensation
Scott Wollney President, Chief Executive Officer and Director	2019	$450,000	$—	$—	$—	$37,219	$487,219
	2018	$450,000	$—	$130,010	$—	$29,309	$609,319
Paul A. Romano Vice President and Chief Financial Officer	2019	$254,808	$—	$—	$—	$29,413	$284,221
	2018	$254,808	$—	$—	$—	$36,073	$290,881
Joseph Shugrue Vice President, Chief Operating Officer	2019	$228,894	$—	$—	$—	$11,149	$240,043
	2018	$225,000	$—	$—	$—	$10,666	$235,666

[1]
Mr. Wollney's Stock Awards for 2018 are pursuant to the Director Stock Matching Program described under “Director Compensation” as compensation for his services as a director. The value of the stock awards consists of 7,408 shares which vested at the market price on February 28, 2018.

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
The exercise price of all options was established by the Compensation Committee at the time of grant, provided that the exercise price would not be less than the market price of the Voting Shares on the date of grant. Under the Stock Option Plan, market price was equal to the volume weighted average trading price of the Voting Shares on the NASDAQ (the principal stock exchange on which the Voting Shares were listed for trading) for the five trading days immediately preceding the date on which the option is granted. The expiry of options was also established by the Compensation Committee at the time of the grant, provided that the options have a maximum term of ten years. The Compensation Committee determined when any option will become exercisable and whether the option will be exercisable in installments or pursuant to a vesting schedule. In the event of a change of control, vesting may be accelerated.
Equity Incentive Plan
In the second quarter of 2013, a new Equity Incentive Plan was approved by shareholders at our annual general meeting. As of such date, Atlas ceased to grant new stock options under the existing Stock Option Plan discussed above. The Equity Incentive Plan is a new securities based compensation plan pursuant to which Atlas may issue restricted shares, restricted units, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will be governed by the terms of the Stock Option Plan.
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

Outstanding Equity Awards at 2019 Fiscal Year End
The following table sets forth all equity awards held by the Named Executive Officers that were outstanding at the end of the most recently completed fiscal year.

Outstanding Equity Awards as at December 31, 2019
		Option Awards				Stock Awards
Name and Principal Position	Grant date	Number of securities underlying unexercised options (#) exercisable [1]	Number of securities underlying unexercised options (#) unexercisable [1]	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Wollney Chairman, President and Chief Executive Officer	March 6, 2014	54,500	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	20,000	80,000	$20.29	March 12, 2025	—	—	80,000	$34,400
Paul A. Romano Vice President and Chief Financial Officer	March 6, 2014	35,000	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	5,000	20,000	$20.29	March 12, 2025	—	—	20,000	$8,600
Joseph Shugrue Chief Operating Officer	March 6, 2014	28,500	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	5,000	20,000	$20.29	March 12, 2025	—	—	20,000	$8,600

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information concerning the beneficial ownership of the Voting Shares held on November 6, 2020 by (i) each person known to us to own beneficially more than 5% of the total issued and outstanding Voting Shares, (ii) each of our directors and director nominees, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group.
The options included in the below beneficial ownership table are exercisable within 60 days of November 6, 2020. Unless otherwise indicated, each person has sole voting and investment power over the shares listed.

Name and Address of Beneficial Owner	Number of Voting Shares Owned [1,2]	Percentage of Total Outstanding Voting Shares [1,2]
5% Beneficial Owners
American Financial Group, Inc. [4] 301 East Fourth Street Cincinnati, OH 45202	2,387,368	19.7%
Renaissance Technologies LLC [5] 800 Third Avenue New York, NY 10022	953,342	7.9%
Executive Officers and Directors
Gordon Pratt [3]	463,983	3.9%
Scott Wollney	431,390	3.6%
Jordan Kupinsky	66,432	*
John Fitzgerald	66,704	*
Walter Walker	393,273	3.3%
Ronald E. Konezny	3,045	*
Paul Romano	171,045	1.4%
Joseph Shugrue	123,153	1.0%
All Directors and Executive Officers as a Group (9 individuals)	1,838,031	15.3%

*	Indicates that ownership is less than 1%

[1]
As of November 6, 2020, there were 11,993,293 Voting Shares outstanding. Included in the shares above are the following convertible securities, exercisable within 60 days of August 31, 2020, that are deemed to be beneficially owned by the persons holding them for the purpose of computing that person’s percentage ownership: Gordon Pratt (managed through Atlas Investors LLC, see (3) below) holds 27,195 options; Scott Wollney holds 74,500 options; Paul Romano holds 40,000 options; and Joseph Shugrue holds 33,500 options. The shares underlying these convertible securities are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

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

[3]
Mr. Pratt holds 463,983 Voting Shares which are held either directly or through Atlas Investors LLC, of which Mr. Pratt is a Managing Member. In July 2016, Fund Management Group LLC (“FMG”) pledged 110,255 shares of the Company as security for a loan in the amount of $750,000 due July 2019. At the time the loan was made, such shares were worth 200% of the principal and interest that would be due at the time of the loan's maturity. FMG is required to post additional collateral should the value of its current collateral fall below 150% of the principal and interest that would be due at the time of the loan's maturity. Under certain circumstances, the holder of the pledged shares has the right to sell such shares in order to satisfy any amount outstanding under the loan. In May 2018, FMG pledged 25,000 shares of the Company as security for the $750,000 loan due July 2019. FMG has pledged a total of 135,255 shares of the Company. As of the date of this report, no additional collateral and no sale of pledged shares has occurred.

[4]
The Schedule 13G/A filed by American Financial Group, Inc., a parent holding company, on January 31, 2020 states that as of December 31, 2019 it has sole power to vote 2,387,368 Voting Shares and sole power to dispose of 2,387,368 Voting Shares. These shares represent warrants to purchase 2,387,368 Voting Shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of Voting Shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement. Such schedule also identifies Great American Insurance Company, an insurance company, as the subsidiary which acquired the security being reported on by the parent holding company.

[5]
The Schedule 13G filed by Renaissance Technologies LLC, an investment adviser (“RTC”) and Renaissance Technologies Holdings Corporation, a parent holding company (“RTHC”), on February 12, 2020 states that as of May 9, 2019, each of them has sole power to vote 953,243 Voting Shares and sole power to dispose of 953,243 Voting Shares, as the voting shares are beneficially owned by RTHC, because of RTHC’s majority ownership of RTC. Such schedule also states that certain funds and accounts managed by RTC have the right to receive dividends and proceeds from the sale of the Voting Shares.

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
Directors are considered independent if they are not an executive officer or employee of the Company and have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. There are four directors on the Board, of which three are independent directors. Scott Wollney is not independent, as he is a member of our management. A majority of the Board is independent. Mr. Pratt and Mr. Fitzgerald who resigned from the Board effective August 1, 2020 and September 16, 2020, respectively, were also independent directors.
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
As further described below, the Company has participated in certain investments with Kingsway, some of which also involve participation by Company directors Gordon Pratt and John T. Fitzgerald, and former director Larry Swets, Jr., (in 2018 Messrs. Swets and Fitzgerald were also directors and executive officers of Kingsway). We believe that it is beneficial for us to be able to leverage the collective expertise of Kingsway and our directors with respect to the sourcing of certain investments for inclusion in our investment portfolio, especially given the industry experience shared by the parties. The aggregate value of the investments described below, which are held by Global Liberty, make up less than 1% of the Company's investment portfolio as of December 31, 2019 and are included in assets held for sale on the Consolidated Statements of Financial Position. Under the Company's current investment guidelines, other than fixed income (“OTFI”) investments (including any related party OTFI investments) may not exceed the lesser of a total of 15% of the Company's overall cash and invested assets or 50% of the Company's statutory surplus (“Allowable OTFI Allocation”), with no new single investment to represent more than 20% of the Company's Allowable OTFI Allocation assets at the time such investment is made. Should the OTFI exceed these thresholds, the Company would seek to liquidate these positions in an economically beneficial manner. The related party transactions described below are consistent with the Company's current investment guidelines and have been reviewed and approved by both the Investment Committee of the Company's Board of Directors as well as the Audit Committee pursuant to the Company's policy on related party transactions described above.
Real Estate Investment
Global Liberty and Kingsway America, Inc. have participated in the following transaction involving the acquisition and management of revenue producing real estate:
As of December 31, 2019, the Company, Kingsway America, Inc. and a third party real estate manager have investments in a venture with the purpose of acquiring, improving and managing underutilized retail real estate. Total aggregate investment in this venture by the three parties is approximately $2.4 million, with Global Liberty and Kingsway America, Inc. investing approximately $1.3 million and $656,000, respectively. The outstanding third party debt as of July 31, 2020 totaled $3.5 million. Principal and interest paid totaled $136,000 and $207,000 during the year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services
Audit and Non-Audit Fees
The aggregate fees billed by the Company’s external auditors for the financial years ending December 31, 2019 and December 31, 2018, are set out in the table below.

(US$)	Year	Audit Fees[1]	Audit-Related Fees[2]	Tax Fees[3]	All Other Fees[4]
Auditor
Baker Tilly US, LLP	December 31, 2019	$669,806	Nil	Nil	Nil
Baker Tilly US, LLP	December 31, 2018	$851,685	Nil	Nil	Nil
RSM US LLP [5]	Q3-Q4 2018	$458,622	Nil	Nil	Nil
BDO USA, LLP	Q1-Q2 2018	$60,216	Nil	Nil	Nil

[1]	Fees related to our annual audit, review of our quarterly reports on Form 10-Q and review of documents filed with the SEC.

[2]	Fees related to procedures associated with the adoption of the new accounting standards and acquisitions.

[3]	Fees related to tax compliance services and tax preparation services.

[4]	Fees for other incidental expenses.

[5]	Fees paid to RSM US LLP during the period they were engaged to complete the 2018 audit; however they were terminated prior to completing the audit.
Pre-Approval Policies and Procedures
The Audit Committee has adopted specific policies and procedures for the engagement of non-audit services as described in its charter which is available on the Company's website at www.atlas-fin.com in the “Corporate Governance” section under Investor Relations. The Audit Committee shall approve all audit engagements and pre-approve the provision by the external auditors of all non-audit services, including fees and terms for all audit engagements and non-audit engagements, and in such regard the Audit Committee may establish the types of non-audit services the external auditors shall be prohibited from providing and shall establish the types of audit, audit related and non-audit services for which the Audit Committee will retain the external auditors. The Audit Committee may delegate to one or more of its members the authority to pre-approve non-audit services, provided that any such delegated pre-approval shall be exercised in accordance with the types of particular non-audit services authorized by the Audit Committee to be provided by the external auditor and the exercise of such delegated pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approval. The Audit Committee has reviewed and approved the incurrence of all of the fees described above for 2019 and 2018.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Part II, Item 8.

•	Consolidated Statements of Operations

•	Consolidated Statements of Financial Position

•	Consolidated Statements of Shareholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
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
10.26
Transaction Agreement dated June 10, 2019 by and among Atlas Financial Holdings, Inc., American Insurance Acquisition, Inc., Anchor Group Management, Inc., American Financial Group and National Interstate Insurance Company (incorporated by reference from our current report on Form 8-K filed on June 13, 2019

10.27
Warrant Agreement dated June 10, 2019 by and between Atlas Financial Holdings, Inc. and Great American Insurance Company (incorporated by reference from our current report on Form 8-K filed on June 13, 2019)

10.28
Registration Rights Agreement dated June 10, 2019 by and between Atlas Financial Holdings, Inc. and Great American Insurance Company (incorporated by reference from our current report on Form 8-K filed on June 13, 2019)

10.29
Form of near-term incentive agreement between Atlas Financial Holdings, Inc., Anchor Group Management, Inc. and certain executives (incorporated by reference from our current report on Form 8-K filed on October 11, 2019)

14	Code of Business Conduct and Ethics (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference from our current report on Form 8-K filed June 18, 2018)
16.2	Letter Regarding Change in Certifying Accountant (incorporated by reference from our current report on Form 8-K filed October 31, 2019
21	List of Subsidiaries
23.1	Consent of Baker Tilly US, LLP

Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.

[2]	Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012.
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
December 3, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Wollney	Chairman, President, and Chief Executive Officer	December 3, 2020
Scott D. Wollney
/s/ Paul A. Romano	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 3, 2020
Paul A. Romano
/s/ Ronald E. Konezny	Director	December 3, 2020
Ronald E. Konezny
/s/ Jordan M. Kupinsky	Director	December 3, 2020
Jordan M. Kupinsky
/s/ Walter F. Walker	Director	December 3, 2020
Walter F. Walker

Schedule II – Condensed Financial Information of Registrant
Statements of Operations

($ in ‘000s)	Year ended December 31,
	2019	2018
Net investment expense	$(6)	$(21)
Other underwriting expense	(6,254)	(2,926)
Interest expense	(1,897)	(1,871)
Loss from operations before income taxes	(8,157)	(4,818)
Income tax (benefit) expense	(392)	4,141
Loss before equity in net loss of subsidiaries	$(7,765)	$(8,959)
Equity in net loss of subsidiaries	(12,661)	(71,053)
Net loss	$(20,426)	$(80,012)

Other comprehensive income (loss):
Changes in net unrealized investment gains (losses)	1,917	(3,078)
Reclassification to net income	2,243	284
Other comprehensive income (loss)	4,160	(2,794)
Total comprehensive loss	$(16,266)	$(82,806)

Statements of Financial Position

($ in ‘000s, except share and per share data)	December 31,
	2019	2018
Assets
Cash and cash equivalents	$1,966	$371
Investment in subsidiaries	28,782	36,049
Total Assets	$30,748	$36,420

Liabilities
Notes payable, net	$24,479	$24,255
Other liabilities and accrued expenses	14,730	6,466
Total Liabilities	$39,209	$30,721

Shareholders’ Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2019 - 12,198,319 and December 31, 2018 12,192,475; shares outstanding: December 31, 2019 - 11,942,812 and December 31, 2018 - 11,936,970	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2019 and December 31, 2018 - 0	—	—
Additional paid in capital	81,548	202,298
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at December 31, 2019 and December 31, 2018, respectively	(3,000)	(3,000)
Retained deficit	(87,469)	(190,503)
Accumulated other comprehensive income (loss), net of tax	424	(3,132)
Total Shareholders’ Equity	$(8,461)	$5,699
Total Liabilities and Shareholders’ Equity	$30,748	$36,420

See accompanying Notes to Condensed Financial Information of Registrant.

Schedule II (Continued) – Condensed Financial Information of Registrant
Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2019	2018
Operating activities:
Net loss	$(20,426)	$(80,012)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Equity in net loss of subsidiaries	12,661	71,053
Share-based compensation expense	872	1,201
Deferred income taxes	—	4,116
Amortization of financing costs	224	224
Net changes in operating assets and liabilities:
Other liabilities and accrued expenses	8,264	2,897
Net cash flows provided by (used in) operating activities	1,595	(521)

Financing activities:
Capital contribution	—	(8)
Repurchase of common shares	—	(3,000)
Preferred dividends paid	—	(333)
Net cash flows provided by (used in) financing activities	—	(3,341)

Net change in cash and cash equivalents	1,595	(3,862)
Cash and cash equivalents, beginning of year	371	4,233
Cash and cash equivalents, end of year	$1,966	$371

Supplemental disclosure of cash paid (recovered) for:
Interest	$1,656	$1,656
Income taxes	5,763	(1,806)
See accompanying Notes to Condensed Financial Information of Registrant.
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
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

($ in ‘000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
Premiums Earned
December 31, 2019	$149,609	$(66,322)	$26,954	$110,241	24.5%

December 31, 2018	$205,923	$(47,498)	$22,261	$180,686	12.3%

Schedule V – Valuation and Qualifying Accounts

($ in ‘000s)	Balance at Beginning of Period	Charged to Expenses	Other Additions	Deductions	Balance at End of Period
December 31, 2019
Allowance for uncollectible receivables	$5,115	$3,596	$—	$(7,911)	$800
Valuation allowance for deferred tax assets	25,415	2,113	—	(24,385)	3,143

December 31, 2018
Allowance for uncollectible receivables	$3,418	$2,322	$—	$(625)	$5,115
Valuation allowance for deferred tax assets	—	25,415	—	—	25,415
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

($ in ‘000s)	Year ended December 31,
	2019	2018
Deferred policy acquisition costs	$—	$5,918
Claims liabilities	—	226,487
Unearned premium reserves	—	111,461
Net premiums earned	110,241	180,686
Net investment income	1,902	1,793
Claims and claims adjustment expenses incurred
Current year	78,612	110,621
Prior year	2,155	71,635
Amortization of deferred policy acquisition costs	11,825	28,383
Paid claims and claims adjustment expenses	112,146	141,174
Gross premiums written	160,684	239,074