Form 10-Q
period 2020-03-31
Atlas Financial Holdings, Inc.
filed 2021-01-19
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2020	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
                                        Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 11,993,293 shares of the Registrant’s common stock outstanding as of December 30, 2020, all of which are ordinary voting common shares. There are no restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,762,255 shares as of December 30, 2020 were held by non-affiliates of the Registrant.
For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Quarterly Report on Form 10-Q for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal quarter ended March 31, 2020. As previously disclosed, the Company has been unable to previously file this quarterly report due to delays in the 2019 year end audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) and, as a result, our filing of this quarterly report. Unless otherwise noted, disclosures in this quarterly report, including disclosures regarding the Company’s financial and operating condition, are as of March 31, 2020. An overview of certain developments that occurred since March 31, 2020 is included in Part I, Item 1, Note 19, Subsequent Events’ and Part I, Item 2, 2020 Developments’ herein and “Risk Factors - Risks Related to 2020 Developments” in the 2019 10-K. We expect to file our our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020 as soon as practicable.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2020

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	March 31, 2020	December 31, 2019
Assets	(unaudited)
Cash and cash equivalents	$2,381	$9,025
Restricted cash	6,478	7,122
Premiums receivable (net of allowance of $845 and $800)	27,470	38,607
Intangible assets, net	2,527	2,625
Property and equipment, net	21,045	21,793
Right-of-use asset	1,419	1,592
Notes receivable	15,500	15,500
Other assets	4,933	3,295
Assets held for sale	32,226	51,302
Total assets	$113,979	$150,861
Liabilities
Premiums payable	$31,819	$43,988
Lease liability	1,774	1,993
Due to deconsolidated affiliates	12,075	11,172
Notes payable, net	31,970	32,100
Other liabilities and accrued expenses	5,700	7,302
Liabilities held for sale	42,363	62,767
Total liabilities	$125,701	$159,322
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: March 31, 2020 - 12,130,158 and December 31, 2019 - 12,198,319; shares outstanding: March 31, 2020 - 11,874,653 and December 31, 2019 - 11,942,812	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2020 and December 31, 2019 - 0	—	—
Additional paid-in capital	81,727	81,548
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at March 31, 2020 and December 31, 2019, respectively	(3,000)	(3,000)
Retained deficit	(90,760)	(87,469)
Accumulated other comprehensive income, net of tax	275	424
Total shareholders' deficit	$(11,722)	$(8,461)
Total liabilities and shareholders' deficit	$113,979	$150,861

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended March 31,
	2020	2019
	(unaudited)
Net premiums earned	$—	$39,867
Commission income	2,052	2,254
Net investment income	—	976
Income from change in fair value of equity securities	—	68
Net realized gains	—	98
Other income	154	129
Total revenue	2,206	43,392
Net claims incurred	—	30,395
Acquisition costs	1,409	3,753
Other underwriting expenses	3,509	9,725
Amortization of intangible assets	98	98
Interest expense, net	320	207
Total expenses	5,336	44,178
Loss from operations before income taxes	(3,130)	(786)
Income tax expense	104	—
Loss from continuing operations	(3,234)	(786)
Loss from discontinued operations, net of tax	(57)	(53)
Net loss	$(3,291)	$(839)

Basic net loss per share attributable to common shareholders
Continuing operations	$(0.27)	$(0.07)
Discontinued operations	—	—
Net loss	$(0.27)	$(0.07)
Diluted net loss per share attributable to common shareholders
Continuing operations	$(0.27)	$(0.07)
Discontinued operations	—	—
Net loss	$(0.27)	$(0.07)
Basic weighted average common shares outstanding	11,914,849	11,958,774
Diluted weighted average common shares outstanding	11,914,849	11,968,657

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net loss	$(3,291)	$(839)

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(58)	2,013
Reclassification to net loss	(91)	319
Other comprehensive (loss) income	(149)	2,332
Total comprehensive (loss) income	$(3,440)	$1,493

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Net loss	—	—	—	—	(839)	—	(839)
Other comprehensive income	—	—	—	—	—	2,332	2,332
Share-based compensation	—	—	310	—	—	—	310
Balance March 31, 2019 (unaudited)	$36	$—	$202,608	$(3,000)	$(191,342)	$(800)	$7,502

Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(3,291)	—	(3,291)
Other comprehensive loss	—	—	—	—	—	(149)	(149)
Share-based compensation	—	—	179	—	—	—	179
Balance March 31, 2020 (unaudited)	$36	$—	$81,727	$(3,000)	$(90,760)	$275	$(11,722)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Three months ended March 31,
	2020	2019
	(unaudited)
Operating activities:
Net loss	$(3,291)	$(839)
Adjustments to reconcile net income to net cash flows used in operating activities:
Loss from discontinued operations, net of taxes	57	53
Depreciation and amortization	869	882
Share-based compensation expense	179	310
Amortization of intangible assets	98	98
Loss from change in fair value of equity securities	—	(68)
Net realized gains	—	(98)
Gain in equity of investees	—	(562)
Amortization of bond premiums and discounts	—	80
Amortization of financing costs	56	56
Net changes in operating assets and liabilities:
Accrued investment income	—	9
Premiums receivable, net	9,854	(15,764)
Due from reinsurers and prepaid reinsurance premiums	—	(7,934)
Deferred policy acquisition costs	—	(600)
Other assets	(1,935)	6,959
Claims liabilities	—	(5,022)
Unearned premium reserves	—	12,354
Due to reinsurers	—	4,474
Premiums payable	(12,169)	—
Due to deconsolidated affiliates	902	—
Other liabilities and accrued expenses	(1,601)	2,409
Net cash flows used in operating activities - continuing operations	(6,981)	(3,203)
Net cash flows (used in) provided by operating activities - discontinued operations	(6,602)	2,054
Net cash flows used in operating activities	(13,583)	(1,149)
Investing activities:
Purchases of:
Fixed income securities	—	(5,606)
Other investments	—	(400)
Property and equipment	(121)	(1,032)
Proceeds from sale and maturity of:
Fixed income securities	—	13,814
Equity securities	—	861
Other investments	—	4,069
Short-term investments	—	818
Net cash flows (used in) provided by investing activities - continuing operations	(121)	12,524
Net cash flows provided by investing activities - discontinued operations	5,933	2,077
Net cash flows provided by investing activities	5,812	14,601
Financing activities:
Repayment of notes payable	(186)	—
Net cash flows (used in) provided by financing activities - continuing operations	(186)	—
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows (used in) provided by financing activities	(186)	—

($ in ‘000s)	Three months ended March 31,
	2020	2019
	(unaudited)
Net change in cash and cash equivalents and restricted cash - continuing operations	(7,288)	9,321

Cash and cash equivalents and restricted cash, beginning of period	23,859	34,902
Less: cash and cash equivalents of discontinued operations - beginning of period	7,712	747
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	16,147	34,155
Cash and cash equivalents and restricted cash of continuing operations, end of period	$8,859	$43,476

Supplemental disclosure of cash information:
Cash paid (recovered) for:
Income taxes	$52	$(14,349)
Interest	509	414
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
Prior to a strategic transition, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country Insurance Company, American Service Insurance Company, Inc. and Gateway Insurance Company (collectively, the “ASI Pool Companies”) and Global Liberty Insurance Company of New York (“Global Liberty” together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. The ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation.
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure. During the third quarter of 2019, new business writings were restricted or stopped in connection with certain of the Insurance Subsidiaries. See Note 19, Subsequent Events and Part I, Item 2, 2020 Developments for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2020.
Atlas’ ordinary voting common shares were listed on the Nasdaq stock exchange under the symbol “AFH” through March 31, 2020. Commencing September 2, 2020, Atlas’ ordinary common shares trade on the OTC Markets system under the symbol “AFHIF” (see Note 19, Subsequent Events).
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
The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.

Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined Significant estimates in the accompanying financial statements include deferred tax asset valuation, and allowances on premiums and notes receivable.
Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As an MGA, the Company has contracts with various insurance carriers which determines the Company’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally gross written premiums, net of cancellations and refunds. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where the Company issues a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services which is allocated to the service bundle and not to any individual obligation under the various contracts.
The revenue included as commission income for the three months ended March 31, 2020 and 2019 was $2.1 million and $2.3 million, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Condensed Consolidated Statements of Financial Position as of March 31, 2020 and December 31, 2019 totaled $2.9 million and $1.4 million, respectively.
Premium income is recognized on a pro-rata basis over the terms of the respective insurance contracts.
Seasonality
The P&C insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively.
Operating Segments
The Company operates in one business segment, the Managing General Agency segment.
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the three months ended March 31, 2020, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2020 have been adopted by the Company.

3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2020
Trade name and trademark	15 years	$1,800	$612	$1,188
Customer relationship	10 years	2,700	1,361	1,339
State insurance licenses	Indefinite	—	—	—
		$4,500	$1,973	$2,527

As of December 31, 2019
Trade name and trademark	15 years	$1,800	$581	$1,219
Customer relationship	10 years	2,700	1,294	1,406
State insurance licenses	Indefinite	—	—	—
		$4,500	$1,875	$2,625

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended March 31,
	2020	2019
Basic
Loss from continuing operations before income taxes	$(3,130)	$(786)
Income tax expense	104	—
Net loss attributable to common shareholders from continuing operations	$(3,234)	$(786)
Basic weighted average common shares outstanding	11,914,849	11,958,774
Loss per common share basic from continuing operations	$(0.27)	$(0.07)

Diluted
Basic weighted average common shares outstanding	11,914,849	11,958,774
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	9,883
Diluted weighted average common shares outstanding	11,914,849	11,968,657
Loss per common share diluted from continuing operations	$(0.27)	$(0.07)
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
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three months ended March 31, 2020, all exercisable stock options were deemed to be anti-dilutive while all of the exercisable stock options for the three months ended March 31, 2019 were deemed to be dilutive.

5. Investments

Components of Net Investment Income
($ in ‘000s)	Three months ended March 31,
	2020	2019
Total investment income:
Interest income	$—	$698
Income from other investments	—	596
Investment expenses	—	(318)
Net investment income	$—	$976

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Three months ended March 31,
	2020	2019
Fixed income securities:
Proceeds from sales and calls	$—	$11,524
Gross realized investment gains	—	19
Gross realized investment losses	—	(122)
Equities:
Proceeds from sales	$—	$861
Gross realized investment gains	—	69
Gross realized investment losses	—	(95)
Other investments:
Proceeds from sales	$—	$2,122
Gross realized investment gains	—	227
Total:
Proceeds from sales and calls	$—	$14,507
Gross realized investment gains	—	315
Gross realized investment losses	—	(217)

Components of Net Realized Gains (Losses)
($ in ‘000s)	Three months ended March 31,
	2020	2019
Fixed income securities	$—	$(103)
Equities	—	(26)
Other investments	—	227
Net realized gains	$—	$98

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended March 31,
	2020		2019
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(657)	21.0%	$(165)	21.0
Provision for deferred tax assets deemed unrealizable (valuation allowance)	791	(25.2)	118	(15.1)
Nondeductible expenses	—	—	17	(2.2)
Tax-exempt income	—	—	(1)	0.3
Stock compensation	12	(0.4)	31	(4.0)
Tax rate differential	(42)	1.3	—	—
Provision for income taxes for continuing operations	$104	(3.3)%	$—	—%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2020		2019
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(122)	21.0%	$(11)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(202)	34.9	11	(20.7)
Nondeductible expenses	2	(0.1)	1	(2.0)
Tax-exempt income	—	—	(1)	1.7
Tax rate differential	(200)	34.3	—	—
Provision for income taxes for discontinued operations	$(522)	90.1%	$—	—%

Components of Income Tax Expense - Continuing Operations
($ in ‘000s)	Three months ended March 31,
	2020	2019
Current tax expense	$104	$—

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2020	2019
Current tax benefit	$(522)	$—

During 2013 and 2019, due to shareholder activity, “triggering events” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	March 31, 2020	December 31, 2019
Gross deferred tax assets:
Losses carried forward	$11,255	$10,264
Claims liabilities and unearned premium reserves	487	554
Investment in affiliates	23,410	24,450
Bad debts	177	168
Stock compensation	898	873
Other	74	81
Valuation allowance	(32,102)	(32,522)
Total gross deferred tax assets	4,199	3,868

Gross deferred tax liabilities:
Deferred policy acquisition costs	168	112
Investments	85	116
Fixed assets	1,581	2,099
Intangible assets	531	551
Other	1,834	990
Total gross deferred tax liabilities	4,199	3,868
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of March 31, 2020 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	10,863
2019	Indefinite	6,306
2020	2040	3,388
2020	Indefinite	2,171
Total		$53,597

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $32.1 million and $32.5 million for its gross future deferred tax assets as of March 31, 2020 and December 31, 2019, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three months ended March 31, 2020 and 2019. Tax year 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).

7. Commitments and Contingencies
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries.
Atlas is exposed to credit risk on balances receivable from insureds and agents. Credit exposure to any one individual insured is not material due to the “in-equity” payment terms offered. The policies placed with risk taking partners are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing account current statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate.
8. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	March 31, 2020	December 31, 2019
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,031	9,023
Leasehold improvements	193	193
Internal use software	12,720	12,610
Computer equipment	1,917	1,925
Furniture and other office equipment	1,152	1,150
Total	$34,278	$34,166
Accumulated depreciation	(13,233)	(12,373)
Total property and equipment, net	$21,045	$21,793

1Excluding assets held for sale.
Depreciation expense and amortization from continuing operations was $869,000 and $882,000 for the three months ended March 31, 2020 and 2019, respectively. As part of a cost sharing agreement with affiliates under common ownership, depreciation expense of $0 and $96,000 was allocated to Global Liberty during the three months ended March 31, 2020 and 2019, respectively. For the year ended December 31, 2019, depreciation expense and amortization from continuing operations was $3.9 million, and $250,000 was allocated to Global Liberty as part of a cost sharing agreement with affiliates under common ownership.
For the three months ended March 31, 2020 and 2019, the Company capitalized $110,000 and $1.3 million, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $402,000 and $428,000 for the three months ended March 31, 2020 and 2019, respectively.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $154,000 and $111,000 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense related to the building and its improvements was $265,000 and $283,000 for the three months ended March 31, 2020 and 2019, respectively.
9. Reinsurance Ceded
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
The below table represents activity of the ASI Pool Companies for the three months ended March 31, 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Three months ended March 31,
	2020	2019
Direct premiums written	$—	$60,013
Assumed premiums written	—	12,028
Ceded premiums written	—	(25,449)
Net premiums written	$—	$46,592

Direct premiums earned	$—	$51,624
Assumed premiums earned	—	8,062
Ceded premiums earned	—	(19,819)
Net premiums earned	$—	$39,867

Ceded claims and claims adjustment expenses	$—	$8,271
Ceding commissions	$—	$6,423
During 2019, the Company received notice from General Reinsurance Corporation (“Gen Re”) that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Reinsurance America Corporation (“Swiss Re”) was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See Note 19, Subsequent Events and “Part I, Item 2, 2020 Developments” for certain developments with respect to the ASI Pool Companies and Global Liberty subsequent to March 31, 2020.

10. Claims Liabilities
The below table represents activity of the ASI Pool Companies for the three months ended March 31, 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Three months ended March 31,
	2020	2019
Unpaid claims and claims adjustment expenses, beginning of period	$—	$226,487
Less: reinsurance recoverable	—	55,265
Net unpaid claims and claims adjustment expenses, beginning of period	—	171,222

Incurred related to:
Current year	—	29,722
Prior years	—	673
	—	30,395

Paid related to:
Current year	—	3,995
Prior years	—	30,698
	—	34,693

Net unpaid claims and claims adjustment expenses, end of period	—	166,924
Add: reinsurance recoverable	—	54,541
Unpaid claims and claims adjustment expenses, end of period	$—	$221,465

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
The incurred related to prior years for the three months ended March 31, 2019 primarily resulted from unfavorable development on involuntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. See Note 19, Subsequent Events and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2020.
11. Share-Based Compensation
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

Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Three months ended March 31,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	27,195	C$6.00	27,195	C$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding, end of period	27,195	C$6.00	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(193,500)	US$18.73	—	—
Outstanding, end of period	181,500	US$13.51	375,000	US$17.01

There are no stock options that are exercisable as of March 31, 2020. The stock option grants outstanding have a weighted average remaining life of 3.56 years and have an intrinsic value of $0 as of March 31, 2020.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three months ended March 31, 2020 and 2019, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During the first quarter of 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets. An additional 53,500 options were canceled due to the departure of a former officer. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.
On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. The RSUs will vest 33.3% on January 1 of each year with the last vesting period of January 1, 2021.

Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Three months ended March 31,
	2020		2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	$171,682	$17.46	$207,156	$16.50
Granted	—	—	—	—
Vested	(5,841)	10.22	(28,066)	11.79
Canceled	(160,000)	9.62	(7,408)	12.20
Non-vested, end of period	$5,841	$10.22	$171,682	$17.46

During the first quarter of 2019, 7,408 restricted share units related to a February 2014 grant to an independent director were canceled at such directors request. During the first quarter of 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets. An additional 20,000 restricted common shares were canceled due to the departure of a former officer.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of income and comprehensive income. Atlas recognized $179,000 and $310,000 in share-based compensation expense, including income tax expense, for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $45,000 of unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares. The expense will be amortized over a weighted average period of 9 months.
12. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $10,000 and $140,000 for the three months ended March 31, 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $3,000 and $55,000 for the three months ended March 31, 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.

13. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		March 31, 2020			December 31, 2019
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,130,158	11,874,653	$36	12,198,319	11,942,812	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,130,158	11,874,653	$36	12,198,319	11,942,812	$36

There were 5,841 and 11,682 non-vested RSUs as of March 31, 2020 and December 31, 2019, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the three months ended March 31, 2020, the Company issued 91,841 ordinary voting common shares of which 86,000 ordinary voting common shares were issued under the near term incentive program while 5,841 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the first quarter of 2020 140,000 ordinary voting restricted common shares were cancelled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer. During the year ended December 31, 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs.
Warrants
The Schedule 13G/A filed by American Financial Group, Inc. a parent holding company, on January 31, 2020 states that as of December 31, 2019 it has sole power to vote and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Mezzanine Equity
There were no preferred shares outstanding as of March 31, 2020 and December 31, 2019.
14. Deferred Policy Acquisition Costs

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Three months ended March 31,
	2020	2019
Balance, beginning of period	$—	$5,918
Acquisition costs deferred	—	4,353
Amortization charged to income	—	(3,753)
Balance, end of period	$—	$6,518

15. Leases
The Company adopted ASC 842 (Leases) as of January 1, 2019, using the transition method wherein entities were allowed to initially apply the new lease standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Adoption of ASC 842 resulted in an increase of operating lease right-of-use asset (“ROU”) totaling approximately $2.5 million, an operating lease liability of approximately $3.1 million and a decrease of net deferred rent liabilities of approximately $600,000 on the condensed consolidated statements of financial position as of January 1, 2019.
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of March 31, 2020 or 2019.

Lease Expense
($ in ‘000s)	Three months ended March 31,
	2020	2019
Operating leases	$190	$238
Variable lease cost	89	80
Total	$279	$318

Other Operating Lease Information
($ in ‘000s)	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$279	$318
Right-of-use assets obtained in exchange for new lease liabilities	—	—
Total	$279	$318

Weighted-average remaining lease term		1.9 years
Weighted-average discount rate		3.6%

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of March 31, 2020
Remainder of 2020	$715
2021	898
2022	179
2023	23
Total lease payments	$1,815
Impact of discounting	(41)
Operating lease liability	$1,774

16. Related Party Transactions
During the periods presented, a portion of Global Liberty’s investment portfolio, which is included in “Assets held for sale” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of March 31, 2020 and December 31, 2019, these related-party transactions make up less than 1.0% of the Company’s investment portfolio. In these transactions, one or more of the Company’s former directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
On November 10, 2016, American Insurance Acquisition, Inc. (“AIAI”) entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage rate is secured by the Company’s headquarters and was previously eliminated in consolidation. The amount payable as of March 31, 2020 is due to the ASI Pool Companies.
Interest expense on notes payable was $564,000 and $470,000 for the three months ended March 31, 2020 and 2019, respectively.

Notes Payable Outstanding
($ in ‘000s)	March 31, 2020	December 31, 2019
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
5.0% Mortgage due November 10, 2026	7,435	7,621
Total outstanding borrowings	32,435	32,621
Unamortized issuance costs	(465)	(521)
Total notes payable	$31,970	$32,100

18. Deconsolidation and Discontinued Operations
Deconsolidation
Effective October 1, 2019, Atlas no longer had statutory responsibility or authority over the financial activities of the ASI Pool Companies while still maintaining their indirect ownership of the ASI Pool Companies. This resulted in the ASI Pool Companies being classified as variable interest entities for which the Company is no longer the primary beneficiary, and they were deconsolidated during the fourth quarter of 2019. The financial results of the ASI Pool Companies are included in the condensed consolidated statements of operations through the October 1, 2019 disposal date. There was not re-measurement of any retained interest since no future value was assigned to the deconsolidated entities as a result of the rehabilitation. Management will continue supporting the administrative activities of the ASI Pool Companies as required by the Office of the Special Deputy Receiver of the Illinois Department of Insurance (“OSD”) however, the Company will have no control over the financial activities of these entities.
As part of the deconsolidation, notes receivable from the ASI Pool Companies with an outstanding principal balance of $15.5 million are now presented on the condensed consolidated statements of financial position. On May 1, 2015, AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and the Missouri Department of Insurance and require prior written approvals for the payment of interest and/or a reduction in principal (See Note 19, Subsequent Events and Part I, Item 2, 2020 Developments). These Surplus Notes could be used at some point to offset future amounts payable to the ASI Pool Companies.
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation. As part of this strategic shift, the Company has classified Global Liberty as discontinued operations and the results of Global Liberty’s operations are reported separately for all periods presented.

Summary financial information for Global Liberty included in income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 is presented below:

Loss from Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2020	2019
Net premiums earned	$4,867	$7,976
Net investment (loss) income	(29)	177
Net realized losses	(1,565)	(19)
Total revenue	3,273	8,134
Net claims incurred	596	5,994
Acquisition costs	2,068	1,563
Other underwriting expenses	1,188	698
Interest (income)	—	(68)
Total expenses	3,852	8,187
Loss from operations before income taxes	(579)	(53)
Income tax benefit	(522)	—
Net loss	$(57)	$(53)

Statements of Comprehensive Loss (Income)
($ in ‘000s)	Three months ended March 31,
	2020	2019
Net loss	$(57)	$(53)

Other comprehensive (loss) income:
Changes in net unrealized investments gains (losses)	(58)	487
Reclassification to net loss	(91)	31
Other comprehensive (loss) income	(149)	518
Total comprehensive (loss) income	$(206)	$465

The assets and liabilities of Global Liberty are presented as discontinued operations in the condensed consolidated statements of financial position at March 31, 2020 and December 31, 2019 and are detailed as follows:

($ in ‘000s)	March 31, 2020	December 31, 2019
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $8,712 and $14,016)	$8,786	$14,239
Short-term investments, at cost	—	491
Other investments	1,285	1,315
Total investments	10,071	16,045
Cash and cash equivalents	7,043	7,712
Accrued investment income	61	78
Reinsurance recoverables on amounts paid	2,000	2,227
Reinsurance recoverables on amounts unpaid	8,743	18,339
Prepaid reinsurance premiums	1,552	3,765
Deferred policy acquisition costs	802	534
Property and equipment, net	—	1,741
Other assets	1,954	861
Total assets	$32,226	$51,302

Liabilities
Claims liabilities	$29,727	$46,771
Unearned premium reserves	9,456	12,423
Due to reinsurers	(362)	1,019
Other liabilities and accrued expenses	3,542	2,554
Total liabilities	$42,363	$62,767

19. Subsequent Events
As previously disclosed, the Company was unable to timely file this Quarterly Report on Form 10-Q and its Quarterly Reports on Form 10-Q for the periods ended June 30, 2020 and September 30, 2020 due to delays in the 2019 year end audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and, as a result, our filing of this quarterly report. As a result of this delay, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. AIAI has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision.

On May 8, 2020, AIAI and the Director (as defined below) as statutory rehabilitator of Gateway signed a stock purchase agreement with Buckle Corp. (“Buckle”), a technology-driven financial services company, to purchase the stock of Gateway and Gateway’s corporate charter and state licenses from its statutory rehabilitator in a collaborative transaction as an important next step in Atlas’ strategic plan. Buckle’s core business focuses on part-time transportation network company (“TNC”) drivers and is complementary to Atlas’ focus on full-time drivers in the Livery, Paratransit, Taxi and TNC segments.
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
In July 2020, the Company announced that AGMI’s underwriting agreement with National Interstate Insurance Company (“National Interstate”), for paratransit business was extended and expanded. Further to the extension and expansion, the Company and National Interstate executed a renewal rights agreement with respect to paratransit accounts with eight or more vehicles (“Large Paratransit Accounts”). Pursuant to this agreement, the Company and National Interstate will work together to transition the handling of Large Paratransit Accounts to National Interstate. The Company received $2.9 million as consideration from National Interstate as consideration for this transaction. Under the previously announced expanded agreement AGMI will manage owner operators and fleets with seven or less vehicles (“Small Paratransit Accounts”) until at least August 2021. If the Small Paratransit Account program is not extended further, National Interstate continues to retain the option to purchase renewal rights on this segment at the expiration of the agreement period. Under the terms of the agreements, the Company will not compete with National Interstate for Large Paratransit Accounts for a period of three years following the Large Paratransit Account renewal rights transaction. Other previously disclosed material terms of the agreements between the parties remain unchanged.
The Company’s numerous Current Reports on Form 8-K and press releases since March 31, 2020 provide more detailed disclosures regarding the above events.
In light of the impact of COVID-19 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives in 2020, including reduction in employee headcount which will be reflected in subsequent financial statements.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Results of Operations and Financial Condition
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In this discussion and analysis, the term “common share” refers to the summation of ordinary voting common shares, restricted voting common shares and participative restricted stock units when used to describe earnings (loss) or book value per common share. All amounts are in U.S. dollars, except for amounts preceded by “C” as Canadian dollars, share and per share amounts.
Forward-Looking Statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”), we are focused on maintaining and recapturing business we have historically written in the taxi, livery/limo, paratransit and transportation network company sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. We believe that the specialized infrastructure and technology platforms we’ve developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, we believe our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform, which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.
The sector on which we traditionally focused included taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time transportation network company (“TNC”) drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. During 2019, our Insurance Subsidiaries were licensed to write property and casualty (“P&C”) insurance in 49 states and the

District of Columbia in the United States (“U.S.”) (see Item 1, Note 19, Subsequent Events). As noted elsewhere in this report, certain state licenses held by the ASI Pool Companies were restricted, suspended or revoked. As of the end of 2019, the ASI Pool Companies were no longer writing new insurance policies and began non-renewing existing policies. AGMI distributes our products through a network of independent retail agents, and actively wrote insurance in 42 states and the District of Columbia during 2020. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
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
The amount of revenue we expect to recognize is based on multiple factors, including our commission rates with our insurance carrier partners and the market demand for the types of products we offer. The higher our hit ratios on new policies and the higher our retention ratios, the more revenue we expect to generate. Additionally, we may earn certain volume-based compensation from some unrelated risk taking partners, which can include a renewal rights component. Our goal is to maximize policyholder lifetime value by optimizing efficiency and scale, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience by endeavoring to support our distribution channel effectively and providing insurance solutions that meet the specific needs of our customers.
Recent Events
Prior to the strategic transition referenced above, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through the ASI Pool Companies and Global Liberty, along with our wholly owned managing general agency, AGMI. As previously announced, the ASI Pool Companies were placed in rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019. Regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. See Item 1, Note 19, Subsequent Events and 2020 Developments for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2020. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from our results as of October 1, 2019. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.
In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. With social distancing measures that have been implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all our employees. We believe our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment and that our technology platforms continue to provide agents with tools and company contacts necessary to quote our products to our markets.
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

2020 Developments
As previously disclosed, the Company was unable to timely file this Quarterly Report on Form 10-Q and its Quarterly Reports on Form 10-Q for the periods ended June 30, 2020 and September 30, 2020 due to delays in the year end 2019 audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and, as a result, our filing of this quarterly report. As a result of this delay, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. American Acquisition has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision.
On May 8, 2020, American Acquisition and the Director (as defined below) as statutory rehabilitator of Gateway signed a stock purchase agreement with Buckle Corp. (“Buckle”), a technology-driven financial services company, to purchase the stock of Gateway and Gateway’s corporate charter and state licenses from its statutory rehabilitator in a collaborative transaction as an important next step in Atlas’ strategic plan. Buckle’s core business focuses on part-time transportation network company (“TNC”) drivers and is complementary to Atlas’ focus on full-time drivers in the Livery, Paratransit, Taxi and TNC segments.
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
In July 2020, the Company announced that AGMI’s underwriting agreement with National Interstate Insurance Company (“National Interstate”), for paratransit business was extended and expanded. Further to the extension and expansion, the Company and National Interstate executed a renewal rights agreement with respect to paratransit accounts with eight or more vehicles (“Large Paratransit Accounts”). Pursuant to this agreement, the Company and National Interstate will work together to transition the handling of Large Paratransit Accounts to National Interstate. The Company received $2.9 million as consideration from National Interstate as consideration for this transaction. Under the previously announced expanded agreement AGMI will manage owner operators and fleets with seven or less vehicles (“Small Paratransit Accounts”) until at least August 2021. If the Small Paratransit Account program is not extended further, National Interstate continues to retain the option to purchase renewal rights on this segment at the expiration of the agreement period. Under the terms of the agreements, the Company will not compete with National Interstate for Large Paratransit Accounts for a period of three years following the Large Paratransit Account renewal rights transaction. Other previously disclosed material terms of the agreements between the parties remains unchanged.
The Company’s numerous Current Reports on Form 8-K and press releases since March 31, 2020 provide more detailed disclosures regarding the above events.
In light of the impact of COVID-19 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives in 2020, including reduction in employee headcount which will be reflected in subsequent financial statements.

II. Operating Results
Highlights
•Due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, the first quarter 2020 and go forward operating results do not and will not include insurance company financial impacts other than those related to discontinued operations, and will solely consist of the results of Atlas, including AGMI. By way of example, revenues in the first quarter of 2019 include net earned premiums related to our Insurance Subsidiaries while the first quarter of 2020 does not. All references and comparisons to 2019 throughout this document reflect this impact.
•Commission income was $2.1 million for the three months ended March 31, 2020 compared to $2.3 million for the three months ended March 31, 2019.
•Total revenue was $2.2 million for the three months ended March 31, 2020, a decrease of 94.9% from $43.4 million for the three months ended March 31, 2019.
•Underwriting loss was $3.0 million in first quarter 2020 compared to an underwriting loss of $1.9 million in first quarter 2019.
•Net loss from continuing operations was $3.2 million, or $0.27 loss per common share diluted, in first quarter 2020 compared to a net loss from continuing operations of $786,000, or $0.07 loss per common share diluted, in first quarter 2019, representing a decrease in earnings per common share diluted of $0.20.
•Net loss from discontinued operations was $57,000, or $0.00 earnings per common share diluted, in first quarter 2020 compared to net loss from discontinued operations of $53,000, or $0.00 earnings per common share diluted, in first quarter 2019.
•Book value per common share was $(0.99) as of March 31, 2020, compared to $(0.71) and $0.63 as of December 31, 2019 and March 31, 2019, respectively.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended March 31,
	2020	2019
Gross premiums written	$—	$72,041
Net premiums earned	—	39,867
Commission income	2,052	2,254
Net claims incurred	—	30,395
Underwriting expense:
Acquisition costs	1,409	3,753
Share-based compensation	179	310
Deferred policy acquisition costs amortization	—	(129)
Other underwriting expenses	3,428	9,642
Total underwriting expenses	5,016	13,576
Underwriting loss	(2,964)	(1,850)
Net investment income	—	976
Loss from operating activities, before income taxes	(2,964)	(874)
Interest expense, net	(320)	(207)
Income from change in fair value of equity securities	—	68
Realized gains and other income	154	227
Net loss before income taxes	(3,130)	(786)
Income tax expense	104	—
Loss from discontinued operations, net of tax	(57)	(53)
Net loss	$(3,291)	$(839)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.27)	$(0.07)
Book value per common share	$(0.99)	$0.63

Revenues
Historically, our revenues were derived primarily from premiums from our insurance policies and income from our investment portfolio. As a larger percentage of our premium is written by AGMI with unrelated strategic risk-taking partners, commission is expected to represent the majority of the Company’s revenue going forward. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies we own and with whom we partner. The Company’s philosophy is to prioritize the improvement in profit margin over top line growth. As with all P&C insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
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
Expenses
Net claims incurred expenses are a function of the amount and type of insurance contracts we wrote and of the claims experience of the underlying risks. We recorded net claims incurred based on an actuarial analysis of the estimated claims we expected to be reported on contracts that were written. Our objective has been to establish case reserves at our Insurance Subsidiaries at the maximum probable exposure, based on our historical claims experience and, beginning in 2016, the use of claim related analytics. The amount reported under net claims incurred in any period includes payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period, as well as estimation of potential future trends or changes. While the Company has always relied on independent actuarial professionals and internal controls in this regard, the estimation of reserves is inherently uncertain. As a result of the ASI Pool Companies being placed into rehabilitation by the Illinois Department of Insurance, management of the Company no longer has the authority to establish reserves for these entities. The strategic shift undertaken by the Company coupled with regulatory actions related to the ASI Pool Companies had a major effect on our business. Expenses related to the deconsolidated entities no longer have an impact on our operating results beginning on October 1, 2019. Also, beginning on October 1, 2019, Global Liberty is classified as a discontinued operation and its expenses will be considered as such.
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
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses. We believe that because a portion of our personnel expenses are relatively fixed in nature, changes in premium writings may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI.
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Three months ended March 31,
	2020	2019	% Change
Commercial automobile	$—	$71,747	(100.0)%
Other	—	294	(100.0)
Total	$—	$72,041	(100.0)%

Gross premiums written decreased 100.0% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is related to the deconsolidation of the ASI Pool Companies. See Note 19, Subsequent Events and “Part 1, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2020.

Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Three months ended March 31,
	2020		2019
New York	$—	—%	$25,452	35.3%
California	—	—	14,694	20.4
Illinois	—	—	4,845	6.7
Virginia	—	—	3,030	4.2
Texas	—	—	2,080	2.9
Michigan	—	—	1,968	2.7
Louisiana	—	—	1,594	2.2
Ohio	—	—	1,523	2.1
Pennsylvania	—	—	1,507	2.1
Georgia	—	—	1,471	2.0
Other	—	—	13,877	19.3
Total	$—	—%	$72,041	100.0%

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
Ceded premiums written decreased by 100.0% to $0 for the three months ended March 31, 2020, compared to $25.4 million three months ended March 31, 2019 due to the deconsolidation of ASI Pool Companies.
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See Part I, Item 1, Note 19, Subsequent Events and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2020.
Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 100.0% to $0 for the three months ended March 31, 2020, compared to $46.6 million for the three months ended March 31, 2019. The change is attributed to the deconsolidation of the ASI Pool Companies.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 100.0% to $0 in the three months ended March 31, 2020 compared to $39.9 million for the three months ended March 31, 2019. The change is attributable to the deconsolidation of the ASI Pool Companies.

Commission Income
AGMI earns commission for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our condensed consolidated statements of operations as commission revenue. Our contracts with our insurance carrier partners contain a commission percentage that is used to compute the total commission due per policy written. Our commission revenue is recognized upon the sale or renewal of a policy. After a policy is sold, we have policy management obligations to the policyholder and the insurance carrier partner, including, but not limited to, policy endorsements, policy cancellations and policy restatements. Therefore, we do incur additional expense related to our policy management requirements. Most costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy.
Commission income for the three months ended March 31, 2020 totaled $2.1 million compared to $2.3 million for the three months ended March 31, 2019. The decrease related to a decline in premiums produced by AGMI in first quarter 2020 versus first quarter 2019.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 0.0% for the three months ended March 31, 2020, compared to 76.1% for the three months ended March 31, 2019. The loss ratio decreased over the prior year as a result of the deconsolidation of the ASI Pool Companies and Global Liberty being classified as a discontinued operation.

Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance
($ in ‘000s)	Three months ended March 31,
	2020			2019
	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Accident Year
Current Year	$—	$—	$—	$25,718	$3,995	$29,713
Prior Years	—	—	—	(353)	1,035	682
Total	$—	$—	$—	$25,365	$5,030	$30,395

Acquisition Costs and Other Underwriting Expenses
Acquisition costs for the three months ended March 31, 2020 were $1.4 million and represent commissions paid to retail agents who sell insurance policies. Acquisition costs for the three months ended March 31, 2019 were $3.8 million and represented commission and taxes incurred on net premiums earned offset by ceding commission on business reinsured. The decrease in acquisition costs resulted from the deconsolidation of the ASI Pool Companies.
Other underwriting expenses were $3.5 million and $9.7 million for the three months ended March 31, 2020 and 2019, respectively. The $6.2 million decrease related to the deconsolidation of the ASI Pool Companies expenses, a decrease of $7.4 million, offset by a $1.2 million increase in operating expenses mainly related to corporate insurance, professional fees and depreciation and amortization of business systems and software.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets which were held by the Insurance Subsidiaries, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, decreased by 100.0% to $0 for the three months ended March 31, 2020, compared to $976,000 for the three months ended March 31, 2019. The decrease resulted from the deconsolidation of the ASI Pool Companies.
Interest Expense, net
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $470,000 for each of the three months ended March 31, 2020 and 2019, respectively. On November 10, 2016, AIAI entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three months ended March 31, 2020 was $94,000. During the three months ended March 31, 2019, interest expense related to the mortgage was eliminated in consolidation. AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes for the three months ended March 31, 2020 was $241,000. During the three months ended March 31, 2019, interest income related to the surplus notes was eliminated in consolidation.

Income from Change in Fair Value of Equity Securities
Atlas recorded income of $0 and $68,000 through net income for the three months ended March 31, 2020 and 2019, respectively, related to the changes in the unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains were $0 and $98,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease was related to the deconsolidation of the ASI Pool Companies.
Other Income
Atlas recorded other income of $154,000 and $129,000 for the three months ended March 31, 2020 and 2019, respectively. The increase resulted from additional income related to rental space within the Company’s headquarters.
Loss before Income Taxes
Atlas had a pre-tax loss from continuing operations of $3.2 million for the three months ended March 31, 2020 compared to a pre-tax loss of $786,000 for the three months ended March 31, 2019, or a 311.5% decrease over the prior year’s first quarter. The change is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Commission Income,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense, net,’ ‘Income from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ sections above.
Income Taxes
Atlas recorded income tax expense of $104,000 for the three months ended March 31, 2020. For the three months ended March 31, 2019, Atlas recorded income tax expense of $0 as a result of having a 100% valuation allowance on the Company’s net deferred tax assets.
During 2013 and 2019, due to shareholder activity, “triggering events” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owing 5% of greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation, when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
Positive evidence evaluated when considering the need for a valuation allowance includes:
•current year profit; and
•management’s expectations of future profit; and
•positive growth trends in gross premiums produced.
Negative evidence evaluated when considering the need for a valuation allowance includes:
•net losses generated in the three most recent years; and
•yearly limitation as required by IRC Section 382 on net operating loss carryforwards generated prior to 2013.
Net Loss and Loss per Common Share
Atlas had a net loss of $3.3 million during the three months ended March 31, 2020 compared to net loss of $786,000 during the three months ended March 31, 2019. Loss per common share diluted was $0.27 for the three months ended March 31, 2020, compared to loss per common share diluted of $0.07 for the three months ended March 31, 2019.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	March 31, 2020	December 31, 2019
Common deficit	$(11,722)	$(8,461)
Common shares:
Common shares outstanding	11,874,653	11,942,812
Restricted stock units	5,841	11,682
Total common shares	11,880,494	11,954,494
Book value per common share outstanding	$(0.99)	$(0.71)
The change to book value per common share is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Commission Income,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense, net,’ ‘Income from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management
The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims, commissions and general expenses. The sources and uses of cash have changed as a result of the Company’s strategic shift from a traditional insurance carrier based operation to a managing general agency.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from their parents. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to Atlas are inadequate to service its obligations, Atlas would need to raise capital, sell assets or incur debt obligations. See Part 1, Item 1, Note 19, Subsequent Events and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to March 31, 2020.
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

Summary of Cash Flows
($ in ‘000s)	Three months ended March 31,
	2020	2019
Net cash flows used in operating activities	$(13,583)	$(1,149)
Net cash flows provided by investing activities	5,812	14,601
Net cash flows (used in) provided by financing activities	(186)	—
Net (decrease) increase in cash	$(7,957)	$13,452

Cash used in operations during the three months ended March 31, 2020 was $13.6 million, compared to $1.1 million during the three months ended March 31, 2019. Cash used in the first quarter 2020 resulted from the strategic shift from insurance carrier operations to managing general agency operations.
Cash provided by investing activities during the three months ended March 31, 2020 was $5.8 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and other investments partially offset by the purchase of short-term investments and property and equipment purchases. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the three months ended March 31, 2019 was $14.6 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and the repayment of two collateral loans, partially offset by property and equipment purchases.
Cash used in financing activities during the three months ended March 31, 2020 was a result of mortgage payments made to the ASI Pool Companies.
Capital Resources
The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive income.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas subsidiaries fund their obligations primarily through commission and fee income.

Atlas did not declare or pay any dividends to its common shareholders during the three months ended March 31, 2020 or during the year ended December 31, 2019.
Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2020 as discussed below in connection with our internal control over financial reporting.
Timely identification of financial closing delays: The Company did not timely file its Annual Report on Form 10-K containing its audited financial statements for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q due to the delays in the 2019 year-end audit process and in filing of its Annual Report on Form 10-K containing its audited financial statements for the year ending December 31, 2018. The delays resulted in the Company being unable to timely meets its financial reporting requirements with the SEC and Nasdaq.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With respect to the material weakness related to timely identification of financial closing delays and the resulting failure to timely file, the Company has taken steps to monitor the progress of all aspects of its financial closing process including more detailed discussions as needed with its independent registered public accounting firm regarding extraordinary accounting matters and related disclosures. The Company expects to file its delayed Quarterly Reports on Form 10-Q for the periods ending June 30, 2020 and September 30, 2020, as soon as practicable.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, there have been no such changes since December 31, 2019 other than the action described in Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

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

Date:	January 19, 2021	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer