Form 10-Q
period 2020-06-30
Atlas Financial Holdings, Inc.
filed 2021-02-08
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2020	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
                                        Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 11,995,833 shares of the Registrant’s common stock outstanding as of February 3, 2021, all of which are ordinary voting common shares. There are no restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,762,255 shares as of February 3, 2021 were held by non-affiliates of the Registrant.
For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Quarterly Report on Form 10-Q for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal quarter ended June 30, 2020. As previously disclosed, the Company has been unable to previously file this quarterly report due to delays in the 2019 year end audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) and, as a result, our filing of this quarterly report. Unless otherwise noted, disclosures in this quarterly report, including disclosures regarding the Company’s financial and operating condition, are as of June 30, 2020. An overview of certain developments that occurred since June 30, 2020 is included in Part I, Item 1, Note 19, Subsequent Events’ and Part I, Item 2, 2020 Developments’ herein and “Risk Factors - Risks Related to 2020 Developments” in the 2019 10-K. We expect to file our our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 as soon as practicable.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2020

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	June 30, 2020	December 31, 2019
Assets	(unaudited)
Cash and cash equivalents	$2,648	$9,025
Restricted cash	6,437	7,122
Premiums receivable (net of allowance of $804 and $800)	24,563	38,607
Intangible assets, net	2,430	2,625
Property and equipment, net	20,269	21,793
Right-of-use asset	1,245	1,592
Notes receivable	15,500	15,500
Other assets	4,977	3,295
Assets held for sale	47,288	51,302
Total assets	$125,357	$150,861
Liabilities
Premiums payable	$27,272	$43,988
Lease liability	1,549	1,993
Due to deconsolidated affiliates	14,616	11,172
Notes payable, net	36,439	32,100
Other liabilities and accrued expenses	6,534	7,302
Liabilities held for sale	55,086	62,767
Total liabilities	$141,496	$159,322
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: June 30, 2020 - 12,130,158 and December 31, 2019 - 12,198,319; shares outstanding: June 30, 2020 - 11,874,653 and December 31, 2019 - 11,942,812	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2020 and December 31, 2019 - 0	—	—
Additional paid-in capital	81,743	81,548
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at June 30, 2020 and December 31, 2019, respectively	(3,000)	(3,000)
Retained deficit	(95,494)	(87,469)
Accumulated other comprehensive income, net of tax	576	424
Total shareholders' deficit	$(16,139)	$(8,461)
Total liabilities and shareholders' deficit	$125,357	$150,861

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net premiums earned	$—	$35,846	$—	$75,713
Commission income	951	1,552	3,003	3,806
Net investment income	—	579	—	1,555
Income (loss) from change in fair value of equity securities	—	(342)	—	(274)
Net realized gains	—	656	—	754
Other income	327	133	481	262
Total revenue	1,278	38,424	3,484	81,816
Net claims incurred	—	25,273	—	55,668
Acquisition costs	466	3,894	1,875	7,647
Other underwriting expenses	5,072	11,086	8,581	20,811
Amortization of intangible assets	97	97	195	195
Interest expense, net	501	470	821	677
Total expenses	6,136	40,820	11,472	84,998
Loss from operations before income taxes	(4,858)	(2,396)	(7,988)	(3,182)
Income tax expense	(227)	—	(123)	—
Loss from continuing operations	(4,631)	(2,396)	(7,865)	(3,182)
Loss from discontinued operations, net of tax	(103)	(717)	(160)	(770)
Net loss	$(4,734)	$(3,113)	$(8,025)	$(3,952)

Basic net loss per share attributable to common shareholders
Continuing operations	$(0.39)	$(0.20)	$(0.66)	$(0.27)
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.06)
Net loss	$(0.40)	$(0.26)	$(0.67)	$(0.33)
Diluted net loss per share attributable to common shareholders
Continuing operations	$(0.39)	$(0.20)	$(0.66)	$(0.27)
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.06)
Net loss	$(0.40)	$(0.26)	$(0.67)	$(0.33)
Basic weighted average common shares outstanding	11,874,653	11,954,494	11,855,882	11,956,621
Diluted weighted average common shares outstanding	11,874,653	11,954,494	11,855,882	11,956,621

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net loss	$(4,734)	$(3,113)	$(8,025)	$(3,952)

Other comprehensive income:
Changes in net unrealized investment gains	303	425	245	2,438
Reclassification to net loss	(2)	1,057	(93)	1,376
Other comprehensive income	301	1,482	152	3,814
Total comprehensive loss	$(4,433)	$(1,631)	$(7,873)	$(138)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Net loss	—	—	—	—	(839)	—	(839)
Other comprehensive income	—	—	—	—	—	2,332	2,332
Share-based compensation	—	—	310	—	—	—	310
Balance March 31, 2019 (unaudited)	36	—	202,608	(3,000)	(191,342)	(800)	7,502
Net loss	—	—	—	—	(3,113)	—	(3,113)
Other comprehensive income	—	—	—	—	—	1,482	1,482
Share-based compensation	—	—	187	—	—	—	187
Balance June 30, 2019 (unaudited)	$36	$—	$202,795	$(3,000)	$(194,455)	$682	$6,058

Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(3,291)	—	(3,291)
Other comprehensive loss	—	—	—	—	—	(149)	(149)
Share-based compensation	—	—	179	—	—	—	179
Balance March 31, 2020 (unaudited)	36	—	81,727	(3,000)	(90,760)	275	(11,722)
Net loss	—	—	—	—	(4,734)	—	(4,734)
Other comprehensive income	—	—	—	—	—	301	301
Share-based compensation	—	—	16	—	—	—	16
Balance June 30, 2020 (unaudited)	$36	$—	$81,743	$(3,000)	$(95,494)	$576	$(16,139)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Six months ended June 30,
	2020	2019
	(unaudited)
Operating activities:
Net loss	$(8,025)	$(3,952)
Adjustments to reconcile net income to net cash flows used in operating activities:
Loss from discontinued operations, net of taxes	160	770
Depreciation and amortization	1,723	1,901
Share-based compensation expense	195	497
Amortization of intangible assets	195	195
Loss from change in fair value of equity securities	—	274
Net realized gains	—	(754)
Gain in equity of investees	—	(614)
Amortization of bond premiums and discounts	—	164
Amortization of financing costs	112	112
Net changes in operating assets and liabilities:
Accrued investment income	—	178
Premiums receivable, net	12,008	6,420
Due from reinsurers and prepaid reinsurance premiums	—	(17,726)
Deferred policy acquisition costs	—	(44)
Other assets	(3,418)	6,460
Claims liabilities	—	(19,491)
Unearned premium reserves	—	9,759
Due to reinsurers	—	(1,291)
Premiums payable	(16,716)	—
Due to deconsolidated affiliates	3,444	—
Other liabilities and accrued expenses	(768)	2,746
Net cash flows used in operating activities - continuing operations	(11,090)	(14,396)
Net cash flows used in operating activities - discontinued operations	(9,461)	(4,561)
Net cash flows used in operating activities	(20,551)	(18,957)
Investing activities:
Purchases of:
Fixed income securities	—	(7,288)
Other investments	—	(400)
Short-term investments	—	(11,716)
Property and equipment	(199)	(2,006)
Proceeds from sale and maturity of:
Fixed income securities	—	38,406
Equity securities	—	5,997
Other investments	—	4,355
Short-term investments	—	2,048
Net cash flows (used in) provided by investing activities - continuing operations	(199)	29,396
Net cash flows provided by investing activities - discontinued operations	6,741	8,749
Net cash flows provided by investing activities	6,542	38,145
Financing activities:
Proceeds from notes payable	4,601	—
Repayment of notes payable	(374)	—
Net cash flows provided by financing activities - continuing operations	4,227	—
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	4,227	—

($ in ‘000s)	Six months ended June 30,
	2020	2019
	(unaudited)
Net change in cash and cash equivalents and restricted cash - continuing operations	(7,062)	15,000

Cash and cash equivalents and restricted cash, beginning of period	23,859	34,902
Less: cash and cash equivalents of discontinued operations - beginning of period	7,712	747
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	16,147	34,155
Cash and cash equivalents and restricted cash of continuing operations, end of period	$9,085	$49,155

Supplemental disclosure of cash information:
Cash paid (recovered) for:
Income taxes	$52	$(14,349)
Interest	923	828
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
Prior to a strategic transition, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and Gateway Insurance Company (“Gateway” and together with American Country and American Service, the “ASI Pool Companies”) and Global Liberty Insurance Company of New York (“Global Liberty” and together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. The ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation.
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure. During the third quarter of 2019, new business writings were restricted or stopped in connection with certain of the Insurance Subsidiaries. See “Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to June 30, 2020.
Atlas’ ordinary voting common shares were listed on the Nasdaq stock exchange under the symbol “AFH” through June 30, 2020. Commencing September 2, 2020, Atlas’ ordinary common shares trade on the OTC Markets system under the symbol “AFHIF” (see Note 19, Subsequent Events).
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
The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full calendar year.

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
The revenue included as commission income for the three months ended June 30, 2020 and 2019 was $951,000 and $1.6 million, respectively and $3.0 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Condensed Consolidated Statements of Financial Position as of June 30, 2020 and December 31, 2019 totaled $3.0 million and $1.4 million, respectively.
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
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the six months ended June 30, 2020, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2020 have been adopted by the Company.

3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2020
Trade name and trademark	15 years	$1,800	$642	$1,158
Customer relationship	10 years	2,700	1,428	1,272
		$4,500	$2,070	$2,430

As of December 31, 2019
Trade name and trademark	15 years	$1,800	$581	$1,219
Customer relationship	10 years	2,700	1,294	1,406
		$4,500	$1,875	$2,625

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic
Loss from continuing operations before income taxes	$(4,858)	$(2,396)	$(7,988)	$(3,182)
Income tax benefit	(227)	—	(123)	—
Net loss attributable to common shareholders from continuing operations	$(4,631)	$(2,396)	$(7,865)	$(3,182)
Basic weighted average common shares outstanding	11,874,653	11,954,494	11,855,882	11,956,621
Loss per common share basic from continuing operations	$(0.39)	$(0.20)	$(0.66)	$(0.27)

Diluted
Basic weighted average common shares outstanding	11,874,653	11,954,494	11,855,882	11,956,621
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	—	—
Diluted weighted average common shares outstanding	11,874,653	11,954,494	11,855,882	11,956,621
Loss per common share diluted from continuing operations	$(0.39)	$(0.20)	$(0.66)	$(0.27)
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
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three and six months ended June 30, 2020 and 2019, all exercisable stock options were deemed to be anti-dilutive.

5. Investments

Components of Net Investment Income
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total investment income:
Interest income	$—	$636	$—	$1,334
Income from other investments	—	153	—	749
Investment expenses	—	(210)	—	(528)
Net investment income	$—	$579	$—	$1,555

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed income securities:
Proceeds from sales and calls	$—	$20,401	$—	$31,925
Gross realized investment gains	—	299	—	318
Gross realized investment losses	—	(47)	—	(169)
Equities:
Proceeds from sales	$—	$5,136	$—	$5,997
Gross realized investment gains	—	374	—	443
Gross realized investment losses	—	(1)	—	(96)
Other investments:
Proceeds from sales	$—	$175	$—	$2,297
Gross realized investment gains	—	52	—	279
Total:
Proceeds from sales and calls	$—	$25,712	$—	$40,219
Gross realized investment gains	—	725	—	1,040
Gross realized investment losses	—	(48)	—	(265)

Components of Net Realized Gains
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed income securities	$—	$252	$—	$149
Equities	—	373	—	347
Other investments	—	31	—	258
Net realized gains	$—	$656	$—	$754

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(1,020)	21.4%	$(503)	21.0	$(1,677)	21.2%	$(668)	21.0
Provision for deferred tax assets deemed unrealizable (valuation allowance)	792	(16.6)	498	(20.8)	1,583	(19.9)	616	(19.4)
Nondeductible expenses	1	—	6	(0.3)	1	—	23	(0.7)
Tax-exempt income	—	—	(1)	0.1	—	—	(2)	0.1
Stock compensation	—	—	—	—	12	(0.2)	31	(1.0)
Tax rate differential	—	—	—	—	(42)	0.5	—	—
Provision for income taxes for continuing operations	$(227)	4.8%	$—	—%	$(123)	1.6%	$—	—%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(20)	21.0%	$(151)	21.0%	$(142)	21.0%	$(162)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	22	(21.2)	149	(20.8)	(180)	26.3	160	(20.8)
Nondeductible expenses	(2)	0.2	1	(0.1)	—	—	2	(0.2)
Tax-exempt income	—	—	1	(0.1)	—	—	—	—
Tax rate differential	—	—	—	—	(200)	29.2	—	—
Provision for income taxes for discontinued operations	$—	—%	$—	—%	$(522)	76.5%	$—	—%

Components of Income Tax Expense - Continuing Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Current tax (benefit) expense	$(227)	$—	$(123)	$—

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Current tax expense (benefit)	$—	$—	$(522)	$—

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	June 30, 2020	December 31, 2019
Gross deferred tax assets:
Losses carried forward	$12,099	$10,264
Claims liabilities and unearned premium reserves	444	554
Investment in affiliates	23,589	24,450
Bad debts	169	168
Stock compensation	901	873
Other	120	81
Valuation allowance	(33,013)	(32,522)
Total gross deferred tax assets	4,309	3,868

Gross deferred tax liabilities:
Deferred policy acquisition costs	178	112
Investments	147	116
Fixed assets	1,440	2,099
Intangible assets	510	551
Other	2,034	990
Total gross deferred tax liabilities	4,309	3,868
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of June 30, 2020 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	10,863
2019	Indefinite	6,306
2020	2040	5,558
2020	Indefinite	4,019
Total		$57,615

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $33.0 million and $32.5 million for its gross future deferred tax assets as of June 30, 2020 and December 31, 2019, respectively.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six months ended June 30, 2020 and 2019. Tax year 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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
8. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	June 30, 2020	December 31, 2019
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,031	9,023
Leasehold improvements	193	193
Internal use software	12,795	12,610
Computer equipment	1,920	1,925
Furniture and other office equipment	1,152	1,150
Total	$34,356	$34,166
Accumulated depreciation	(14,087)	(12,373)
Total property and equipment, net	$20,269	$21,793

1Excluding assets held for sale.
Depreciation expense and amortization from continuing operations was $854,000 and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. As part of a cost sharing agreement with affiliates under common ownership, depreciation expense of $0 and $105,000 was allocated to Global Liberty during the three months ended June 30, 2020 and 2019, respectively, and $0 and $201,000 for the six months ended June 30, 2020 and 2019, respectively. For the year ended December 31, 2019, depreciation expense and amortization from continuing operations was $3.9 million, and $250,000 was allocated to Global Liberty as part of a cost sharing agreement with affiliates under common ownership.
For the six months ended June 30, 2020 and 2019, the Company capitalized $186,000 and $1.9 million, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $404,000 and $540,000 for the three months ended June 30, 2020 and 2019, respectively, and $806,000 and $968,000 for the six months ended June 30, 2020 and 2019, respectively.

During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $76,000 and $112,000 for the three months ended June 30, 2020 and 2019, respectively, and $230,000 and $223,000 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense related to the building and its improvements was $284,000 and $284,000 for the three months ended June 30, 2020 and 2019, respectively, and $549,000 and $567,000 for the six months ended June 30, 2020 and 2019, respectively.
Loss on disposals of fixed assets totaled $21,000 for each of the three and six months ended June 30, 2019. There were no losses on disposals of fixed assets for the three and six months ended June 30, 2020.
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
The below table represents activity of the ASI Pool Companies for the three and six months ended June 30, 2020 and 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Direct premiums written	$—	$47,326	$—	$107,339
Assumed premiums written	—	10,528	—	22,556
Ceded premiums written	—	(36,790)	—	(62,239)
Net premiums written	$—	$21,064	$—	$67,656

Direct premiums earned	$—	$51,154	$—	$102,778
Assumed premiums earned	—	9,297	—	17,359
Ceded premiums earned	—	(24,605)	—	(44,424)
Net premiums earned	$—	$35,846	$—	$75,713

Ceded claims and claims adjustment expenses	$—	$9,267	$—	$17,538
Ceding commissions	$—	$6,039	$—	$12,462
During 2019, the Company received notice from General Reinsurance Corporation (“Gen Re”) that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Reinsurance America Corporation (“Swiss Re”) was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See “Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the ASI Pool Companies and Global Liberty subsequent to June 30, 2020.

10. Claims Liabilities
The below table represents activity of the ASI Pool Companies for the three and six months ended June 30, 2020 and 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Unpaid claims and claims adjustment expenses, beginning of period	$—	$221,465	$—	$226,487
Less: reinsurance recoverable	—	54,541	—	55,265
Net unpaid claims and claims adjustment expenses, beginning of period	—	166,924	—	171,222

Incurred related to:
Current year	—	25,382	—	55,104
Prior years	—	(109)	—	564
	—	25,273	—	55,668

Paid related to:
Current year	—	8,431	—	12,426
Prior years	—	32,303	—	63,001
	—	40,734	—	75,427

Net unpaid claims and claims adjustment expenses, end of period	—	151,463	—	151,463
Add: reinsurance recoverable	—	55,533	—	55,533
Unpaid claims and claims adjustment expenses, end of period	$—	$206,996	$—	$206,996

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
The incurred related to prior years for the three and six months ended June 30, 2020 and 2019 primarily resulted from changes in estimates on involuntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. See “Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to June 30, 2020.
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

There are no stock options that are exercisable as of June 30, 2020. The stock option grants outstanding have a weighted average remaining life of 3.31 years and have an intrinsic value of $0 as of June 30, 2020.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and six months ended June 30, 2020 and 2019, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During the first quarter of 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets. Also during the first quarter of 2020, an additional 53,500 options were canceled due to the departure of a former officer. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.
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

During the first quarter of 2019, 7,408 restricted share units related to a February 2014 grant to an independent director were canceled at such director’s request. During the first quarter of 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets. Also during the first quarter of 2020, an additional 20,000 restricted common shares were canceled due to the departure of a former officer.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $16,000 and $187,000 in share-based compensation expense, including income tax expense, for the three months ended June 30, 2020 and 2019, respectively, and $195,000 and $497,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $30,000 of unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares. The expense will be amortized over a weighted average period of 6 months.
12. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $48,000 and $122,000 for the three months ended June 30, 2020 and 2019, respectively, and $58,000 and $262,000 for the six months ended June 30, 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas’ costs incurred related to the matching portion of the ESPP were $13,000 and $31,000 for the three months ended June 30, 2020 and 2019, respectively, and $16,000 and $86,000 for the six months ended June 30, 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.

13. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		June 30, 2020			December 31, 2019
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,130,158	11,874,653	$36	12,198,319	11,942,812	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,130,158	11,874,653	$36	12,198,319	11,942,812	$36

There were 5,841 and 11,682 non-vested RSUs as of June 30, 2020 and December 31, 2019, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the six months ended June 30, 2020, the Company issued 91,841 ordinary voting common shares of which 86,000 ordinary voting common shares were issued under the near term incentive program while 5,841 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the first quarter of 2020 140,000 ordinary voting restricted common shares were cancelled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer. During the year ended December 31, 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs.
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
Mezzanine Equity
There were no preferred shares outstanding as of June 30, 2020 and December 31, 2019.
14. Deferred Policy Acquisition Costs
The below table represents activity of the ASI Pool Companies for the six months ended June 30, 2020 and 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Six months ended June 30,
	2020	2019
Balance, beginning of period	$—	$5,918
Acquisition costs deferred	—	7,691
Amortization charged to income	—	(7,647)
Balance, end of period	$—	$5,962

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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of June 30, 2020 or 2019.

Lease Expense
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating leases	$190	$238	$380	$476
Variable lease cost	91	86	180	166
Total	$281	$324	$560	$642

Other Operating Lease Information
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$281	$325	$560	$643
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	—
Total	$281	$325	$560	$643

Weighted-average remaining lease term				1.7 years
Weighted-average discount rate				3.6%

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of June 30, 2020
Remainder of 2020	$475
2021	898
2022	179
2023	23
Total lease payments	$1,575
Impact of discounting	(26)
Operating lease liability	$1,549

16. Related Party Transactions
During the periods presented, a portion of Global Liberty’s investment portfolio, which is included in “Assets held for sale” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of June 30, 2020 and December 31, 2019, these related-party transactions make up less than 1.0% of the Company’s investment portfolio. In these transactions, one or more of the Company’s former directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
On November 10, 2016, American Insurance Acquisition, Inc. (“AIAI”) entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage rate is secured by the Company’s headquarters and was previously eliminated in consolidation. The amount payable as of June 30, 2020 is due to the ASI Pool Companies.
On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. AIAI has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision.

Interest expense on notes payable was $571,000 and $470,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $940,000 for the six months ended June 30, 2020 and 2019, respectively.

Notes Payable Outstanding
($ in ‘000s)	June 30, 2020	December 31, 2019
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	4,601	—
5.0% Mortgage due November 10, 2026	7,247	7,621
Total outstanding borrowings	36,848	32,621
Unamortized issuance costs	(409)	(521)
Total notes payable	$36,439	$32,100

18. Deconsolidation and Discontinued Operations
Deconsolidation
Effective October 1, 2019, Atlas no longer had statutory responsibility or authority over the financial activities of the ASI Pool Companies while still maintaining their indirect ownership of the ASI Pool Companies. This resulted in the ASI Pool Companies being classified as variable interest entities for which the Company is no longer the primary beneficiary, and they were deconsolidated during the fourth quarter of 2019. The financial results of the ASI Pool Companies are included in the condensed consolidated statements of operations through the October 1, 2019 disposal date. There was not re-measurement of any retained interest since no future value was assigned to the deconsolidated entities as a result of the rehabilitation. Management will continue supporting the administrative activities of the ASI Pool Companies as required by the Office of the Special Deputy Receiver of the Illinois Department of Insurance (“OSD”); however, the Company will have no control over the financial activities of these entities.
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
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation and the results of Global Liberty’s operations are reported separately for all periods presented.

Summary financial information for Global Liberty included in income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 is presented below:

Loss from Discontinued Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net premiums earned	$2,973	$7,603	$7,840	$15,579
Net investment income (loss)	12	120	(17)	297
Net realized losses	—	(55)	(1,565)	(74)
Total revenue	2,985	7,668	6,258	15,802
Net claims incurred	1,757	5,964	2,353	11,958
Acquisition costs	361	1,309	2,429	2,872
Other underwriting expenses	970	1,112	2,158	1,810
Interest (income)	—	—	—	(68)
Total expenses	3,088	8,385	6,940	16,572
Loss from operations before income taxes	(103)	(717)	(682)	(770)
Income tax benefit	—	—	(522)	—
Net loss	$(103)	$(717)	$(160)	$(770)

Statements of Comprehensive Income (Loss)
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(103)	$(717)	$(160)	$(770)

Other comprehensive (loss) income:
Changes in net unrealized investments gains	303	113	245	600
Reclassification to net loss	(2)	252	(93)	283
Other comprehensive income	301	365	152	883
Total comprehensive income (loss)	$198	$(352)	$(8)	$113

The assets and liabilities of Global Liberty are presented as discontinued operations in the condensed consolidated statements of financial position at June 30, 2020 and December 31, 2019 and are detailed as follows:

($ in ‘000s)	June 30, 2020	December 31, 2019
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $7,893 and $14,016)	$8,269	$14,239
Short-term investments, at cost	—	491
Other investments	1,284	1,315
Total investments	9,553	16,045
Cash and cash equivalents	4,992	7,712
Accrued investment income	41	78
Reinsurance recoverables on amounts paid	1,317	2,227
Reinsurance recoverables on amounts unpaid	8,301	18,339
Prepaid reinsurance premiums	18,220	3,765
Deferred policy acquisition costs	847	534
Property and equipment, net	—	1,741
Other assets	4,017	861
Total assets	$47,288	$51,302

Liabilities
Claims liabilities	$24,559	$46,771
Unearned premium reserves	26,020	12,423
Due to reinsurers	32	1,019
Other liabilities and accrued expenses	4,475	2,554
Total liabilities	$55,086	$62,767

19. Subsequent Events
As previously disclosed, the Company was unable to timely file this Quarterly Report on Form 10-Q and its Quarterly Report on Form 10-Q for the period ended September 30, 2020 due to delays in the 2019 year end audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the period ended March 31, 2020 and, as a result, our filing of this quarterly report. As a result of this delay, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
Subsequent to the Gateway transaction (see Part I, Item 2, 2020 Developments), Buckle proposed terms to acquire the stock, charter and state licenses of American Country and American Service. In connection therewith, a required court order was entered on August 11, 2020 to place American Country and American Service in liquidation, with the Director acting as the statutory liquidator. AIAI and the Director as statutory liquidator of American County and American Service signed a stock purchase agreement on November 2, 2020. The closing of this pending transaction is subject to regulatory approval and other conditions.
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
The Company’s numerous Current Reports on Form 8-K and press releases since June 30, 2020 provide more detailed disclosures regarding the above events.
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
I. Company Overview
We are a technology and analytics driven financial services holding company incorporated under the laws of the Cayman Islands. Our primary business is generating, underwriting and servicing commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector.
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
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. See “Item 1, Note 19, Subsequent Events” and “2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to June 30, 2020. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from our results as of October 1, 2019. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.
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
COVID-19 has dramatically reduced the addressable market. At the time of filing, it is difficult to estimate the near and longer-term impact on market size and potential revenue, and the impact of COVID-19 on our customers appears to have resulted in an approximate reduction of trips and vehicles in operation in the range of 52% to as much as 88% as compared to the end of 2019. This directly impacts our revenue and the ability to generate new business.

2020 Developments
As previously disclosed, the Company was unable to timely file this Quarterly Report on Form 10-Q and its Quarterly Report on Form 10-Q for the period ended September 30, 2020 due to delays in the year end 2019 audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the period ended March 31, 2020 and, as a result, our filing of this quarterly report. As a result of this delay, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
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
Subsequent to the Gateway transaction, Buckle proposed terms to acquire the stock, charter and state licenses of American Country and American Service. In connection therewith, a required court order was entered on August 11, 2020 to place American Country and American Service in liquidation, with the Director acting as the statutory liquidator. AIAI and the Director as statutory liquidator of American County and American Service signed a stock purchase agreement on November 2, 2020. The closing of this pending transaction is subject to regulatory approval and other conditions.
In July 2020, the Company announced that AGMI’s underwriting agreement with National Interstate Insurance Company (“National Interstate”), for paratransit business was extended and expanded. Further to the extension and expansion, the Company and National Interstate executed a renewal rights agreement with respect to paratransit accounts with eight or more vehicles (“Large Paratransit Accounts”). Pursuant to this agreement, the Company and National Interstate will work together to transition the handling of Large Paratransit Accounts to National Interstate. The Company received $2.9 million as consideration from National Interstate as consideration for this transaction. Under the previously announced expanded agreement AGMI, will manage owner operators and fleets with seven or less vehicles (“Small Paratransit Accounts”) until at least August 2021. If the Small Paratransit Account program is not extended further, National Interstate continues to retain the option to purchase renewal rights on this segment at the expiration of the agreement period. Under the terms of the agreements, the Company will not compete with National Interstate for Large Paratransit Accounts for a period of three years following the Large Paratransit Account renewal rights transaction. Other previously disclosed material terms of the agreements between the parties remain unchanged.
The Company’s numerous Current Reports on Form 8-K and press releases since June 30, 2020 provide more detailed disclosures regarding the above events.

In light of the impact of COVID-19 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives in 2020, including reduction in employee headcount which will be reflected in subsequent financial statements.
II. Operating Results
Highlights
•Due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, the first quarter 2020 and go forward operating results do not and will not include insurance company financial impacts other than those related to discontinued operations, and will solely consist of the results of Atlas, including AGMI. By way of example, revenues in the second quarter of 2019 include net earned premiums related to our Insurance Subsidiaries while the second quarter of 2020 does not. All references and comparisons to 2019 throughout this document reflect this impact.
•Commission income was $951,000 for the three months ended June 30, 2020 compared to $1.6 million for the three months ended June 30, 2019.
•Total revenue was $1.3 million for the three months ended June 30, 2020, a decrease of 96.7% from $38.4 million for the three months ended June 30, 2019.
•Underwriting loss was $4.7 million in second quarter 2020 compared to an underwriting loss of $3.0 million in second quarter 2019.
•Net loss from continuing operations was $4.6 million, or $0.39 loss per common share diluted, in second quarter 2020 compared to a net loss from continuing operations of $2.4 million, or $0.20 loss per common share diluted, in second quarter 2019, representing a decrease in earnings per common share diluted of $0.19.
•Net loss from discontinued operations was $103,000, or $0.01 earnings per common share diluted, in second quarter 2020 compared to net loss from discontinued operations of $717,000, or $0.06 earnings per common share diluted, in second quarter 2019.
•Book value per common share was $(1.36) as of June 30, 2020, compared to $(0.71) and $0.51 as of December 31, 2019 and June 30, 2019, respectively.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross premiums written	$—	$57,854	$—	$129,895
Net premiums earned	—	35,846	—	75,713
Commission income	951	1,552	3,003	3,806
Net claims incurred	—	25,273	—	55,668
Underwriting expense:
Acquisition costs	466	3,894	1,875	7,647
Share-based compensation	16	187	195	497
Deferred policy acquisition costs amortization	—	140	—	11
Other underwriting expenses	5,153	10,856	8,581	20,498
Total underwriting expenses	5,635	15,077	10,651	28,653
Underwriting loss	(4,684)	(2,952)	(7,648)	(4,802)
Net investment income	—	579	—	1,555
Loss from operating activities, before income taxes	(4,684)	(2,373)	(7,648)	(3,247)
Interest expense, net	(501)	(470)	(821)	(677)
Income (loss) from change in fair value of equity securities	—	(342)	—	(274)
Realized gains and other income	327	789	481	1,016
Net loss before income taxes	(4,858)	(2,396)	(7,988)	(3,182)
Income tax benefit	(227)	—	(123)	—
Loss from discontinued operations, net of tax	(103)	(717)	(160)	(770)
Net loss	$(4,734)	$(3,113)	$(8,025)	$(3,952)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.39)	$(0.20)	$(0.66)	$(0.27)
Book value per common share	$(1.36)	$0.51	$(1.36)	$0.51

Revenues
Historically, our revenues were derived primarily from premiums from our insurance policies and income from our investment portfolio. As a larger percentage of our premium is written by AGMI with unrelated strategic risk-taking partners, commission and fee income is expected to represent the majority of the Company’s revenue going forward. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies we own and with whom we partner. The Company’s philosophy is to prioritize the improvement in profit margin over top line growth. As with all P&C insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
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
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses incurred primarily in connection with our MGA and holding company operations. We believe that because a portion of our personnel expenses are relatively fixed in nature, changes in premium writings may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI.
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Commercial automobile	$—	$36,316	(100.0)%	$—	$108,063	(100.0)%
Other	—	21,538	(100.0)	—	21,832	(100.0)
Total	$—	$57,854	(100.0)%	$—	$129,895	(100.0)%

Gross premiums written decreased 100.0% in both the three and six months ended June 30, 2020 compared to the corresponding periods in 2019. The decrease is related to the deconsolidation of the ASI Pool Companies. See “Note 19, Subsequent Events” and “Part 1, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to June 30, 2020.

Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Three months ended June 30,
	2020		2019
New York	$—	—%	$26,102	45.1%
California	—	—	11,730	20.3
Virginia	—	—	2,984	5.2
Louisiana	—	—	2,445	4.2
Georgia	—	—	1,441	2.5
Texas	—	—	1,340	2.3
Ohio	—	—	1,242	2.1
Arizona	—	—	832	1.4
South Carolina	—	—	820	1.4
Oregon	—	—	811	1.4
Other	—	—	8,107	14.1
Total	$—	—%	$57,854	100.0%

Gross Premiums Written by State
	Six months ended June 30,
	2020		2019
New York	$—	—%	$51,554	39.7%
California	—	—	26,424	20.3
Virginia	—	—	6,015	4.6
Illinois	—	—	5,636	4.3
Louisiana	—	—	4,039	3.1
Texas	—	—	3,420	2.6
Georgia	—	—	2,911	2.2
Ohio	—	—	2,764	2.1
South Carolina	—	—	2,070	1.6
Pennsylvania	—	—	1,790	1.4
Other	—	—	23,272	18.1
Total	$—	—%	$129,895	100.0%

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
Ceded premiums written decreased by 100.0% to $0 for both the three and six months ended June 30, 2020, compared to $36.8 million and $62.2 million for the three and six months ended June 30, 2019, respectively, due to the deconsolidation of ASI Pool Companies.
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See “Part I, Item 1, Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to June 30, 2020.

Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 100.0% to $0 for both the three and six months ended June 30, 2020, compared to $21.1 million and $67.7 million for the three and six months ended June 30, 2019, respectively. The change is attributed to the deconsolidation of the ASI Pool Companies.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 100.0% to $0 in both the three and six months ended June 30, 2020 compared to $35.8 million and $75.7 million for the three and six months ended June 30, 2019, respectively. The change is attributable to the deconsolidation of the ASI Pool Companies.
Commission Income
AGMI earns commission for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our condensed consolidated statements of operations as commission revenue. Our contracts with our insurance carrier partners contain a commission percentage that is used to compute the total commission due per policy written. We also generate fee income in connection with individual policies as well as professional services provided to our business partners under contractual arrangements. Our commission revenue is recognized upon the sale or renewal of a policy. After a policy is sold, we have policy management obligations to the policyholder and the insurance carrier partner, including, but not limited to, policy endorsements, policy cancellations and policy restatements. Therefore, we do incur additional expense related to our policy management requirements. Most costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy and are characterized in our financial statements as Other Underwriting Expenses.
Commission income for the three months ended June 30, 2020 totaled $951,000 compared to $1.6 million for the three months ended June 30, 2019. The decrease related to a decline in premiums produced by AGMI in second quarter 2020 versus second quarter 2019. Commission income for the six months ended June 30, 2020 totaled $3.0 million compared to $3.8 million for the six months ended June 30, 2019. The decrease related to a decline in premiums produced by AGMI in addition to return commission for canceled policies produced for the ASI Pool Companies.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 0.0% for the three and six months ended June 30, 2020, compared to 70.5% and 73.5% for the three and six months ended June 30, 2019, respectively. The loss ratio decreased over the prior year periods as a result of the deconsolidation of the ASI Pool Companies and Global Liberty being classified as a discontinued operation.

Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance
($ in ‘000s)	Three months ended June 30,
	2020			2019
	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Accident Year
Current Year	$—	$—	$—	$22,168	$3,223	$25,391
Prior Years	—	—	—	(1,299)	1,181	(118)
Total	$—	$—	$—	$20,869	$4,404	$25,273

	Six months ended June 30,
	2020			2019
Current Year	$—	$—	$—	$47,886	$7,218	$55,104
Prior Years	—	—	—	(1,652)	2,216	564
Total	$—	$—	$—	$46,234	$9,434	$55,668

Acquisition Costs and Other Underwriting Expenses
Acquisition costs for the three and six months ended June 30, 2020 were $466,000 and $1.9 million, respectively, and represent commissions paid to retail agents who sell insurance policies. Acquisitions costs for the three and six months ended June 30, 2019 were $3.9 million and $7.6 million, respectively, and represented commission and taxes incurred on net premiums earned offset by ceding commission on business reinsured. The decrease in acquisition costs resulted from the deconsolidation of the ASI Pool Companies.
Other underwriting expenses for the three months ended June 30, 2020 and 2019 were $5.1 million and $11.1 million, respectively. The $6.0 million decrease related to the deconsolidation of the ASI Pool Companies expenses of $7.8 million offset by a $1.8 million increase in operating expenses mainly related to salaries and benefits as a result of accrual adjustments made in the second quarter of 2019. Other underwriting expenses for the six months ended June 30, 2020 and 2019 were $8.6 million and $20.8 million, respectively. The $12.2 million decrease related to the deconsolidation of the ASI Pool Companies expenses of $15.3 million offset by increases of $3.1 million mainly related to salaries and benefits, corporate insurance, professional fees and depreciation and amortization of business systems and software.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets which were held by the Insurance Subsidiaries, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, decreased by 100.0% to $0 for both the three and six months ended June 30, 2020, compared to $579,000 and $1.6 million, respectively for the three and six months ended June 30, 2019. The decrease resulted from the deconsolidation of the ASI Pool Companies.
Interest Expense, net
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $470,000 and $940,000 for each of the three and six months ended June 30, 2020 and 2019, respectively. On November 10, 2016, AIAI entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three and six months ended June 30, 2020 was $93,000 and $187,000, respectively. During the three and six months ended June 30, 2019, interest expense related to the mortgage was eliminated in consolidation. On May 1, 2020, AIAI entered into a PPP Loan pursuant to the the CARES Act that bears interest at a rate of 1.0% per annum. Interest expense for each of the three and six months ended June 30, 2020 was $8,000.
AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes for the three and six months ended June 30, 2020 was $67,000 and $308,000, respectively. During the three and six months ended June 30, 2019, interest income related to the surplus notes was eliminated in consolidation.
Loss from Change in Fair Value of Equity Securities
Atlas recorded losses of $0 for both the three and six months ended June 30, 2020 and losses of $342,000 and $274,000, for the three and six months ended June 30, 2019, respectively, and the changes related to the changes in the unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains were $0 and $656,000 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $754,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease was related to the deconsolidation of the ASI Pool Companies.
Other Income
Atlas recorded other income of $327,000 and $133,000 for the three months ended June 30, 2020 and 2019, respectively, and $481,000 and $262,000 for the six months ended June 30, 2020 and 2019, respectively. The increase resulted from professional services income received by AGMI.

Income Taxes
Atlas recorded income tax benefit of $227,000 and $123,000 for the three and six months ended June 30, 2020, respectively. For both the three and six months ended June 30, 2019, Atlas recorded income tax expense of $0 as a result of having a 100% valuation allowance on the Company’s net deferred tax assets.
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
Net Loss and Loss per Common Share
Atlas had a net loss of $4.7 million and $8.0 million during the three and six months ended June 30, 2020, respectively, compared to net loss of $3.1 million and $4.0 million during the three and six months ended June 30, 2019, respectively. Loss per common share diluted was $0.40 and $0.67 for the three and six months ended June 30, 2020, respectively, compared to a net loss per common share diluted of $0.26 and $0.33 during the three and six months ended June 30, 2019, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	June 30, 2020	December 31, 2019
Common deficit	$(16,139)	$(8,461)
Common shares:
Common shares outstanding	11,874,653	11,942,812
Restricted stock units	5,841	11,682
Total common shares	11,880,494	11,954,494
Book value per common share outstanding	$(1.36)	$(0.71)
The change to book value per common share is attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Commission Income,’ ‘Net Claims Incurred,’ ‘Acquisition Costs and Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Interest Expense, net,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from their parents. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to Atlas are inadequate to service its obligations, Atlas would need to raise capital, sell assets or incur debt obligations. See “Part 1, Item 1, Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to June 30, 2020.
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Interest on the senior unsecured notes is payable quarterly on each January 26, April 26, July 26 and October 26. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the senior unsecured notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The senior unsecured notes will rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The senior unsecured notes will rank equally in right of payment to all of Atlas’ existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the senior unsecured notes will be structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries. From time to time the Company may seek to repurchase Company debt through cash repurchases in the open market or otherwise. Such repurchases, if any, will be on terms and prices determined by the Company and will depend upon market conditions, liquidity needs and other factors. The amount of such repurchases may be material.

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

Summary of Cash Flows
($ in ‘000s)	Six months ended June 30,
	2020	2019
Net cash flows used in operating activities	$(20,551)	$(18,957)
Net cash flows provided by investing activities	6,542	38,145
Net cash flows provided by financing activities	4,227	—
Net (decrease) increase in cash	$(9,782)	$19,188

Cash used in operations during the six months ended June 30, 2020 was $20.6 million, compared to $19.0 million during the six months ended June 30, 2019. Cash used in the six months ended June 30, 2020 resulted from the strategic shift from insurance carrier operations to managing general agency operations.
Cash provided by investing activities during the six months ended June 30, 2020 was $6.5 million and resulted from the net sales and maturities of fixed income securities and short-term investments partially offset by the purchase of property and equipment. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the six months ended June 30, 2019 was $38.1 million and resulted from the net sales and maturities of fixed income securities and the net sales of equity securities, short-term investments, and other investments.
Cash provided in financing activities during the six months ended June 30, 2020 was a result of the Company receiving a PPP Loan (see “Part 1, Item 1, Note 17, Notes Payable” and “Part I, Item 2, 2020 Developments”offset by mortgage payments made to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the six months ended June 30, 2020 or during the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2020 as discussed below in connection with our internal control over financial reporting.
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
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With respect to the material weakness related to timely identification of financial closing delays and the resulting failure to timely file, the Company has taken steps to monitor the progress of all aspects of its financial closing process including more detailed discussions as needed with its independent registered public accounting firm regarding extraordinary accounting matters and related disclosures. The Company expects to file its delayed Quarterly Reports on Form 10-Q for the period ending September 30, 2020 as soon as practicable.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, there have been no such changes since December 31, 2019 other than the action described in Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

10.1 (1)	Paycheck Protection Program Promissory Note dated May 1, 2020, between American Insurance Acquisition Inc. and Fifth Third Bank, National Association
10.2 (2)
Stock Purchase Agreement dated May 8, 2020 by and among American Insurance Acquisition, Inc., the Director of Insurance of the State of Illinois, Robert Muriel, acting solely in his capacity as the statutory and court-affirmed successor to and rehabilitator of Gateway Insurance Company and Buckle Corp.

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
1 Incorporated by reference from our Current Report on Form 8-K filed on May 5, 2020
2 Incorporated by reference from our Current Report on Form 8-K filed on May 11, 2020

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 8, 2021	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer