Form 10-Q
period 2020-09-30
Atlas Financial Holdings, Inc.
filed 2021-03-02
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2020	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
                                        Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 12,047,334 shares of the Registrant’s common stock outstanding as of February 23, 2021, all of which are ordinary voting common shares. There are no restricted voting common shares. Of the Registrant’s ordinary voting common shares outstanding, 10,769,335 shares as of February 23, 2021 were held by non-affiliates of the Registrant.
For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the Registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Explanatory Note:

This Quarterly Report on Form 10-Q for Atlas Financial Holdings, Inc. (the “Company”) relates to the fiscal quarter ended September 30, 2020. As previously disclosed, the Company has been unable to previously file this quarterly report due to delays in the 2019 year end audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) and, as a result, our filing of this quarterly report. Unless otherwise noted, disclosures in this quarterly report, including disclosures regarding the Company’s financial and operating condition, are as of September 30, 2020. An overview of certain developments that occurred since September 30, 2020 is included in Part I, Item 1, Note 19, Subsequent Events’ and Part I, Item 2, 2020 Developments’ herein and “Risk Factors - Risks Related to 2020 Developments” in the 2019 10-K.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2020

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	September 30, 2020	December 31, 2019
Assets	(unaudited)
Cash and cash equivalents	$2,987	$9,025
Restricted cash	4,694	7,122
Premiums receivable (net of allowance of $794 and $800)	20,770	38,607
Intangible assets, net	2,332	2,625
Property and equipment, net	19,530	21,793
Right-of-use asset	1,068	1,592
Notes receivable	15,500	15,500
Other assets	4,271	3,295
Assets held for sale	46,612	51,302
Total assets	$117,764	$150,861
Liabilities
Premiums payable	$24,673	$43,988
Lease liability	1,321	1,993
Due to deconsolidated affiliates	14,974	11,172
Notes payable, net	36,305	32,100
Other liabilities and accrued expenses	7,260	7,302
Liabilities held for sale	52,762	62,767
Total liabilities	$137,295	$159,322
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: September 30, 2020 - 12,240,198 and December 31, 2019 - 12,198,319; shares outstanding: September 30, 2020 - 11,984,693 and December 31, 2019 - 11,942,812	$36	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: September 30, 2020 and December 31, 2019 - 0	—	—
Additional paid-in capital	81,825	81,548
Treasury stock, at cost: 255,505 shares of ordinary voting common shares at September 30, 2020 and December 31, 2019, respectively	(3,000)	(3,000)
Retained deficit	(99,019)	(87,469)
Accumulated other comprehensive income, net of tax	627	424
Total shareholders' deficit	$(19,531)	$(8,461)
Total liabilities and shareholders' deficit	$117,764	$150,861

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net premiums earned	$—	$34,528	$—	$110,241
Commission income	1,674	860	4,677	4,666
Net investment income	—	329	—	1,884
Loss from change in fair value of equity securities	—	(3)	—	(277)
Net realized gains	—	384	—	1,138
Other income	367	117	848	379
Total revenue	2,041	36,215	5,525	118,031
Net claims incurred	—	25,099	—	80,767
Acquisition costs	862	3,758	2,737	11,405
Other underwriting expenses	4,222	9,757	12,803	30,568
Amortization of intangible assets	98	98	293	293
Interest expense, net	571	466	1,392	1,143
Total expenses	5,753	39,178	17,225	124,176
Loss from operations before income taxes	(3,712)	(2,963)	(11,700)	(6,145)
Income tax (benefit) expense	(148)	26	(271)	26
Loss from continuing operations	(3,564)	(2,989)	(11,429)	(6,171)
Income (loss) from discontinued operations, net of tax	39	747	(121)	(23)
Net loss	$(3,525)	$(2,242)	$(11,550)	$(6,194)

Basic net (loss) income per share attributable to common shareholders
Continuing operations	$(0.30)	$(0.25)	$(0.96)	$(0.52)
Discontinued operations	—	0.06	(0.01)	—
Net loss	$(0.30)	$(0.19)	$(0.97)	$(0.52)
Diluted net (loss) income per share attributable to common shareholders
Continuing operations	$(0.30)	$(0.25)	$(0.96)	$(0.52)
Discontinued operations	—	0.06	(0.01)	—
Net loss	$(0.30)	$(0.19)	$(0.97)	$(0.52)
Basic weighted average common shares outstanding	11,971,490	11,954,494	11,946,051	11,954,494
Diluted weighted average common shares outstanding	11,971,490	11,954,494	11,946,051	11,954,494

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net loss	$(3,525)	$(2,242)	$(11,550)	$(6,194)

Other comprehensive income:
Changes in net unrealized investment gains (losses)	54	(195)	299	2,243
Reclassification to net loss	(3)	541	(96)	1,917
Other comprehensive income	51	346	203	4,160
Total comprehensive loss	$(3,474)	$(1,896)	$(11,347)	$(2,034)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Net loss	—	—	—	—	(839)	—	(839)
Other comprehensive income	—	—	—	—	—	2,332	2,332
Share-based compensation	—	—	310	—	—	—	310
Balance March 31, 2019 (unaudited)	36	—	202,608	(3,000)	(191,342)	(800)	7,502
Net loss	—	—	—	—	(3,113)	—	(3,113)
Other comprehensive income	—	—	—	—	—	1,482	1,482
Share-based compensation	—	—	187	—	—	—	187
Balance June 30, 2019 (unaudited)	36	—	202,795	(3,000)	(194,455)	682	6,058
Net loss	—	—	—	—	(2,242)	—	(2,242)
Other comprehensive income	—	—	—	—	—	346	346
Share-based compensation	—	—	188	—	—	—	188
Balance September 30, 2019 (unaudited)	36	—	202,983	(3,000)	(196,697)	1,028	4,350

Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(3,291)	—	(3,291)
Other comprehensive loss	—	—	—	—	—	(149)	(149)
Share-based compensation	—	—	179	—	—	—	179
Balance March 31, 2020 (unaudited)	36	—	81,727	(3,000)	(90,760)	275	(11,722)
Net loss	—	—	—	—	(4,734)	—	(4,734)
Other comprehensive income	—	—	—	—	—	301	301
Share-based compensation	—	—	16	—	—	—	16
Balance June 30, 2020 (unaudited)	36	—	81,743	(3,000)	(95,494)	576	(16,139)
Net loss	—	—	—	—	(3,525)	—	(3,525)
Other comprehensive income	—	—	—	—	—	51	51
Share-based compensation	—	—	82	—	—	—	82
Balance September 30, 2020 (unaudited)	$36	$—	$81,825	$(3,000)	$(99,019)	$627	$(19,531)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Nine months ended September 30,
	2020	2019
	(unaudited)
Operating activities:
Net loss	$(11,550)	$(6,194)
Adjustments to reconcile net income to net cash flows used in operating activities:
Loss from discontinued operations, net of taxes	121	23
Depreciation and amortization	2,463	2,988
Share-based compensation expense	277	685
Amortization of intangible assets	293	293
Loss from change in fair value of equity securities	—	277
Net realized gains	—	(1,138)
Gain in equity of investees	—	(563)
Amortization of bond premiums and discounts	—	218
Amortization of financing costs	168	168
Net changes in operating assets and liabilities:
Accrued investment income	—	200
Premiums receivable, net	14,659	16,428
Due from reinsurers and prepaid reinsurance premiums	—	(12,708)
Deferred policy acquisition costs	—	1,908
Other assets	(3,179)	6,879
Claims liabilities	—	(21,484)
Unearned premium reserves	—	(15,879)
Due to reinsurers	—	(6,522)
Premiums payable	(19,316)	—
Due to deconsolidated affiliates	3,802	—
Other liabilities and accrued expenses	(41)	80
Net cash flows used in operating activities - continuing operations	(12,303)	(34,341)
Net cash flows used in operating activities - discontinued operations	(13,721)	(8,343)
Net cash flows used in operating activities	(26,024)	(42,684)
Investing activities:
Purchases of:
Fixed income securities	—	(11,506)
Other investments	—	(680)
Short-term investments	—	(11,716)
Property and equipment	(200)	(2,316)
Proceeds from sale and maturity of:
Fixed income securities	—	52,364
Equity securities	—	5,997
Other investments	—	7,390
Short-term investments	—	8,868
Net cash flows (used in) provided by investing activities - continuing operations	(200)	48,401
Net cash flows provided by investing activities - discontinued operations	7,187	13,389
Net cash flows provided by investing activities	6,987	61,790
Financing activities:
Proceeds from notes payable	4,601	—
Repayment of notes payable	(564)	—
Net cash flows provided by financing activities - continuing operations	4,037	—
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	4,037	—

($ in ‘000s)	Nine months ended September 30,
	2020	2019
	(unaudited)
Net change in cash and cash equivalents and restricted cash - continuing operations	(8,466)	14,060

Cash and cash equivalents and restricted cash, beginning of period	23,859	34,902
Less: cash and cash equivalents of discontinued operations - beginning of period	7,712	747
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	16,147	34,155
Cash and cash equivalents and restricted cash of continuing operations, end of period	$7,681	$48,215

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(2,790)	$(14,349)
Interest	1,521	1,242
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
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 42 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure. During the third quarter of 2019, new business writings were restricted or stopped in connection with certain of the Insurance Subsidiaries. See “Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to September 30, 2020.
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
The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full calendar year.
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
The revenue included as commission income for the three months ended September 30, 2020 and 2019 was $1.7 million and $860,000, respectively and $4.7 million for each of the nine months ended September 30, 2020 and 2019.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Condensed Consolidated Statements of Financial Position as of September 30, 2020 and December 31, 2019 totaled $3.1 million and $1.4 million, respectively.
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
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the nine months ended September 30, 2020, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to October 1, 2020 have been adopted by the Company.

3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2020
Trade name and trademark	15 years	$1,800	$673	$1,127
Customer relationship	10 years	2,700	1,495	1,205
		$4,500	$2,168	$2,332

As of December 31, 2019
Trade name and trademark	15 years	$1,800	$581	$1,219
Customer relationship	10 years	2,700	1,294	1,406
		$4,500	$1,875	$2,625

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic
Loss from continuing operations before income taxes	$(3,712)	$(2,963)	$(11,700)	$(6,145)
Income tax (benefit) expense	(148)	26	(271)	26
Net loss attributable to common shareholders from continuing operations	$(3,564)	$(2,989)	$(11,429)	$(6,171)
Basic weighted average common shares outstanding	11,971,490	11,954,494	11,946,051	11,954,494
Loss per common share basic from continuing operations	$(0.30)	$(0.25)	$(0.96)	$(0.52)

Diluted
Basic weighted average common shares outstanding	11,971,490	11,954,494	11,946,051	11,954,494
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	—	—
Diluted weighted average common shares outstanding	11,971,490	11,954,494	11,946,051	11,954,494
Loss per common share diluted from continuing operations	$(0.30)	$(0.25)	$(0.96)	$(0.52)
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
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, all exercisable stock options were deemed to be anti-dilutive.

5. Investments

Components of Net Investment Income
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total investment income:
Interest income	$—	$525	$—	$1,859
Income from other investments	—	45	—	794
Investment expenses	—	(241)	—	(769)
Net investment income	$—	$329	$—	$1,884

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed income securities:
Proceeds from sales and calls	$—	$10,177	$—	$42,102
Gross realized investment gains	—	120	—	438
Gross realized investment losses	—	(32)	—	(201)
Equities:
Proceeds from sales	$—	$—	$—	$5,997
Gross realized investment gains	—	—	—	443
Gross realized investment losses	—	—	—	(96)
Other investments:
Proceeds from sales	$—	$1,700	$—	$3,997
Gross realized investment gains	—	297	—	576
Total:
Proceeds from sales and calls	$—	$11,877	$—	$52,096
Gross realized investment gains	—	417	—	1,457
Gross realized investment losses	—	(32)	—	(297)

Components of Net Realized Gains
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed income securities	$—	$88	$—	$237
Equities	—	—	—	347
Other investments	—	296	—	554
Net realized gains	$—	$384	$—	$1,138

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(779)	20.5%	$(623)	21.0	$(2,456)	21.0%	$(1,291)	21.0
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(12)	0.3	626	(21.1)	1,571	(13.4)	1,242	(20.2)
Nondeductible expenses	1	—	3	(0.1)	2	—	26	(0.4)
Tax-exempt income	—	—	(1)	—	—	—	(3)	—
State tax (net of federal benefit)	—	—	21	(0.7)	—	—	21	(0.3)
Stock compensation	642	(16.9)	—	—	654	(5.6)	31	(0.5)
Tax rate differential	—	—	—	—	(42)	0.3	—	—
Provision for income taxes for continuing operations	$(148)	3.9%	$26	(0.9)%	$(271)	2.3%	$26	(0.4)%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$8	21.0%	$157	21.0%	$(134)	21.0%	$(5)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(9)	(21.8)	(156)	(21.0)	(189)	29.3	4	(16.1)
Nondeductible expenses	1	0.8	—	—	1	(0.2)	2	(9.4)
Tax-exempt income	—	—	(1)	—	—	—	(1)	4.5
Tax rate differential	—	—	—	—	(200)	31.0	—	—
Provision for income taxes for discontinued operations	$—	—%	$—	—%	$(522)	81.1%	$—	—%

Components of Income Tax (Benefit) Expense - Continuing Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Current tax (benefit) expense	$(148)	$26	$(271)	$26

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Current tax benefit	$—	$—	$(522)	$—

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	September 30, 2020	December 31, 2019
Gross deferred tax assets:
Losses carried forward	$13,042	$10,264
Claims liabilities and unearned premium reserves	354	554
Investment in affiliates	23,707	24,450
Bad debts	167	168
Stock compensation	276	873
Other	160	81
Valuation allowance	(33,119)	(32,522)
Total gross deferred tax assets	4,587	3,868

Gross deferred tax liabilities:
Deferred policy acquisition costs	143	112
Investments	162	116
Fixed assets	1,477	2,099
Intangible assets	490	551
Other	2,315	990
Total gross deferred tax liabilities	4,587	3,868
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of September 30, 2020 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	10,863
2019	Indefinite	6,306
2020	2040	8,460
2020	Indefinite	5,605
Total		$62,103

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $33.1 million and $32.5 million for its gross future deferred tax assets as of September 30, 2020 and December 31, 2019, respectively.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and nine months ended September 30, 2020 and 2019. Tax year 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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
8. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	September 30, 2020	December 31, 2019
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,031	9,023
Leasehold improvements	193	193
Internal use software	12,795	12,610
Computer equipment	1,921	1,925
Furniture and other office equipment	1,121	1,150
Total	$34,326	$34,166
Accumulated depreciation and amortization	(14,796)	(12,373)
Total property and equipment, net	$19,530	$21,793

1Excluding assets held for sale.
Depreciation expense and amortization from continuing operations was $741,000 and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. As part of a cost sharing agreement with affiliates under common ownership, depreciation expense of $0 and $49,000 was allocated to Global Liberty during the three months ended September 30, 2020 and 2019, respectively, and $0 and $250,000 for the nine months ended September 30, 2020 and 2019, respectively. For the year ended December 31, 2019, depreciation expense and amortization from continuing operations was $3.9 million, and $250,000 was allocated to Global Liberty as part of the cost sharing agreement with affiliates under common ownership.
For the nine months ended September 30, 2020 and 2019, the Company capitalized $185,000 and $2.2 million, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $308,000 and $578,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $116,000 and $111,000 for the three months ended September 30, 2020 and 2019, respectively, and $346,000 and $334,000 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense related to the building and its improvements was $284,000 and $283,000 for the three months ended September 30, 2020 and 2019, respectively, and $833,000 and $850,000 for the nine months ended September 30, 2020 and 2019, respectively.
Loss on disposals of fixed assets totaled $0 and $21,000 for three and nine months ended September 30, 2019, respectively. There were no losses on disposals of fixed assets for the three and nine months ended September 30, 2020.
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
The below table represents activity of the ASI Pool Companies for the three and nine months ended September 30, 2020 and 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Direct premiums written	$—	$26,488	$—	$133,827
Assumed premiums written	—	4,301	—	26,857
Ceded premiums written	—	(10,672)	—	(72,911)
Net premiums written	$—	$20,117	$—	$87,773

Direct premiums earned	$—	$46,831	$—	$149,609
Assumed premiums earned	—	9,595	—	26,954
Ceded premiums earned	—	(21,898)	—	(66,322)
Net premiums earned	$—	$34,528	$—	$110,241

Ceded claims and claims adjustment expenses	$—	$14,013	$—	$31,551
Ceding commissions	$—	$3,919	$—	$16,381
During 2019, the Company received notice from General Reinsurance Corporation (“Gen Re”) that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Reinsurance America Corporation (“Swiss Re”) was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See “Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the ASI Pool Companies and Global Liberty.

10. Claims Liabilities
The below table represents activity of the ASI Pool Companies for the three and nine months ended September 30, 2020 and 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unpaid claims and claims adjustment expenses, beginning of period	$—	$206,996	$—	$226,487
Less: reinsurance recoverable	—	55,533	—	55,265
Net unpaid claims and claims adjustment expenses, beginning of period	—	151,463	—	171,222

Incurred related to:
Current year	—	23,509	—	78,613
Prior years	—	1,590	—	2,154
	—	25,099	—	80,767

Paid related to:
Current year	—	9,756	—	22,182
Prior years	—	26,969	—	89,970
	—	36,725	—	112,152

Net unpaid claims and claims adjustment expenses, end of period	—	139,837	—	139,837
Add: reinsurance recoverable	—	65,166	—	65,166
Unpaid claims and claims adjustment expenses, end of period	$—	$205,003	$—	$205,003

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
The incurred related to prior years for the three and nine months ended September 30, 2020 and 2019 primarily resulted from changes in estimates on involuntary assigned risk pools and run-off commercial auto. Assigned risk pools are established by state governments to cover high-risk insureds who cannot purchase insurance through conventional means. See “Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries.
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

Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Nine months ended September 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	27,195	C$6.00	27,195	C$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(27,195)	C$6.00	—	—
Outstanding, end of period	—	—	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(193,500)	US$18.73	—	—
Outstanding, end of period	181,500	US$13.51	375,000	US$17.01

There are no stock options that are exercisable as of September 30, 2020. The stock option grants outstanding have a weighted average remaining life of 3.47 years and have an intrinsic value of $0 as of September 30, 2020. In association with his retirement from the Company’s board of directors, 27,195 options held by Gordon Pratt were canceled effective August 1, 2020.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and nine months ended September 30, 2020 and 2019, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During the first quarter of 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets. Also during the first quarter of 2020, an additional 53,500 options were canceled due to the departure of a former officer. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.
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

Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Nine months ended September 30,
	2020		2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	$171,682	$17.46	$207,156	$16.50
Granted	—	—	—	—
Vested	(8,381)	10.22	(28,066)	11.79
Canceled	(160,000)	9.62	(7,408)	12.20
Non-vested, end of period	$3,301	$10.22	$171,682	$17.46

During the first quarter of 2019, 7,408 restricted share units related to a February 2014 grant to an independent director were canceled at such director’s request. During the first quarter of 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets. Also during the first quarter of 2020, an additional 20,000 restricted common shares were canceled due to the departure of a former officer. During the third quarter of 2020, 2,540 restricted share units vested related to the retirement of two former directors.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $82,000 and $188,000 in share-based compensation expense, including income tax expense, for the three months ended September 30, 2020 and 2019, respectively, and $277,000 and $685,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $15,000 of unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares. The expense will be amortized over a weighted average period of 3 months.
12. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $19,000 and $119,000 for the three months ended September 30, 2020 and 2019, respectively, and $77,000 and $381,000 for the nine months ended September 30, 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas’ costs incurred related to the matching portion of the ESPP were $5,000 and $21,000 for the three months ended September 30, 2020 and 2019, respectively, and $21,000 and $107,000 for the nine months ended September 30, 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.

13. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		September 30, 2020			December 31, 2019
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,240,198	11,984,693	$36	12,198,319	11,942,812	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,240,198	11,984,693	$36	12,198,319	11,942,812	$36

There were 3,301 and 11,682 non-vested RSUs as of September 30, 2020 and December 31, 2019, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the nine months ended September 30, 2020, the Company issued 201,881 ordinary voting common shares of which 193,500 ordinary voting common shares were issued under the near term incentive program while 8,381 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the first quarter of 2020 140,000 ordinary voting restricted common shares were cancelled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer. During the year ended December 31, 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs.
Warrants
The Schedule 13G/A filed by American Financial Group, Inc. a parent holding company, on January 31, 2020 states that as of December 31, 2019, and as updated on February 2, 2021 for December 31, 2020, it has sole power to vote and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Mezzanine Equity
There were no preferred shares outstanding as of September 30, 2020 and December 31, 2019.
14. Deferred Policy Acquisition Costs
The below table represents activity of the ASI Pool Companies for the nine months ended September 30, 2020 and 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation. The ASI Pool Companies were deconsolidated as of October 1, 2019.

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Nine months ended September 30,
	2020	2019
Balance, beginning of period	$—	$5,918
Acquisition costs deferred	—	9,497
Amortization charged to income	—	(11,405)
Balance, end of period	$—	$4,010

15. Leases
The Company adopted ASC 842 (Leases) as of January 1, 2019, using the transition method wherein entities were allowed to initially apply the new lease standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Adoption of ASC 842 resulted in an increase of operating lease right-of-use asset totaling approximately $2.5 million, an operating lease liability of approximately $3.1 million and a decrease of net deferred rent liabilities of approximately $600,000 on the condensed consolidated statements of financial position as of January 1, 2019.
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of September 30, 2020 or 2019.

Lease Expense
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating leases	$190	$242	$570	$718
Variable lease cost	88	90	268	256
Total	$278	$332	$838	$974

Other Operating Lease Information
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$278	$333	$838	$976
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	—
Total	$278	$333	$838	$976

Weighted-average remaining lease term				1.4 years
Weighted-average discount rate				3.5%

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of September 30, 2020
Remainder of 2020	$235
2021	898
2022	179
2023	23
Total lease payments	$1,335
Impact of discounting	(14)
Operating lease liability	$1,321

16. Related Party Transactions
During the periods presented, a portion of Global Liberty’s investment portfolio, which is included in “Assets held for sale” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that are considered related-party transactions. As of September 30, 2020 and December 31, 2019, these related-party transactions make up less than 14.5% and 1.0%, respectively, of the Company’s investment portfolio. In these transactions, one or more of the Company’s former directors or entities affiliated with such directors invest in and/or manage these vehicles. These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. The Company believes that these transactions leverage investment resources that would otherwise not be available to the Company.
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
On November 10, 2016, American Insurance Acquisition, Inc. (“AIAI”) entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage rate is secured by the Company’s headquarters and was previously eliminated in consolidation. The amount payable as of September 30, 2020 is due to the ASI Pool Companies.

On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. AIAI has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision, and as a result, monthly payments will be deferred until final resolution of the forgiveness application process.
Interest expense on notes payable was $571,000 and $470,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Notes Payable Outstanding
($ in ‘000s)	September 30, 2020	December 31, 2019
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	4,601	—
5.0% Mortgage due November 10, 2026	7,056	7,621
Total outstanding borrowings	36,657	32,621
Unamortized issuance costs	(352)	(521)
Total notes payable	$36,305	$32,100

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

Summary financial information for Global Liberty included in income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 is presented below:

Income (Loss) from Discontinued Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net premiums earned	$3,208	$6,054	$11,048	$21,633
Net investment (loss) income	(27)	99	(44)	396
Net realized losses	—	28	(1,565)	(46)
Total revenue	3,181	6,181	9,439	21,983
Net claims incurred	1,071	3,742	3,424	15,700
Acquisition costs	389	350	2,818	3,222
Other underwriting expenses	1,682	1,342	3,840	3,152
Interest (income)	—	—	—	(68)
Total expenses	3,142	5,434	10,082	22,006
Income (loss) from operations before income taxes	39	747	(643)	(23)
Income tax benefit	—	—	(522)	—
Net income (loss)	$39	$747	$(121)	$(23)

Statements of Comprehensive Income
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$39	$747	$(121)	$(23)

Other comprehensive income:
Changes in net unrealized investments gains	54	(60)	299	540
Reclassification to net income (loss)	(3)	167	(96)	450
Other comprehensive income	51	107	203	990
Total comprehensive income	$90	$854	$82	$967

The assets and liabilities of Global Liberty are presented as discontinued operations in the condensed consolidated statements of financial position at September 30, 2020 and December 31, 2019 and are detailed as follows:

($ in ‘000s)	September 30, 2020	December 31, 2019
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $7,516 and $14,016)	$7,942	$14,239
Short-term investments, at cost	—	491
Other investments	1,306	1,315
Total investments	9,248	16,045
Cash and cash equivalents	1,178	7,712
Accrued investment income	52	78
Reinsurance recoverables on amounts paid	1,115	2,227
Reinsurance recoverables on amounts unpaid	14,358	18,339
Prepaid reinsurance premiums	15,574	3,765
Deferred policy acquisition costs	682	534
Property and equipment, net	—	1,741
Other assets	4,405	861
Total assets	$46,612	$51,302

Liabilities
Claims liabilities	$27,338	$46,771
Unearned premium reserves	21,652	12,423
Due to reinsurers	32	1,019
Other liabilities and accrued expenses	3,740	2,554
Total liabilities	$52,762	$62,767

19. Subsequent Events
As previously disclosed, the Company was unable to timely file this Quarterly Report on Form 10-Q due to delays in the 2019 year end audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 and, as a result, our filing of this quarterly report. As a result of this delay, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
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

On February 7, 2021, AIAI entered into a Paycheck Protection Program promissory note with respect to a loan of $2,000,000 (the “Second PPP Loan”) from Fifth Third Bank, National Association (“Fifth Third”). The Second PPP Loan was obtained pursuant to the Small Business Administration’s Paycheck Protection Program Second Draw Loans under the Small Business Act (“SB Act”), and is subject to the terms and conditions of the SB Act, the Coronavirus Aid, Relief, and Economic Security Act and related legislation and regulations (the “PPP Rules”). The Company was eligible for this Second PPP loan because our equity securities are not a National Markets System stock traded on a national securities exchange as defined by Section 6 of the Securities Exchange Act of 1934. The Second PPP Loan matures on February 7, 2026 and bears interest at a rate of 1.00% per annum. The Company will not be obligated to make any payments of principal or interest if the Company submits a loan forgiveness application to Fifth Third within 10 months after the end of the Company’s covered loan forgiveness period (as defined and interpreted by the PPP Rules) and such loan forgiveness is allowed. If the Company does not submit a loan forgiveness application within 10 months after the end of the Company’s loan forgiveness covered period (and such forgiveness is not allowed), the Company must begin paying principal and interest after that period (or after notice that such forgiveness is not allowed).
The Company’s Current Reports on Form 8-K and press releases since September 30, 2020 provide more detailed disclosures regarding the above events.

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
The sector on which we traditionally focused included taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time transportation network company (“TNC”) drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. During 2019, our Insurance Subsidiaries were licensed to write property and casualty (“P&C”) insurance in 49 states and the

District of Columbia in the United States (“U.S.”) (see Item 2, 2020 Developments). As noted elsewhere in this report, certain state licenses held by the ASI Pool Companies were restricted, suspended or revoked. As of the end of 2019, the ASI Pool Companies were no longer writing new insurance policies and began non-renewing existing policies. AGMI distributes our products through a network of independent retail agents, and actively wrote insurance in 42 states and the District of Columbia during 2020. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
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
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. See “Item 1, Note 19, Subsequent Events” and “2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to September 30, 2020. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from our results as of October 1, 2019. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.
In March 2020, the World Health Organization formally declared the novel coronavirus (“COVID-19”) outbreak a pandemic. With social distancing measures that have been implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all our employees. We believe our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment and that our technology platforms continue to provide agents with tools and company contacts necessary to quote our products to our markets.
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

2020 Developments
As previously disclosed, the Company was unable to timely file this Quarterly Report on Form 10-Q due to delays in the year end 2019 audit process, which delayed our filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Reports on Forms 10-Q for the periods ended March 31, 2020 and June 30, 2020 and, as a result, our filing of this quarterly report. As a result of this delay, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. AIAI has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision, and as a result, monthly payments will be deferred until final resolution of the forgiveness application process.
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
The Company’s numerous Current Reports on Form 8-K and press releases during 2020 provide more detailed disclosures regarding the above events.

II. Operating Results
Highlights
•Due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, the first quarter 2020 and go forward operating results do not and will not include insurance company financial impacts other than those related to discontinued operations and will solely consist of the results of Atlas, including AGMI. By way of example, revenues in the third quarter of 2019 include net earned premiums related to our Insurance Subsidiaries while the third quarter of 2020 does not. All references and comparisons to 2019 throughout this document reflect this impact.
•Commission income was $1.7 million for the three months ended September 30, 2020 compared to $860,000 for the three months ended September 30, 2019.
•Total revenue was $2.0 million for the three months ended September 30, 2020, a decrease of 94.4% from $36.2 million for the three months ended September 30, 2019.
•Underwriting loss was $3.5 million in third quarter 2020 compared to an underwriting loss of $3.3 million in third quarter 2019.
•Net loss from continuing operations was $3.6 million, or $0.30 loss per common share diluted, in third quarter 2020 compared to a net loss from continuing operations of $3.0 million, or $0.25 loss per common share diluted, in third quarter 2019.
•Net income from discontinued operations was $39,000, or $0.00 earnings per common share diluted, in third quarter 2020 compared to net income from discontinued operations of $747,000, or $0.06 earnings per common share diluted, in third quarter 2019.
•Book value per common share was $(1.63) as of September 30, 2020, compared to $(0.71) and $0.36 as of December 31, 2019 and September 30, 2019, respectively.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross premiums written	$—	$30,789	$—	$160,684
Net premiums earned	—	34,528	—	110,241
Commission income	1,674	860	4,677	4,666
Net claims incurred	—	25,099	—	80,767
Underwriting expense:
Acquisition costs	862	3,758	2,737	11,405
Share-based compensation	82	188	277	685
Deferred policy acquisition costs amortization	—	332	—	343
Other underwriting expenses	4,238	9,335	12,819	29,833
Total underwriting expenses	5,182	13,613	15,833	42,266
Underwriting loss	(3,508)	(3,324)	(11,156)	(8,126)
Net investment income	—	329	—	1,884
Loss from operating activities, before income taxes	(3,508)	(2,995)	(11,156)	(6,242)
Interest expense, net	(571)	(466)	(1,392)	(1,143)
Loss from change in fair value of equity securities	—	(3)	—	(277)
Realized gains and other income	367	501	848	1,517
Net loss before income taxes	(3,712)	(2,963)	(11,700)	(6,145)
Income tax (benefit) expense	(148)	26	(271)	26
Income (loss) from discontinued operations, net of tax	39	747	(121)	(23)
Net loss	$(3,525)	$(2,242)	$(11,550)	$(6,194)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.30)	$(0.25)	$(0.96)	$(0.52)
Book value per common share	$(1.63)	$0.36	$(1.63)	$0.36

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
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Commercial automobile	$—	$29,972	(100.0)%	$—	$138,035	(100.0)%
Other	—	817	(100.0)	—	22,649	(100.0)
Total	$—	$30,789	(100.0)%	$—	$160,684	(100.0)%

Gross premiums written decreased 100.0% in both the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019. The decrease is related to the deconsolidation of the ASI Pool Companies. See “Note 19, Subsequent Events” and “Part 1, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries.

Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Three months ended September 30,
	2020		2019
New York	$—	—%	$10,348	33.6%
California	—	—	6,638	21.6
Minnesota	—	—	3,115	10.1
Virginia	—	—	1,825	5.9
Nevada	—	—	1,020	3.3
Illinois	—	—	802	2.6
Georgia	—	—	759	2.5
Maryland	—	—	664	2.2
Ohio	—	—	517	1.7
Pennsylvania	—	—	504	1.6
Other	—	—	4,597	14.9
Total	$—	—%	$30,789	100.0%

Gross Premiums Written by State
	Nine months ended September 30,
	2020		2019
New York	$—	—%	$61,902	38.5%
California	—	—	33,062	20.6
Virginia	—	—	7,840	4.9
Illinois	—	—	6,439	4.0
Minnesota	—	—	4,203	2.6
Louisiana	—	—	4,190	2.6
Texas	—	—	3,753	2.3
Georgia	—	—	3,670	2.3
Ohio	—	—	3,282	2.0
Nevada	—	—	2,678	1.7
Other	—	—	29,665	18.5
Total	$—	—%	$160,684	100.0%

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
Ceded premiums written decreased by 100.0% to $0 for both the three and nine months ended September 30, 2020, compared to $10.7 million and $72.9 million for the three and nine months ended September 30, 2019, respectively, due to the deconsolidation of ASI Pool Companies.
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See “Part I, Item 1, Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries.

Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 100.0% to $0 for both the three and nine months ended September 30, 2020, compared to $20.1 million and $87.8 million for the three and nine months ended September 30, 2019, respectively. The change is attributed to the deconsolidation of the ASI Pool Companies.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 100.0% to $0 in both the three and nine months ended September 30, 2020 compared to $34.5 million and $110.2 million for the three and nine months ended September 30, 2019, respectively. The change is attributable to the deconsolidation of the ASI Pool Companies.
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
Commission income for the three months ended September 30, 2020 totaled $1.7 million compared to $860,000 for the three months ended September 30, 2019. The increase related to an increase in premiums produced by AGMI in third quarter 2020 versus third quarter 2019. Commission income for the nine months ended September 30, 2020 totaled $4.7 million compared to $4.7 million for the nine months ended September 30, 2019. The increase related to an increase in premiums produced during the third quarter 2020 offset by a return commission for canceled policies produced for the ASI Pool Companies.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 0.0% for the three and nine months ended September 30, 2020, compared to 72.7% and 73.3% for the three and nine months ended September 30, 2019, respectively. The loss ratio decreased over the prior year periods as a result of the deconsolidation of the ASI Pool Companies and Global Liberty being classified as a discontinued operation.

Claims and Claims Adjustment Expenses Incurred, Net of Reinsurance
($ in ‘000s)	Three months ended September 30,
	2020			2019
	Commercial Auto Liability	Other	Total	Commercial Auto Liability	Other	Total
Accident Year
Current Year	$—	$—	$—	$20,123	$3,386	$23,509
Prior Years	—	—	—	1,806	(216)	1,590
Total	$—	$—	$—	$21,929	$3,170	$25,099

	Nine months ended September 30,
	2020			2019
Current Year	$—	$—	$—	$68,009	$10,604	$78,613
Prior Years	—	—	—	154	2,000	2,154
Total	$—	$—	$—	$68,163	$12,604	$80,767

Acquisition Costs and Other Underwriting Expenses
Acquisition costs for the three and nine months ended September 30, 2020 were $862,000 and $2.7 million, respectively, and represent commissions paid to retail agents who sell insurance policies. Acquisitions costs for the three and nine months ended September 30, 2019 were $3.8 million and $11.4 million, respectively, and represented commission and taxes incurred on net premiums earned offset by ceding commission on business reinsured. The decrease in acquisition costs resulted from the deconsolidation of the ASI Pool Companies.
During the three months ended September 30, 2020, the Company laid off 19 employees at its Global Liberty subsidiary and recorded $367,000 in severance costs reported in discontinued operations. These staff reductions equated to a decrease in average monthly salaries of approximately $110,000. During the third quarter of 2020, the Company also furloughed 30 employees at its AGMI subsidiary and recorded $428,000 in anticipated severance costs. These employees were given a 90 day window during which time the Company did not pay monthly salaries of approximately $165,000 per month for the 30 furloughed employees but did pay full benefits.
Other underwriting expenses for the three months ended September 30, 2020 and 2019 were $4.2 million and $9.8 million, respectively. The $5.6 million decrease related to the deconsolidation of the ASI Pool Companies’ expenses of $5.2 million and a $400,000 increase in remaining operating expenses related to an increase in severance costs and corporate insurance offset by decreases in deferred acquisition costs, professional fees, and banking fees. Other underwriting expenses for the nine months ended September 30, 2020 and 2019 were $12.8 million and $30.6 million, respectively. The $17.8 million decrease related to the deconsolidation of the ASI Pool Companies’ expenses of $20.5 million offset by an increase of $2.7 million mainly related to increases in severance costs, salaries and benefits, corporate insurance, and depreciation and amortization of business systems and software offset by decreases in bad debt expenses and professional fees.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets which were held by the Insurance Subsidiaries, net of investment expenses, which are comprised of investment management fees, custodial fees, and allocated salaries. Net investment income, net of investment expenses, decreased by 100.0% to $0 for both the three and nine months ended September 30, 2020, compared to $329,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2019. The decrease resulted from the deconsolidation of the ASI Pool Companies.
Interest Expense, net
On April 26, 2017, Atlas issued $25.0 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $472,000 and $470,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.4 million for each of the nine months ended September 30, 2020 and 2019, respectively. On November 10, 2016, AIAI entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three and nine months ended September 30, 2020 was $89,000 and $276,000, respectively. During the three and nine months ended September 30, 2019, interest expense related to the mortgage was eliminated in consolidation. On May 1, 2020, AIAI entered into a PPP Loan pursuant to the the CARES Act that bears interest at a rate of 1.0% per annum. Interest expense for each of the three and nine months ended September 30, 2020 was $10,000 and $18,000, respectively.
AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes for the three and nine months ended September 30, 2020 was $0 and $308,000, respectively. During the three and nine months ended September 30, 2019, interest income related to the surplus notes was eliminated in consolidation.
Loss from Change in Fair Value of Equity Securities
Atlas recorded losses of $0 for both the three and nine months ended September 30, 2020 and losses of $3,000 and $277,000, for the three and nine months ended September 30, 2019, respectively, and the changes related to the changes in the unrealized amounts on equities held at fair value.
Net Realized Investment Gains
Net realized investment gains is comprised of the gains and losses from sales of investments. Net realized investment gains on sales are the result of management’s decision to sell certain securities. Net realized investment gains were $0 and $384,000 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was related to the deconsolidation of the ASI Pool Companies.

Other Income
Atlas recorded other income of $367,000 and $117,000 for the three months ended September 30, 2020 and 2019, respectively, and $848,000 and $379,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase resulted from professional services income received by AGMI.
Income Taxes
Atlas recorded income tax benefit of $148,000 and $271,000 for the three and nine months ended September 30, 2020, respectively. For both the three and nine months ended September 30, 2019, Atlas recorded income tax expense of $26,000 as a result of having a 100% valuation allowance on the Company’s net deferred tax assets.
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
Net Loss and Loss per Common Share
Atlas had a net loss of $3.5 million and $11.6 million during the three and nine months ended September 30, 2020, respectively, compared to net loss of $2.2 million and $6.2 million during the three and nine months ended September 30, 2019, respectively. Loss per common share diluted was $0.30 and $0.97 for the three and nine months ended September 30, 2020, respectively, compared to a net loss per common share diluted of $0.19 and $0.52 during the three and nine months ended September 30, 2019, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	September 30, 2020	December 31, 2019
Common deficit	$(19,531)	$(8,461)
Common shares:
Common shares outstanding	11,984,693	11,942,812
Restricted stock units	3,301	11,682
Total common shares	11,987,994	11,954,494
Book value per common share outstanding	$(1.63)	$(0.71)
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from their parents. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to Atlas are inadequate to service its obligations, Atlas would need to raise capital, sell assets or incur debt obligations. See “Part 1, Item 1, Note 19, Subsequent Events” and “Part I, Item 2, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries subsequent to September 30, 2020.
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

Summary of Cash Flows
($ in ‘000s)	Nine months ended September 30,
	2020	2019
Net cash flows used in operating activities	$(26,024)	$(42,684)
Net cash flows provided by investing activities	6,987	61,790
Net cash flows provided by financing activities	4,037	—
Net (decrease) increase in cash	$(15,000)	$19,106

Cash used in operations during the nine months ended September 30, 2020 was $26.0 million, compared to $42.7 million during the nine months ended September 30, 2019. Cash used in the nine months ended September 30, 2020 resulted from the strategic shift from insurance carrier operations to managing general agency operations.
Cash provided by investing activities during the nine months ended September 30, 2020 was $7.0 million and resulted from the net sales and maturities of fixed income securities and short-term investments partially offset by the purchase of property and equipment. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the nine months ended September 30, 2019 was $61.8 million and resulted from the net sales and maturities of fixed income securities and the net sales of equity securities, short-term investments, and other investments.
Cash provided in financing activities during the nine months ended September 30, 2020 was a result of the Company receiving a PPP Loan (see “Part I, Item 1, Note 17, Notes Payable” and “Part I, Item 2, 2020 Developments” offset by mortgage payments made to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the nine months ended September 30, 2020 or during the year ended December 31, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file certain periodic reports during 2020 as discussed below in connection with our internal control over financial reporting.
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, there have been no such changes since December 31, 2019 other than the action described in Remediation Plan for Material Weakness in Internal Control over Financial Reporting.

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

Date:	March 2, 2021	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer