Form 10-K
period 2020-12-31
Atlas Financial Holdings, Inc.
filed 2021-04-15
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2020	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☑
There were 12,047,334 shares of the Registrant’s common stock outstanding as of April 8, 2021, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates of the registrant was approximately $6.9 million (based upon the closing sale price of the registrant’s common shares on June 30, 2020).
For purposes of the foregoing calculation only, which is required by Form 10-K, the registrant has included in the shares owned by affiliates those shares owned by directors and officers of the registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Annual Report on Form 10-K
December 31, 2020

Part I
Item 1. Business
Overview
Atlas Financial Holdings, Inc. (“Atlas” or “We” or “the Company”) is primarily in the business of generating, underwriting and servicing commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector including taxi cabs, non-emergency para-transit, limousine/livery (including transportation network company drivers) and business auto.
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”), our objective is recapturing and maintaining business we have historically written in the taxi, livery/limo and paratransit sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. Our team believes that the specialized infrastructure and technology platforms we’ve developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform, which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.
Our target markets include the expanding segment of commercially licensed drivers operating through traditional public automobile sectors such as limousine, livery, non-emergency paratransit and taxi operators as well as gig-economy focused drivers who are engaged through transportation network companies (“TNCs”). We focus predominantly on owner-operators, small fleets, and other sub-categories of our target market that we believe are often underserved.
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
2020 Developments
As previously disclosed, the Company was unable to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 due to delays in the year end audit process. As a result, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the SEC on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 1, 2020, American Acquisition Insurance Acquisition, Inc. (“American Acquisition”) entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. American Acquisition has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision, and as a result, monthly payments will be deferred until final resolution of the forgiveness application process.

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
History
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
(a)JJR VI, sponsored by JJR Capital, a Toronto based merchant bank;
(b)American Acquisition, a corporation formed under the laws of Delaware as a wholly owned subsidiary of KAI; and
(c)Atlas Acquisition Corp., a Delaware corporation wholly-owned by JJR VI and formed for the purpose of merging with and into American Acquisition.
In connection with the acquisition of American Service and American Country, we streamlined the operations of the insurance subsidiaries to focus on the “light” commercial automobile lines of business. During 2011 and 2012, we disposed of non-core assets and placed into run-off certain non-core lines of business previously written by the insurance subsidiaries. After disposing of these non-core assets and lines of business, our strategic focus became the underwriting of specialty commercial insurance for users of “light” vehicles in the U.S.
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
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas’ initial public offering in the U.S. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March 11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. At that time, Atlas’ shares began trading on the NASDAQ under the symbol “AFH”, which changed to “AFHIF” when Atlas’ shares ceased trading on the NASDAQ and began trading on the OTC Markets system on September 2, 2020. The principal purposes of the initial offering in the U.S. were to create a public market in the U.S. for Atlas’ ordinary voting common shares and thereby enable future access to the public equity markets in the U.S. by Atlas and its shareholders, and to obtain additional capital for general corporate purposes and to repurchase outstanding preferred shares issued in connection with the above described reverse merger.
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
Prior to the strategic transition referenced above, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) and Global Liberty (together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. As previously announced, the ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019. Regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation. The Company’s current strategy focuses on AGMI’s operation as the primary go-foward business. During 2019, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory action which ultimately ended with an order of rehabilitation for the ASI Pool Companies. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated in our reports for the periods ending December 31, 2019 and later. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations in our reports for the periods ending December 31, 2019 and later. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.
Competitive Strengths
Our value proposition is driven by our competitive strengths, which include the following:
Focus on niche commercial insurance business.
We target niche markets that we believe can be better served by our niche expertise, focus and infrastructure as well as the historical data we’ve compiled over more than a decade. While the commercial automobile insurance market has generally faced loss related challenges in recent years, we have endeavored to adapt to changing market needs in advance of our competitors through our strategic commitment, the use of technology, analytics and operating scale. We believe that our current managing agency based strategy will allow us to develop and deliver superior specialty insurance products and services to meet our customers' needs with a focus on innovation and a reduced need to risk the Company’s capital as compared to a traditional insurance carrier.
There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis. Commercial auto rates have continued to increase year-over-year with the U.S. industry reporting more than thirty-eight (38) consecutive quarterly rate increases (source: The Council of Insurance Agents & Brokers’ Commercial Property/Casualty Market Report Q4 2020).
Strong market presence with recognized brands and long-standing distribution relationships.
Atlas and AGMI have focused on building a strong specialty brand based on our innovative strategic focus coupled with our Insurance Subsidiaries’ long heritage as insurers of taxi, livery and para-transit businesses. AGMI serves as the Company’s customer facing brand identity. We believe we have strong brand recognition and long-standing distribution relationships in target markets. Our understanding of the markets we serve remains current through regular interaction with our independent retail agents. We have been pursuing and have established relationships with insurance carrier partners to complement or replace our own carriers and routinely re-evaluate all markets to assess future potential opportunities and risks. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution.
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
Scalable operations.
Significant progress has been made in aligning our organization’s infrastructure cost base to our expected revenue going forward. The core functions of our Insurance Subsidiaries were integrated into a common operating platform. Management of this platform is being led by AGMI. According to data compiled by S&P Global, the total addressable market size for commercial auto in total was approximately $45 billion in direct written premiums in 2020 in the U.S. Historically, Atlas concentrated on public auto which is a smaller subset of that total market (estimated at $2 - $3 billion), and we believe that our infrastructure is well-positioned to scale to support proportionate market share of approximately 20% of that subset. In light of the challenges faced in 2019 coupled with the other events disclosed in this report, we reduced the size of our business volume and staffing during 2020. Commercial automobile insurance is a cyclical business, and our priority will always be to increase or decrease market share based on an expected ability to generate profitable results rather than focusing solely on top line revenue. We plan to evaluate, and where beneficial, deploy, new technologies and analytics to maximize efficiency and scalability. Our goal is to recapture historically profitable business that ceased being written or was lost in 2019 and grow incrementally through our managing agency operations of AGMI. We are also exploring potential opportunities to expand the focus of our operations beyond traditional public auto into incremental subsets of commercial auto where our operational strengths and capabilities can create value.
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
Strategic Focus

Vision
To always be a preferred specialty transportation related insurance business that delivers benefit to all stakeholders by leveraging technology, analytics, expertise, partnerships and capital resources.

Mission
To develop and deliver superior specialty insurance products and services to meet our customers’ needs with a focus on innovation and the effective use of technology and analytics to deliver consistent operating profit for the insurance businesses we own.

We seek to achieve our vision and mission through the design, sophisticated pricing and efficient delivery of specialty insurance products and services. Our understanding of the markets we serve will remain current through interaction with our retail producers. Analysis of the substantial data available through our operating companies will drive product and pricing decisions. We plan to focus on our key strengths and leverage our geographic footprint, products and services only to the extent that these activities support our vision and mission. We plan to target niche markets that are expected to support adequate pricing and will be best able to adapt to changing market needs ahead of our competitors due to our scalable platform, business partnerships and strategic commitment. As a nimble, innovative specialist, we intend to deploy our expertise, analytics and technology to disrupt underserved segments of the commercial auto sector.
Outlook
Through infrastructure re-organization, planned dispositions, and focusing on AGMI as our primary business, we have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce positive income going forward. Global Liberty’s business continues to be focused around New York based accounts, and the operation has been considered discontinued operations since the fourth quarter of 2019. As a result of management no longer having control of the ASI Pool Companies, they have been deconsolidated in our reports for the periods ending December 31, 2019 and later. Commencing in 2019, AGMI began transitioning business to external risk taking partners, and we believe we have aligned the organization’s infrastructure cost base to our expected revenue stream and integrated the core functions of our insurance businesses into a common, best practice based, operating platform. Management believes that, over time, our insurance businesses are well-positioned to capture share in our current target markets and potentially expand into other specialty lines of commercial automobile insurance as a managing agency. Based on steps taken to wind down or sell historically challenged aspects of our business combined with the strategic change focusing on our managing agency business, we believe future results will improve. Through its MGA operation, Atlas actively wrote business in 41 states and the District of Columbia during 2020.
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

As discussed in greater detail in Note 20, Going Concern, there is substantial doubt about whether the Company will have sufficient capital to operate through or beyond April 2022 unless the Company is successful in taking certain mitigating action (see “Part II, Item 8, Note 20”).
We intend to improve profitability by undertaking the following:
Focus on profitable business.
In the past, we have identified and exited segments that are under-performing on our overall book of business. As a managing agent, we remain committed to continuing to make this a high priority with a focus on geographic, line of business level and competitive analysis. This will be important to attract and maintain external risk-taking partners and to optimize revenue and margin for AGMI over time. As the market environment evolves, our objective is to react as quickly as possible to address underperforming segments and focus on more profitable ones.
Maintain strong distribution relationships.
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
We plan to leverage our relationships with existing and new business partners. Our objective is to build a diversified platform with flexibility in terms of both capital support as well as partnership structures and revenue streams. We look for opportunities to leverage the investments we have made in the areas of technology and analytics in pursuit of this objective. As a managing general agency, maintaining contractual relationships with risk-taking partners is necessary in order for AGMI to issue insurance policies. In 2019, we established a relationship with one such carrier for our paratransit business and established another complementary relationship for taxi/livery/limo/TNC business during 2020. We plan to continue to expand on these relationships and pursue incremental partners with whom we can establish complementary product offerings.
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
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global also indicates that in 2020 the total market for commercial automobile liability insurance was approximately $45 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition (“Soft Market”) followed by periods of reduced underwriting capacity and higher premium rates (“Hard Market”). Commercial auto insurance is currently in what has been a prolonged Hard Market with the U.S. insurance industry reporting approximately 38 sequential quarters of rate increases (source: U.S. Counsel of Insurance Agents and Brokers).
In March 2020, the World Health Organization formally declared the novel coronavirus (“COVID-19”) outbreak a pandemic. With social distancing measures that have been implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home-policy for all our employees. We believe our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment and that our technology platforms continue to provide agents with tools and company contacts necessary to quote our products to our markets.
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
The following table reflects, in percentages, the principal geographic distribution of gross commissions earned for the years ended December 31, 2020 and 2019. No other jurisdiction accounted for more than 5%. AGMI maintains state licenses on a nationwide basis, as required by law or regulation.

Distribution of Gross Commissions Earned by Jurisdiction
	2020	2019
California	25.0%	7.6%
New York	21.4%	45.5%
Virginia	14.4%	3.8%
South Carolina	5.2%	1.1%
Agency Relationships
Independent retail agents are recruited by us directly utilizing marketing efforts targeting the specialty niche upon which we focus. Interested agents are evaluated based on their experience, expertise and ethical dealing. Historically, our Company enters into distribution relationships with approximately one out of every ten agents seeking an agency contract. Our independent agent partners enter into contractual relationships with AGMI through which business can be written with risk-taking insurance companies with whom we have entered into underwriting agreements. We do not provide exclusive territories to our independent retail agents, nor do we expect to be their only insurance market. We are generally interested in acting as one of a relatively small number of insurance partners with whom our independent retail agents place business and are also careful to try not to over saturate the distribution channel in any given geographic market. This helps our ability to receive the maximum number of submissions for underwriting evaluation without unnecessary downstream pressure from agents to write business that does not fit our underwriting model.
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
Our competitors generally fall into two categories. The first is made up of large generalist insurers who often sell their products to our niche through intermediaries, such as managing general agents or wholesalers. The second consists primarily of smaller local insurance companies. These smaller companies may focus primarily on one or more of our niche markets. Or, as is typical in the majority of geographic areas where we compete, they have a broader focus, often writing a significant amount of non-standard lines of business. As an innovative technology and analytics enabled managing general agency leveraging the assets, experience and infrastructure developed over many years in our specialized business, we believe AGMI can offer a comparative advantage relative to both of these categories of competitors.

Regulation
We are subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. Insurance companies can also be subject to so-called “desk drawer rules” of state insurance regulators, which are regulatory rules or best practices that have not been codified or formally adopted through regulatory proceedings. In general, such regulation is intended for the protection of those who purchase or use insurance products, not our security holders. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve estimation and underwriting standards.
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
As outlined in the Item 1, Business - “Overview”, the ASI Pool Companies were put into rehabilitation during 2019 and in 2020 were placed into liquidation by the Illinois Department of Insurance. As such, while Atlas retains the final equity claim against the consolidated estate of these companies’, Atlas no longer has control over these entities. The timing of the liquidation of the ASI Pool Companies remaining claims and other liabilities is uncertain and there can be no assurances that there will be s)residual value remaining upon the completion of the liquidation (See 2020 Developments).
Global Liberty is under an ongoing examination from the New York Department of Financial Services. Global Liberty provided a confidential Financial Recovery Plan to the New York insurance regulators with the objective of continuing to support policyholders. Global Liberty’s ability to continue to operate is subject to regulatory review and approval based on filed statutory financial results as of December 31, 2020, which reflect negative statutory surplus. There can be no assurances that regulatory approval will be received. Should regulatory approval not be received, or if operating results fall short of expectations, actions could include increased regulatory oversight and/or restrictions, or placing Global Liberty into a form or statutory receivership.
It is difficult to predict what specific measures will be adopted or what effect any such measures would have on our business.
Employees
As of December 31, 2020, we had 92 full-time employees working within three main departments: 1) Underwriting, 2) Claims, and 3) Corporate and Other. The Corporate and Other category includes executive, information technology, finance, facilities management and human resources. As noted in other areas of this document, staffing reductions were implemented following COVID-19 in 2020 (see Item 1A, Risk Factors). Staffing is currently aligned consistent with our strategic commitment to a managing general agency model while continuing to utilize performance and productivity metrics developed over a number of years. We are committed to maintaining the appropriate level of staffing to deliver a strong value proposition to our business partners and customers while endeavoring to optimize EBITDA from AGMI.

In light of the impact of COVID-19 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives in 2020, including reduction in employee headcount which is reflected in the employee counts above and will be reflected in subsequent financial statements.
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
Risks Relating to Recent Regulatory Developments
As previously disclosed, during 2019, the ASI Pool Companies were subject to an agreed order of rehabilitation with the Illinois insurance regulator following discussions of reserve levels and placed in liquidation during 2020. During the fourth quarter of 2019, Global Liberty was classified as discontinued operations. Therefore, the future performance and financial results of the Company are reliant on the results of AGMI and other strategic initiatives. The Company’s objective continues to be working with insurance regulators to achieve the best outcome for all stakeholders in connection with the residual value of the ASI Pool Companies; however, the value of the stock of these subsidiaries to the Company is uncertain and may be zero. In addition, the Company agreed that should it choose to sell its MGA operations, 49% of the proceeds from any future sale of AGMI would be provided to the estates of the ASI Pool Companies. While the Company maintains the final claim against the estate as 100% indirect shareholder, there can be no assurance that any portion of the proceeds allocated to the ASI Pool Companies or their estate(s) would be available for distribution to the Company.
Global Liberty is under an ongoing examination from the New York Department of Financial Services. Global Liberty provided a confidential Financial Recovery Plan to the New York insurance regulators with the objective of continuing to support policyholders. Global Liberty’s ability to continue to operate is subject to regulatory review and approval based on filed statutory financial results as of December 31, 2020, which reflect negative statutory surplus. There can be no assurances that regulatory approval will be received. Should regulatory approval not be received, or if operating results fall short of expectations, actions could include increased regulatory oversight and/or restrictions, or placing Global Liberty into a form or statutory receivership.
It is difficult to predict what specific measures will be adopted or what effect any such measures would have on our business.
Risks Relating to our Financial Condition
Risks Relating to Our Ability to Meet Our Future Financial Obligations.
Due to a number of factors, including, among others, the continued impact of the COVID-19 pandemic, recurring operating losses, and the Company’s working capital limitations, there is substantial doubt about the Company’s ability to continue as a going concern through or beyond April 2022. While the Company is developing plans to address the capital requirements, there can be no assurance that such plans will be successful. If such plans are unsuccessful, the Company may be forced to substantially curtail or cease operations, which would have a material adverse effect on our business and results of operations. (see “Part II, Item 8, Note 20”)
An economic downturn, as well as unstable economic conditions in the states in which we operate, could adversely affect our results of operations and financial condition.
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
Global Liberty’s portfolio is managed by an SEC registered investment adviser specializing in the management of insurance company portfolios. We and our investment manager consider these issues in connection with current asset allocation decisions with the object of avoiding them going forward. However, depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on the results of operations and financial condition. There can be no assurance that the market outlook will improve in the near future. We previously experienced and could experience again a reduction in capital in certain of our Insurance Subsidiaries below levels required by the regulators in the jurisdictions in which we operate.
Risks Relating to our Business Generally
Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
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
Our Memorandum of Association, Articles of Association and Code of Regulations and the corporate laws and the insurance laws of various states contain provisions that could impede an attempt to replace or remove management or directors or prevent the sale of the Insurance Subsidiaries that shareholders might consider to be in their best interests. These provisions include, among others:
•requiring a vote of holders of 5% of the ordinary voting common shares to call a special meeting of shareholders;
•requiring a two-thirds vote to amend the Articles of Association;
•requiring the affirmative vote of a majority of the voting power of shares represented at a special meeting of shareholders; and
•statutory requirements prohibiting a merger, consolidation, combination or majority share acquisition between Insurance Subsidiaries and an interested shareholder or an affiliate of an interested shareholder without regulatory approval.
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
The recent outbreak of coronavirus (“COVID-19”), which has been identified as a “pandemic”, has resulted in decreased economic activity and ongoing health concerns, which have adversely affected the broader global economy. Federal, State and local governments have taken a variety of actions in efforts to lessen the effects of the pandemic on individuals. Federal and global actions designed to reduce the adverse impact on the U.S. and European economies have been taken and others may be forthcoming. At this time, the extent to which COVID-19 and resulting consequences may impact our business and results of operations, and the duration of such impact, is uncertain. However, health emergencies such as COVID-19 or related significant public health and safety events, such as quarantine measures, travel restrictions, and the potential impact on our business partners and customers could have a material adverse effect on our business and delay the implementation of our business strategy. As noted earlier in this report, our customers’ business activity has been reduced significantly which has a negative effect on our revenue and business opportunity. Civil unrest, whether related or unrelated to COVID-19, could also have an adverse impact on our customers, business partners, or our own business.
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
As a holding company that owns insurance businesses domiciled in the U.S., we and our subsidiaries are subject to comprehensive laws, regulations and rules. These laws, regulations and rules generally delegate regulatory, supervisory and administrative powers to state insurance regulators. Insurance regulations are generally designed to protect policyholders rather than security holders, and are related to matters, including, but not limited to:
•rate setting;
•regulatory capital ratios and solvency requirements;
•restrictions on the amount, type, nature, quality and quantity of securities and other investments in which insurers may invest;
•the maintenance of adequate reserves for unearned premiums and unpaid, and incurred but not reported, claims;
•restrictions on the types of terms that can be included in insurance policies;
•standards for accounting;

•marketing practices;
•claims settlement practices;
•the examination of insurance companies by regulatory authorities, including periodic financial and market conduct examinations;
•requirements to comply with medical privacy laws as a result of our administration of Gateway’s run-off and American Country’s transportation workers’ compensation business;
•underwriting requirements related to Global Liberty’s run-off property insurance program;
•the licensing of insurers and their agents;
•limitations on dividends and transactions with affiliates;
•approval of certain reinsurance transactions;
•insolvency proceedings;
•ability to enter and exit certain insurance markets, cancel policies or non-renew policies; and
•data privacy.
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
State insurance departments conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws, regulations and rules and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of laws, regulations and rules. Changes in the level of regulation of the insurance industry or changes in laws, regulations and rules themselves or interpretations thereof by regulatory authorities could have a material adverse effect on our operations. Insurance regulators also have the power to place our Insurance Subsidiaries into various forms of statutory receivership in certain circumstances (see “Risks Relating to Recent Regulatory Developments”).
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
We may, from time to time, be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:
•disputes over coverage or claims adjudication, including claims alleging that we or our subsidiaries have acted in bad faith in the administration of claims by our policyholders;
•disputes regarding sales practices, disclosure, policy issuance and cancellation, premium refunds, licensing, regulatory compliance, setting of appropriate reserves and compensation arrangements;
•limitations on the conduct of our business;
•disputes with our agents, producers or network providers over compensation or the termination of our contracts with such agents, producers or network providers, including any alleged claim that they may make against us in connection with a dispute whether in the scope of their agreements or otherwise;
•disputes with taxing authorities regarding tax liabilities; and
•disputes relating to certain businesses acquired or disposed of by us.
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
Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended (“IRC”), the reverse merger agreement relating to the reverse merger transaction described below provides that the parties intend to treat the Company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If the Company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both the Company and the recipients and holders of stock in the Company, including that dividend distributions from our subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards (“NOLs”) that could have otherwise been utilized.
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
The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous equity issuances, which have included the issuance of various classes of convertible securities and warrants, uncertainty existed as to whether we may have undergone an ownership change in the past or as a result of our 2013 U.S. public offering. Based upon management’s assessment, it was determined that at the date of the U.S. public offering there was not an “ownership change” as defined by Section 382. However, on July 22, 2013, as a result of shareholder activity, a “triggering event” as determined under IRC Section 382 was reached. Another triggering event occurred during 2019 due to shareholder activity. As a result, under IRC Section 382, the use of the Company’s NOLs and other carryforwards generated prior to the “triggering events” will be limited as a result of each “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders of the Company’s shares.
NOLs and other carryforwards generated in 2018 through 2020 could be limited by IRC Section 382.
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
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to the impact of the adoption of and accounting under Topic 606. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Further, as additional guidance relating to the Tax Act is released, our estimates related to the Tax Act may change. Additionally, changes in accounting standards (see Note 2 to our 2020 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.
Risks Relating to our Investments, Debt and Common Stock
Market fluctuations, changes in interest rates or a need to generate liquidity could have significant and negative effects on our investment portfolio. We may not be able to realize our investment objectives, which could significantly reduce our net income.
Especially in our Insurance Subsidiaries, we depend on income from our securities portfolio for a portion of our earnings. Investment returns are an important part of our overall profitability. A significant decline in investment yields in the securities portfolio or an impairment of securities owned could have a material adverse effect on our business, results of operations and financial condition. To the extent applicable based on our strategic focus and business operations, we currently maintain and intend to maintain a securities portfolio comprised primarily of investment grade fixed income securities. Despite the Company’s best efforts, we cannot predict which industry sectors or specific investments in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact profitability, financial condition or cash flows. If we are forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would realize investment losses on those securities when that determination was made. We could also experience a loss of principal in fixed and non-fixed income investments. In addition, certain of our investments, including our investments in limited partnerships owning income producing properties, are illiquid and difficult to value.
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
As of December 31, 2020, we had total debt outstanding of approximately $36.1 million. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. If Atlas incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, Atlas’ ability to pay its obligations on its senior unsecured notes (“Senior Unsecured Notes”) could be adversely affected. Although the Senior Unsecured Notes are “senior notes,” they would be subordinate to any senior secured indebtedness the Company may incur and structurally subordinate to all liabilities of Atlas’ subsidiaries, which increases the risk that Atlas will be unable to meet its obligations on the Senior Unsecured Notes when they mature. Atlas’ ability to pay interest on the Senior Unsecured Notes as it comes due and the principal of the Senior Unsecured Notes at their maturity may be limited by regulatory constraints, including, without limitation, state insurance laws that limit the ability of Atlas’ insurance company subsidiaries to pay dividends. Especially in the context of rehabilitation and subsequent liquidation of the ASI Pool Companies, our Insurance Subsidiaries are restricted from distributing capital to the holding company, which could impact the ability to pay debt obligations in the future.
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
As previously disclosed, the Company’s common shares were delisted from NASDAQ on November 6, 2020 and consequently ceased to be registered under Section 12(b).
Delisting will likely have a material adverse effect on us by, among other things, reducing:
•The liquidity of our common stock;
•The market price of our common stock;
•The number of institutional and other investors that will consider investing in our common stock;
•The number of market makers in our common stock;
•The availability of information concerning the trading prices and volume of our common stock;
•The number of broker-dealers willing to execute trades in shares of our common stock;
•Our ability to access the public markets to raise debt or equity capital;
•Our ability to use our equity as consideration in any merger transaction; and
•The effectiveness of equity-based compensation plans for our employees used to attract and retain individuals important to our operations.
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may adversely affect the market price of our common stock. These risks could be exacerbated by the decline in our stock price in recent years.
Stockholder class action lawsuits may be instituted against us following a period of volatility in our stock price. Any such litigation could result in substantial cost and a diversion of management’s attention and resources. At this time this report was filed, the Company’s common shares were listed on the OTC Markets system.

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
Our securities are held by a relatively small number of shareholders. Future sales of substantial amounts of our shares in the public market, or the perception that these sales could occur, may adversely impact the market price of our shares, and our shares could be difficult to liquidate. At this time this report was filed, the Company’s common shares were listed on the OTC Markets system, which reduces liquidity.
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

Risks primarily related to our Insurance Subsidiaries
As noted in Item 1, Business, three of the Insurance Subsidiaries have been deconsolidated in this report in connection with being placed into rehabilitation, and the fourth Insurance Subsidiary is classified as discontinued operations (see “We are subject to comprehensive regulation and our results may be unfavorably impacted by these regulations”).
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
The value of our Insurance Subsidiaries or their estates in liquidation depends upon the ability to cover liabilities with the assets of the estate. Prior to the ASI Pool Companies being put into rehabilitation in 2019, we historically established reserves to cover our estimated liability for the payment of claims and expenses related to the administration of claims incurred on the insurance policies we wrote. Establishing an appropriate level of reserves is an inherently uncertain process. Our provisions for unpaid claims and claims adjustment expenses do not represent an exact calculation of actual liability, but are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of known and unknown claims. The process for establishing the provision for unpaid claims and claims adjustment expenses reflects the uncertainties and significant judgmental factors inherent in estimating future results of both known and unknown claims, and as such, the process is inherently complex and imprecise. We utilized third party actuarial firms to assist us in estimating the provision for unpaid claims and claims adjustment expenses. These estimates were based upon various factors, including:
•actuarial and statistical projections of the cost of settlement and administration of claims, reflecting facts and circumstances then known;
•historical claims information;
•assessments of currently available data;
•estimates of future trends in claims severity and frequency;
•judicial theories of liability;
•economic factors, such as inflation;
•estimates and assumptions regarding judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and
•the level of insurance fraud.
Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable development in any of these factors could cause the level of reserves to be inadequate. The following factors may have a substantial impact on future claims incurred:
•the amounts of claims payments;
•the expenses that the Insurance Subsidiaries incur in resolving claims;
•legislative and judicial developments; and
•changes in economic conditions, including inflation.
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
Atlas’ Insurance Subsidiaries are subject to minimum capital and surplus requirements imposed under laws of the states in which the companies are domiciled as well as in the states where we conduct business. Any failure by one of our Insurance Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law may subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Subsidiaries, which we may not be able to do. As discussed above, the ASI Pool Companies were placed into rehabilitation during 2019, and in 2020 were placed into liquidation. As indicated elsewhere in this report, certain of the ASI Pool Companies’ state license were restricted, suspended, or revoked before and after the were placed into rehabilitation. See Item 1, Business for certain developments with respect to the Insurance Subsidiaries.
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
Under a fronting reinsurance arrangement, we generally enter into a 100% quota share reinsurance agreement whereby we assume from the ceding reinsurer substantially all of its gross liability under the policies issued by them and on behalf of us. We are generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to the ceding reinsurer, the commission paid to the general agent and premium taxes on the policies. We assume and are liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements. The ceding insurance company may require us to post substantial collateral to secure the reinsured risks. Certain trust accounts for the benefit of the ceding insurance company and other unaffiliated third parties have been established with collateral on deposit under the terms and conditions of the relevant trust agreements. The value of collateral could fall below the levels required under these agreements, putting the subsidiary or subsidiaries in breach of the agreement. Effective October 1, 2019, the arrangement relating to the ASI Pool Companies began the non-renewal process and is in run-off.
Because our subsidiaries provide commercial automobile insurance, conditions in that industry could adversely affect their business.
The majority of the gross premiums written by our subsidiaries are generated from commercial automobile insurance policies. Adverse developments in the market for commercial automobile insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The Insurance Subsidiaries’ and AGMI’s commercial automobile insurance business may also be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact profitability. Legacy business previously written by us also included private passenger auto, surety and other P&C insurance business. Adverse developments relative to previously written or current business could have a negative impact on our results.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. The Company-owned facility consists of one three-story office building with approximately 110,000 square feet. An unaffiliated tenant currently leases one floor of the building. In light of increased remote work in the current environment, we believe the Schaumburg office has enough space to support the growth and expansion of our business.
We also lease four additional office spaces to support regional underwriting, claims, and corporate and other operations. The St. Louis, Missouri lease is 4,375 square feet of office space and effective through June 2021. The Manhattan, New York lease is 1,796 square feet of office space was effective through February 2020 at which point it was not renewed. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through March 2022. The Scottsdale, Arizona lease of 2,107 square feet of office space was effective through November 2020, which we did not renew upon expiration.
All of the Company’s working environments, including the potential continued utilization of remote activities, will be evaluated over time with the objective of optimizing efficiency, safety, and Atlas’ ability to achieve strategic and business objectives.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 31, 2021, there were approximately 2,336 shareholders of record of our ordinary voting common shares. Our ordinary voting common shares trade on the OTC Markets system (“AFHIF”) and were previously listed on the NASDAQ under the symbol “AFH” from February 12, 2013 through September 2, 2020 and on the Toronto Stock Exchange - Venture (“TSXV”) under the ”AFH” symbol beginning January 6, 2011 (see Part II, Item 7, 2020 Developments). On June 5, 2013, the Company delisted from the TSXV. As of April 8, 2021, there were 12,047,334 ordinary voting common shares and no restricted voting common shares outstanding. It should be noted that any OTC Market system quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions.
The Company previously had a Share Repurchase Program that expired in March 2018, and the Company does not currently have a share repurchase program.
Due to insurance regulations there are restrictions on our Insurance Subsidiaries that limited the Company’s ability to pay dividends. We did not pay any dividends to our common shareholders during 2019, 2020 or to-date in 2021, and we have no current plans to pay dividends to our common shareholders. See ‘Part II, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources’ for further discussion of regulatory dividend restrictions.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)[2]	Weighted average exercise price of outstanding options, warrants and rights (b)[3]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4]
Equity compensation plans approved by security holders[1]	181,500	—	1,018,159
1The Company has no equity compensation plans that were not approved by its security holders.
2Summation of 181,500 shares outstanding under the March 6, 2014 and the March 12, 2015 equity compensation plans.
3Average price not computed due to currency differences.
4Equal to the remainder allowable according to the 2013 Equity Incentive Plan as of December 31, 2020 (10% of issued and outstanding ordinary voting common shares).
Purchases of Equity Securities
No unregistered securities were sold during 2020. No repurchases of equity securities were made during the three month period ended December 31, 2020.
Item 6. Selected Financial Data
Not applicable.

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
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, AGMI, our objective is recapturing business and maintaining we have historically written in the taxi, livery/limo, paratransit and transportation network company (“TNC”) sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. We believe that the specialized infrastructure and technology platforms we’ve developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, we believe our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.
The sector on which we traditionally focused was comprised of taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time TNC drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. AGMI distributes our products through a network of independent retail agents, and actively wrote insurance in 41 states and the District of Columbia during 2020. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Industry Trends
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability challenges. Data compiled by S&P Global indicates that in 2020 the total market for commercial automobile liability insurance was approximately $45 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition (“Soft Market”) followed by periods of reduced underwriting capacity and higher premium rates (“Hard Market”). As of the filing of this report, commercial auto insurance has been in a prolonged Hard Market with approximately 38 consecutive quarters of rate increases (source: U.S. Counsel of Insurance Agents and Brokers).
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
Factors Affecting Our Results of Operations
We generate commission revenue by selling policies in the commercial auto markets on behalf of our insurance carrier partners, which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents whom we believe are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents, comprised of both existing core agents and the number of new agents that we contract to sell new policies. In our traditional target markets, we view agents as a valuable component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to maintain agent productivity.
The amount of revenue we expect to recognize is based on multiple factors, including our commission rates with our insurance carrier partners and the market demand for the types of products we offer. The higher our hit ratios on new policies and the higher the our retention ratios, the more revenue we expect to generate. Additionally, we may earn certain volume-based compensation from some unrelated risk taking partners, which can include a renewal rights component. Our goal is to maximize policyholder lifetime value by optimizing efficiency and scale, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience by endeavoring to support our distribution channel effectively and provide insurance solutions that meet the specific needs of our customers.
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
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019 and 2020, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. See '’2020 Developments"” below for certain developments with respect to the Company and the Insurance Subsidiaries. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from this report and in reports since October 1, 2019. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as discontinued operations since October 1, 2019. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward.

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
COVID-19 has dramatically reduced the addressable market. At the time of filing, it is difficult to estimate the near and longer-term impact on market size and potential revenue, and the impact of COVID-19 on our customers appears to have resulted in a reduction of trips and vehicles in operation in the range of approximately 52% to as much as 88% as compared to the end of 2019. This directly impacts our revenue and the ability to generate new business.
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
On May 8, 2020, American Acquisition and the Director (as defined below) as statutory rehabilitator of Gateway signed a stock purchase agreement with Buckle Corp. (“Buckle”), a technology-driven financial services company, to purchase the stock of Gateway and Gateway’s corporate charter and state licenses from its statutory rehabilitator in a collaborative transaction as an important next step in Atlas’ strategic plan. Buckle’s core business focuses on part-time TNC drivers and is complementary to Atlas’ focus on full-time drivers in the livery, paratransit, taxi and TNC segments.
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

II. Application of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:
•Revenue recognition
•Fair value of financial assets;
•Impairment of financial assets;
•Deferred policy acquisition costs;
•Valuation of deferred tax assets.
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
Atlas’ fixed income portfolio is managed by a Securities and Exchange Commission (“SEC”) registered investment adviser specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment adviser has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place and market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2020, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
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
For equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts’ reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of the market value decline. If an OTTI is identified, the equity security is adjusted to fair value through a charge to earnings (see ‘Part II, Item 8, Note 6, Investments’ in the Notes to Consolidated Financial Statements).
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
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the DTAs. Atlas performs an assessment of recoverability of its DTAs on a quarterly basis. If, based on the weight of available evidence, it is more likely than not the DTAs will not be realized, a valuation allowance is recognized in income in the period that such determination is made. Atlas has recorded a valuation allowance of $33.4 million and $32.5 million for its gross future deferred tax assets as of December 31, 2020 and 2019, respectively.
III. Operating Results
Highlights
•Due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, the fourth quarter 2019 and go forward continuing operating results do not and will not include insurance company financial impacts other than those related to discontinued operations and will solely consist of the results of Atlas, including AGMI. All references and comparisons to 2019 throughout this document reflect this impact.
•Gross commission income was $5.2 million in 2020, a decrease of 30.3% from $7.5 million in 2019.
•Total revenue was $9.5 million in 2020 compared to $120.6 million in 2019. 2019 included $110.2 million of net earned premiums related to the deconsolidated entities of the ASI Pool Companies.
•Underwriting loss was $15.9 million in 2020 compared to an underwriting loss of $9.0 million in 2019.
•Net loss from continuing operations was $13.0 million, or $1.08 loss per common share diluted, in 2020 compared to a net loss from continuing operations of $13.0 million (including a $4.4 million of loss on deconsolidation of the ASI Pool Companies), or $1.09 loss per common share diluted, in 2019, representing an increase in earnings per common share diluted of $0.01.
•Net income from discontinued operations was $238,000, or $0.02 earnings per common share diluted in 2020 compared to a net loss from discontinued operations of $7.4 million, or $0.62 loss per common share diluted, in 2019, representing an increase in earnings per common share diluted of $0.64.
•Including the change in accounting treatment in the fourth quarter of 2019, book value per common share decreased $1.05 to $(1.76) as of December 31, 2020 from $(0.71) as of December 31, 2019.

Consolidated Performance
($ in ‘000s, except per share data)	Year ended December 31,
	2020	2019
Gross premiums written	$—	$160,684
Net premiums earned	—	110,241
Commission income	5,195	7,458
Net claims incurred	—	80,767
Underwriting expense:
Acquisition costs	2,934	11,825
DPAC amortization	—	1,498
Other underwriting expenses	18,133	32,651
Total underwriting expenses	21,067	45,974
Underwriting loss	(15,872)	(9,042)
Net investment income	—	1,902
Intangible asset impairment loss	—	(740)
Loss from operating activities, before income taxes	(15,872)	(7,880)
Interest expense, net	(1,931)	(1,466)
Loss from change in fair value of equity securities	—	(277)
Realized gains and other income	4,351	1,274
Loss on disposal of subsidiaries	—	(4,427)
Net loss before income taxes	(13,452)	(12,776)
Income tax (benefit) expense	(484)	223
Income (loss) from discontinued operations, net of tax	238	(7,427)
Net loss	$(12,730)	$(20,426)

Key Financial Ratios
Loss per common share diluted	$(1.08)	$(1.09)
Book value per common share	$(1.76)	$(0.71)

Revenues
Historically, our revenues were derived primarily from premiums from our insurance policies and income from our investment portfolio. As a larger percentage of our premium is written by AGMI with unrelated strategic risk-taking partners, commission and fee income is expected to represent the majority of the Company’s revenue going forward. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies we own and with whom we partner. The Company’s philosophy is to prioritize improvement in profit margin over top line growth. As with all P&C insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as these policies are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
We approach investment and capital management with the intention of supporting our MGA operations by providing a stable source of income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy, and the Board of Directors reviews the portfolio performance at least quarterly for compliance with the established guidelines. The Investment Committee of the Board of Directors provides interim guidance and analysis with respect to asset allocation, as deemed appropriate.
Expenses
Historically, net claims incurred expenses were a function of the amount and type of insurance contracts we wrote and of the claims experience of the underlying risks underwritten by the insurance companies we own and owned. We recorded net claims incurred based on an actuarial analysis of the estimated claims we expected to be reported on contracts that were written. Our objective had been to establish case reserves at our Insurance Subsidiaries at the maximum probable exposure, based on our historical claims experience and, beginning in 2016, the use of claim related analytics. The amount reported under net claims incurred in any period included payments in the period net of the change in the value of the reserves for net claims incurred between the beginning and the end of the period, as well as estimation of potential future trends or changes. While the Company had always relied on independent actuarial professionals and internal controls in this regard, the estimation of reserves is inherently uncertain. As a result of the ASI Pool Companies being placed in rehabilitation by the Illinois Department of Insurance, management of the Company no longer has the authority to establish reserves for these entities. The strategic shift undertaken by the Company coupled with regulatory actions related to the ASI Pool Companies had a major effect on our business. Expenses related to the deconsolidated entities no longer have an impact on our operating results beginning on October 1, 2019. Also, since October 1, 2019, Global Liberty has been classified as a discontinued operation and its expenses are considered as such.
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
Gross Premiums Written

Gross Premiums Written by Line of Business
($ in ‘000s)	Year ended December 31,		% Change
	2020	2019	2020 vs. 2019
Commercial automobile	$—	$138,034	(100.0)%
Other	—	22,650	(100.0)
Total	$—	$160,684	(100.0)%

Gross premiums written decreased 100% in 2020 compared to 2019. The decrease is related to the deconsolidation of the ASI Pool Companies. See “Part II, Item 7, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries.

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
Ceded premiums written decreased 100.0% to $0 in 2020 compared to $72.9 million in 2019, respectively, due to the deconsolidation of the ASI Pool Companies and classification of Global Liberty as a discontinued operation.
During 2019, the Company received notice from Gen Re that effective July 31, 2019, the XOL reinsurance coverage for the ASI Pool Companies would terminate on a cut-off basis. Additionally, effective September 30, 2019, the ASI Pool Companies’ Quota Share contract with Swiss Re was terminated on a run-off basis. During 2020, the Company received notice from Gen Re that effective January 1, 2020, the XOL reinsurance coverage for Global Liberty terminated on a run-off basis. See “Part II, Item 7, 2020 Developments” for certain developments with respect to the Company and the Insurance Subsidiaries.
Net Premiums Written
Net premiums written is equal to gross premiums written less the ceded premiums written under the terms of Atlas’ in-force reinsurance treaties. Net premiums written decreased 100.0%, or $87.8 million from 2019. The change is due to the deconsolidation of the ASI Pool Companies.
Net Premiums Earned
Premiums are earned ratably over the term of the underlying policy. Net premiums earned decreased 100.0%, or $110.2 million from 2019. The change is due to the deconsolidation of the ASI Pool Companies.
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

Commission income relating to the business processed by AGMI decreased by $2.3 million, or 30.3%, from $7.5 million in 2019 to $5.2 million in 2020. The decrease is related to the decrease of written premiums for policies that were part of the ASI Pool Companies that AGMI earned commission income during 2019.
Net Claims Incurred
The loss ratio relating to the net claims incurred was 73.3% in 2019. The loss ratio decreasing to 0% in 2020 was the result of the deconsolidation of the ASI Pool Companies.
Acquisition Costs
Acquisition costs of $2.9 million in 2020 represent commissions paid to retail agents who sell insurance policies. Acquisition costs of $11.8 million in 2019 represented commissions and taxes incurred on net premiums earned offset by ceding commission on business reinsured. The decrease in acquisition costs resulted from the deconsolidation of the ASI Pool Companies.
Deferred Policy Acquisition Costs (DPAC)
Our assessment of the historic DPAC definition, methodology and computation that was utilized when the organization was insurance company focused is no longer relevant based upon the new strategic direction to a managing general agency. Historically, the Company computed DPAC based on its costs to obtain insurance policy quotes (the prior definition of the “contract”). This computation deferred a percentage of underwriting expenses based upon the activities of certain underwriting departments that supported the new and renewal business activities and the actual amount of bound and issued policies as a percentage of quote/submission activities. Due to the strategic shift that occurred in 2019, the Company determined that the historic DPAC asset of $1.2 million was impaired as of October 1, 2019 and written down to zero.
Other Underwriting Expenses
Other underwriting expenses including share based compensation and amortization of intangible assets decreased $14.5 million to $18.1 million in 2020 compared to $32.7 million in 2019. The $14.5 million decrease related to the deconsolidation of the ASI Pool Companies’ expenses of $20.5 million offset by an increase of $6.0 million mainly related to increases in severance costs, salaries and benefits, corporate insurance, and depreciation and amortization of business systems and software offset by decreases in banking charges and professional fees.
The Company’s expense structure is expected to continue to be modified to reflect the change from its historic insurance company structure to its continuing operation primarily as a managing general agency.
Net Investment Income
Net investment income is primarily comprised of interest income, dividend income, and income from other invested assets which were held by our Insurance Subsidiaries, net of investment expenses, which are comprised of investment management fees, custodial fees and allocated salaries. Net investment income, net of investment expenses, decreased by 100.0% to $0 in 2020 compared to $1.9 million in 2019. Equity method investments and collateral loans generated investment income of $0 in 2020 and investment losses of $793,000 in 2019, respectively. The decreases from 2020 to 2019 were a result of the deconsolidation of the ASI Pool Companies.
Intangible Asset Impairment Loss
In 2019, the Company fully impaired intangible assets not subject to amortization in the amount of $740,000 relating to the Gateway acquisition. There were no intangible assets impaired during 2020.
Interest Expense, Net
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $1.9 million for each of the years ended 2020 and 2019, respectively. On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense in 2020 and 2019 totaled $364,000 and $97,000, respectively. Prior to October 1, 2019, the interest expense payments related to the mortgage had been eliminated in consolidation. On May 1, 2020, American Acquisition entered into a PPP Loan pursuant to the CARES Act that bears interest at a rate of 1.0% per annum. Interest expense related to the PPP Loan for 2020 totaled $31,000.
American Acquisition entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes for 2020 totaled $308,000. Prior to October 1, 2019, the interest income related to the Surplus Notes had been eliminated in consolidation.

Loss from Change in Fair Value of Equity Securities
Beginning January 1, 2018, Atlas adopted Accounting Standards Update 2016-01, which requires changes in the unrealized market value of equities held at fair value to be recorded through net income. In 2020 and 2019, Atlas recorded losses of $0 and $277,000, respectively, through net income related to the changes in the unrealized amounts on equities held at fair value. The decrease from 2020 to 2019 was a result of the deconsolidation of the ASI Pool Companies.
Net Realized Investment Gains (Losses)
Net realized investment gains is comprised of the gains and losses from the sales of investments and property and equipment. Net realized investment returns decreased 100.4% to a net loss of $(3,000) in 2020 from a net gain of $821,000 in 2019, due to gains from the sales of fixed income and equity securities that occurred during 2019.
Other Income
Atlas recorded other income of $4.4 million and $453,000 in 2020 and 2019, respectively. The increase related primarily to the Company receiving $2.9 million related to a sale of renewal rights on the paratransit program book of business.
Loss before Income Taxes
Atlas generated pre-tax loss from continuing operations of $13.5 million and $12.8 million for each of the years ended in 2020 and 2019, respectively. The causes of these changes in pre-tax losses are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned, ’Commission Income’, ‘Net Claims Incurred,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Net Investment Income,’ ‘Intangible Asset Impairment Loss,’ ‘Interest Expense, Net,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains (Losses)’ and ‘Other Income’ sections above.
Income Taxes
Atlas recorded income tax (benefit) expense of $(484,000) and $223,000 in 2020 and 2019, respectively.

Tax Rate Reconciliation
($ in ‘000s)	Year ended December 31,
	2020		2019
Provision for taxes at U.S. statutory marginal income tax rate	$(2,825)	21.0%	$(2,683)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	1,744	(13)	2,779	(21.8)
Nondeductible expenses	(3)	—	28	(0.2)
Tax-exempt income	—	—	(3)	—
State tax (net of federal benefit)	(3)	—	71	(0.6)
Stock compensation	630	(4.7)	31	(0.2)
Nondeductible acquisition accounting adjustment	(42)	0.3	—	—
Other	15	(0.1)	—	—
Provision for income taxes for continuing operations	$(484)	3.5%	$223	(1.8)%

During 2013 and 2019, due to shareholder activity, “triggering events” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the Net Operating Losses (“NOL’s) that will expire unused as a result of the yearly limitation.

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
Net Loss and Loss per Common Share
Atlas had net loss of $12.7 million and $20.4 million in 2020 and 2019, respectively. Loss per common share diluted was $1.08 and $1.09 in 2020 and 2019, respectively.

Potential Dilutive Common Shares
	Year ended December 31,
	2020	2019
Basic weighted average common shares outstanding	11,957,268	11,954,494
Dilutive potential ordinary shares:
Dilutive stock options	—	—
Diluted weighted average common shares outstanding	11,957,268	11,954,494

The effects of convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. In 2020 and 2019, all exercisable stock options were deemed to be anti-dilutive.

IV. Financial Condition

The following presentation and analysis reflects the deconsolidation of the ASI Pool Companies as of October 1, 2019 and Global Liberty being classified as discontinued operations.

Consolidated Statements of Financial Condition
($ in ‘000s, except for share and per share data)	December 31,
	2020	2019
Assets
Cash and cash equivalents	$5,238	$9,025
Restricted cash	5,287	7,122
Premiums receivable (net of allowance of $800 and $800, respectively)	13,442	38,607
Intangible assets, net	2,235	2,625
Property and equipment, net	18,815	21,793
Right-of-use asset	888	1,592
Notes receivable	18,017	17,709
Other assets	1,895	1,086
Assets held for sale	53,885	51,302
Total assets	$119,702	$150,861

Liabilities
Premiums payable	$19,416	$43,988
Lease liability	1,091	1,993
Due to deconsolidated affiliates	19,170	11,172
Notes payable, net	36,168	32,100
Other liabilities and accrued expenses	4,342	7,302
Liabilities held for sale	60,407	62,767
Total liabilities	$140,594	$159,322

Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2020 - 12,248,798 and December 31, 2019 - 12,198,319; shares outstanding: December 31, 2020 - 11,993,293 and December 31, 2019 - 11,942,812	$37	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2020 and December 31, 2019 - 0	—	—
Additional paid-in capital	81,840	81,548
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at each of December 31, 2020 and December 31, 2019	(3,000)	(3,000)
Retained deficit	(100,199)	(87,469)
Accumulated other comprehensive income, net of tax	430	424
Total shareholders' deficit	$(20,892)	$(8,461)
Total liabilities and shareholders' deficit	$119,702	$150,861

Deferred Tax Assets

Components of Deferred Tax
($ in ‘000s)	As of December 31,
	2020	2019
Gross deferred tax assets:
Losses carried forward	$16,408	$10,264
Claims liabilities and unearned premium reserves	496	554
Investment in affiliates	23,870	24,450
Bad debts	168	168
Stock compensation	279	873
Other	203	81
Valuation allowance	(33,420)	(32,522)
Total gross deferred tax assets	8,004	3,868

Gross deferred tax liabilities:
Deferred policy acquisition costs	134	112
Investments	122	116
Fixed assets	1,344	2,099
Intangible assets	469	551
Other	5,935	990
Total gross deferred tax liabilities	8,004	3,868
Net deferred tax assets	$—	$—

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years, Atlas has established a valuation allowance of $33.4 million and $32.5 million for its gross future deferred tax assets as of December 31, 2020 and 2019, respectively.
The Company had a change in control for Federal income tax purposes in 2019. As a result, the Company’s net operating losses are subject to a yearly limitation by the Internal Revenue Code.

Net Operating Loss Carryforward as of December 31, 2020 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	4,973
2019	Indefinite	6,306
2020	2040	31,300
2020	Indefinite	4,686
Total		$78,134

Buildings and Land
In the fourth quarter of 2016, Atlas purchased a building and land for $9.3 million to serve as its corporate headquarters. The Company purchased furnishings and made improvements to this building of $8,300 and $16,500 in 2020 and 2019, respectively. See ‘Part II, Item 8, Note 9, Property and Equipment’ in the Notes to Consolidated Financial Statements for further discussion of the corporate headquarters.
Claims Liabilities
As a result of the deconsolidation of the ASI Pool Companies and the classification of Global Liberty as discontinued operations, all claims liabilities have been reduced to $0.

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Year ended December 31,
	2020	2019
Unpaid claims and claims adjustment expenses, beginning of period	$—	$226,487
Less: reinsurance recoverable	—	55,265
Net unpaid claims and claims adjustment expenses, beginning of period	—	171,222

Incurred related to:
Current year	—	78,612
Prior years	—	2,155
	—	80,767
Paid related to:
Current year	—	22,176
Prior years	—	89,970
	—	112,146

Reduction in liability from deconsolidation	—	139,843

Net unpaid claims and claims adjustment expenses, end of period	$—	$—
Add: reinsurance recoverable	—	—
Unpaid claims and claims adjustment expenses, end of period	$—	$—

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
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019 we did not have any material off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.

Changes in Shareholders’ (Deficit) Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Deconsolidation of ASI Pool Companies	—	—	(121,622)	—	123,460	(604)	1,234
Net loss	—	—	—	—	(20,426)	—	(20,426)
Other comprehensive income	—	—	—	—	—	4,160	4,160
Share-based compensation	—	—	872	—	—	—	872
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(12,730)	—	(12,730)
Other comprehensive loss	—	—	—	—	—	6	6
Share-based compensation	1	—	292	—	—	—	293
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
As of December 31, 2020, there were 11,993,293 ordinary voting common shares outstanding and no preferred shares outstanding.
On December 31, 2018, the Company awarded grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of one share of Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. The RSUs will vest 33.3% on January 1 of each year with the last vesting period being 2021.
There were 3,301 and 11,682 non-vested RSUs issued as of December 31, 2020 and 2019, respectively. The RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2020, the Company issued 8,381 ordinary voting common shares as a result of the vesting of RSUs. During 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs and 27,195 ordinary voting common shares, then immediately canceled 6,169 shares, as a result of a cashless exercise of options.
Mezzanine Equity
There were no preferred shares outstanding as of December 31, 2020 and 2019.
Book Value

Book Value per Common Share
($ in ‘000s, except for share and per share data)	December 31,
	2020	2019
Shareholders’ equity	$(20,892)	$(8,461)
Less: Accumulated dividends on preferred stock	—	—
Common equity	$(20,892)	$(8,461)
Common shares:
Common shares outstanding	11,993,293	11,942,812
Restricted stock units	3,301	11,682
Total common shares	11,996,594	11,954,494
Book value per common share outstanding	$(1.74)	$(0.71)
The changes to book value per common share are attributed to the combined effects of the reasons cited in the ‘Net Premiums Earned,’ ‘Commission Income,’ ‘Net Claims Incurred,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Net Investment

Income,’ ‘Intangible Asset Impairment Loss,’ ‘Interest Expense, Net,’ ‘Loss from Change in Fair Value of Equity Securities,’ ‘Net Realized Investment Gains (Losses)’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. The Insurance Subsidiaries fund their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments, and capital contributions from their parents. The Insurance Subsidiaries require regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to Atlas are inadequate to service its obligations, Atlas would need to raise capital, sell assets or incur debt obligations. See “Part II, Item 7, 2020 Developments.”
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Interest on the senior unsecured notes is payable quarterly on each January 26, April 26, July 26 and October 26. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the senior unsecured notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The senior unsecured notes will rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The senior unsecured notes will rank equally in right of payment to all of Atlas’ existing and future senior indebtedness but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the senior unsecured notes will be structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries. From time to time the Company may seek to repurchase Company debt through cash repurchases in the open market or otherwise. Such repurchases, if any, will be on the terms and prices determined by the Company and will depend upon market conditions, liquidity needs and other factors. The amount of such repurchases may be material.
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

Summary of Consolidated Cash Flows
($ in ‘000s)	Year ended December 31,
	2020	2019
Net cash flows used in operating activities	$(24,531)	$(48,758)
Net cash flows provided by investing activities	10,381	67,742
Net cash flows provided by (used in) financing activities	3,845	(183)
Net (decrease) increase in cash	$(5,622)	$11,836

Cash used in operations during 2020 was primarily a result of the strategic shift from insurance company operations to managing general agency operations. Cash used in operations during 2019 was primarily a result of the effect of deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty.
Cash provided by investing activities during 2020 resulted from the net sales and maturities of fixed income securities and short-term investments partially offset by the purchase of property and equipment. Cash provided by investing activities during 2019 was due to liquidation of investments of the ASI Pool Companies to support the run-off of claims and operating activities while these companies were in rehabilitation and the effect of the discontinued operation classification of Global Liberty.

Cash provided by financing activities during 2020 was a result of the Company receiving a PPP Loan offset by mortgage payments made to the ASI Pool Companies. Cash used in financing activities during 2019 was primarily a result of the deconsolidation of the ASI Pool Companies and the repayment during the fourth quarter of 2019 of principal on mortgage notes due to the deconsolidation entities.
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
Ability to Meet Financial Obligations
As discussed in greater detail in “Part II, Item 8, Note 20”, Going Concern, there is substantial doubt about whether the Company will have sufficient capital to operate through or beyond April 2022 unless the Company is successful in taking certain mitigating action (see Part II, Item 8, Note 20).
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this item.

Item 8. Financial Statements and Supplemental Schedules
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. (the "Company") and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity, and cash flows, for the years then ended, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a shareholders’ deficit of $(20,892,000) and outstanding principal on notes payable of $25,000,000 which matures on April 26, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Deconsolidation and Discontinued Operations
As disclosed in Note 19 to the consolidated financial statements, the Company lost control of the American Country Insurance Company, American Service Insurance Company, Inc., and Gateway Insurance Company the (“ASI Pool Companies”) effective October 1, 2019 and deconsolidated them from the consolidated financial statements as of that date. The financial results of the ASI Pool Companies are included in the consolidated statements of operations through the October 1, 2019 de-recognition date. Our opinion is not modified with respect to this matter.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Discontinued operations classification of the Company’s insurance subsidiary:
Critical Audit Matter Description
As described in Note 19 to the consolidated financial statements, the Company has determined that its insurance subsidiary meets the criteria for held for sale accounting and continues to be presented as discontinued operations in the consolidated financial statements as of December 31, 2020.
Significant and complex judgements are required in evaluating discontinued operations recognition particularly when the possible transaction is approaching or in excess of one year from the initial accounting recognition as a discontinued operation.
How We Addressed the Matter in Our Audit
The principal audit procedures related to the evaluation of discontinued operations classification as of December 31, 2020 included the following:
-    We evaluated and tested the design and implementation of the Company’s controls related to the evaluation and approval of complex, significant and usual transactions, and the related accounting;
-    Obtained management's discontinued operations analysis including assessment of the specific facts and circumstances around legal, regulatory, and economic factors that were relevant in the Company’s analysis as of December 31, 2020;
-    Evaluated the basis for management's conclusions against the framework for evaluating discontinued operations with a focus on disruptions in the sale of their insurance subsidiary due to legal, regulatory, and economic factors;
-    Obtained supporting documentation for management's current status and sales efforts related to the insurance subsidiary.
-    Evaluated management’s ability and intent to execute management’s plans based on prior experience.

We have served as the Company’s auditor since 2019.
/s/ Baker Tilly US, LLP
Milwaukee, Wisconsin
April 15, 2021

Atlas Financial Holdings, Inc.
Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	December 31,
	2020	2019
Assets
Cash and cash equivalents	$5,238	$9,025
Restricted cash	5,287	7,122
Premiums receivable (net of allowance of $800 and $800, respectively)	13,442	38,607
Intangible assets, net	2,235	2,625
Property and equipment, net	18,815	21,793
Right-of-use asset	888	1,592
Notes receivable	18,017	17,709
Other assets	1,895	1,086
Assets held for sale	53,885	51,302
Total assets	$119,702	$150,861
Liabilities
Premiums payable	$19,416	$43,988
Lease liability	1,091	1,993
Due to deconsolidated affiliates	19,170	11,172
Notes payable, net	36,168	32,100
Other liabilities and accrued expenses	4,342	7,302
Liabilities held for sale	60,407	62,767
Total liabilities	$140,594	$159,322
Commitments and contingencies (See Note 8)
Shareholders’ deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2020 - 12,248,798 and December 31, 2019 - 12,198,319; shares outstanding: December 31, 2020 - 11,993,293 and December 31, 2019 - 11,942,812	$37	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2020 and December 31, 2019 - 0	—	—
Additional paid-in capital	81,840	81,548
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at each of December 31, 2020 and December 31, 2019	(3,000)	(3,000)
Retained deficit	(100,199)	(87,469)
Accumulated other comprehensive income, net of tax	430	424
Total shareholders' deficit	$(20,892)	$(8,461)
Total liabilities and shareholders' deficit	$119,702	$150,861

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Operations

Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Year ended December 31,
	2020	2019
Net premiums earned	$—	$110,241
Commission income	5,195	7,458
Net investment income	—	1,902
Loss from change in fair value of equity securities	—	(277)
Net realized (losses) gains	(3)	821
Other income	4,354	453
Total revenue	9,546	120,598
Net claims incurred	—	80,767
Acquisition costs	2,934	11,825
Other underwriting expenses	17,743	33,759
Amortization of intangible assets	390	390
Intangible asset impairment loss	—	740
Interest expense, net	1,931	1,466
Loss on disposal of subsidiaries	—	4,427
Total expenses	22,998	133,374
Loss from operations before income taxes	(13,452)	(12,776)
Income tax (benefit) expense	(484)	223
Loss from continuing operations	(12,968)	(12,999)
Income (loss) from discontinued operations, net of tax	238	(7,427)
Net loss	$(12,730)	$(20,426)

Basic net income (loss) per share attributable to common shareholders
Continuing operations	$(1.08)	$(1.09)
Discontinued operations	0.02	(0.62)
Net loss	$(1.06)	$(1.71)
Diluted net income (loss) per share attributable to common shareholders
Continuing operations	$(1.08)	$(1.09)
Discontinued operations	0.02	(0.62)
Net loss	$(1.06)	$(1.71)
Basic weighted average common shares outstanding	11,957,268	11,954,494
Diluted weighted average common shares outstanding	11,957,268	11,954,494

Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(12,730)	$(20,426)

Other comprehensive income:
Changes in net unrealized investment gains	161	1,917
Reclassification to net loss	(155)	2,243
Other comprehensive income	6	4,160
Total comprehensive loss	$(12,724)	$(16,266)

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Shareholders’ (Deficit) Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance December 31, 2018	$36	$—	$202,298	$(3,000)	$(190,503)	$(3,132)	$5,699
Deconsolidation of ASI Pool Companies	—	—	(121,622)	—	123,460	(604)	1,234
Net loss	—	—	—	—	(20,426)	—	(20,426)
Other comprehensive loss	—	—	—	—	—	4,160	4,160
Share-based compensation	—	—	872	—	—	—	872
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(12,730)	—	(12,730)
Other comprehensive income	—	—	—	—	—	6	6
Share-based compensation	1	—	292	—	—	—	293
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2020	2019
Operating activities:
Net loss	$(12,730)	$(20,426)
Adjustments to reconcile net loss to net cash flows used in operating activities:
(Income) loss from discontinued operations, net of taxes	(238)	7,427
Depreciation and amortization	3,172	3,850
Share-based compensation expense	292	872
Loss on deconsolidation of subsidiaries	—	4,427
Amortization of intangible assets and goodwill impairment	390	1,130
Loss from change in fair value of equity securities	—	277
Net realized losses (gains)	3	(821)
Gain in equity of investees	—	(563)
Amortization of bond premiums and discounts	—	218
Amortization of financing costs	224	224
Net changes in operating assets and liabilities:
Accrued investment income	—	200
Premiums receivable, net	22,472	39,669
Due from reinsurers and prepaid reinsurance premiums	—	(12,708)
Deferred policy acquisition costs	—	3,064
Other assets	(3,321)	7,226
Claims liabilities	—	(21,484)
Unearned premium reserves	—	(15,879)
Due to reinsurers	—	(6,522)
Premiums payable	(24,572)	(24,320)
Due to deconsolidated affiliates	7,997	392
Other liabilities and accrued expenses	(2,959)	(2,276)
Net cash flows used in operating activities - continuing operations	(9,270)	(36,023)
Net cash flows used in operating activities - discontinued operations	(15,261)	(12,735)
Net cash flows used in operating activities	(24,531)	(48,758)
Investing activities:
Purchases of:
Fixed income securities	—	(11,506)
Short-term investments	—	(11,716)
Other investments	—	(680)
Property, equipment and other	(200)	(2,546)
Proceeds from sale and maturity of:
Fixed income securities	—	52,364
Equity securities	—	5,997
Short-term investments	—	7,261
Other investments	—	8,868
Property, equipment and other	3	—
Net cash flows (used in) provided by investing activities - continuing operations	(197)	48,042
Net cash flows provided by investing activities - discontinued operations	10,578	19,700
Net cash flows provided by investing activities	10,381	67,742
Financing activities:
Proceeds from notes payable	4,601	—
Repayment of notes payable	(756)	(183)
Net cash flows provided by (used in) financing activities - continuing operations	3,845	(183)
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by (used in) financing activities	3,845	(183)

($ in ‘000s)	Year ended December 31,
	2020	2019
Net change in cash and cash equivalents and restricted cash - continuing operations	(5,622)	11,836
Cash and cash equivalents and restricted cash, beginning of period	23,859	34,902
Less: cash and cash equivalents of discontinued operations - beginning of period	7,712	747
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	16,147	34,155
Less: cash and restricted cash of ASI Pool Companies at September 30, 2019	—	29,844
Cash and cash equivalents and restricted cash of continuing operations, end of period	$10,525	$16,147

	Year ended December 31,
	2020	2019
Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$(1,984)	$(14,354)
Interest	2,022	1,753

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
Atlas’ business is carried out through its non-insurance company subsidiaries: AGMI, UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiaries, optOn Digital IP Inc. (“OOIP”) and optOn Insurance Agency Inc. (“optOn” and together with OOIP and UBI Holdings, “UBI”).
Prior to a strategic transition, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and Gateway Insurance Company (“Gateway” and together with American Country and American Service, the “ASI Pool Companies”) and Global Liberty Insurance Company of New York (“Global Liberty” and together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned managing general agency, AGMI. The ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and were subsequently placed into liquidation and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation as of October 1, 2019.
The Insurance Subsidiaries distribute their insurance products through AGMI, which has contracted a network of retail independent agents. Together, the Insurance Subsidiaries are licensed to write property and casualty (“P&C”) insurance in 49 states and the District of Columbia in the U.S. Atlas’ core products are actively distributed in 41 of those states plus the District of Columbia. The Insurance Subsidiaries and the Company’s other non-insurance subsidiaries share common management and operating infrastructure. During the third quarter of 2019, new business writings were restricted or stopped in connection with certain Insurance Subsidiaries.
Atlas’ ordinary voting common shares are listed on the OTC Markets system under the symbol “AFHIF”.
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
The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are included in consolidated financial statements:
•American Insurance Acquisition Inc. (Delaware)
•Anchor Group Management Inc. (New York)
•Anchor Holdings Group, Inc. (New York)
•Global Liberty Insurance Company of New York (New York), classified as a discontinued operation
•UBI Holdings Inc. (Delaware)
•optOn Digital IP Inc. (Delaware)
•optOn Insurance Agency Inc. (Delaware)
The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are not included in consolidated financial statements effective October 2019, as management no longer has direct financial control over the estates of these entities:
•American Country Insurance Company (Illinois)
•American Service Insurance Company, Inc. (Illinois)
•Gateway Insurance Company (Illinois)
Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are recorded in the accounting period in which they are determined. Significant estimates in the accompanying financial statements include revenue recognition, fair value of financial instruments, evaluation of assets for impairment, deferred policy acquisition cost recoverability and deferred tax asset valuation.
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

Restricted Cash
In its capacity as a managing general agent, AGMI collects premiums from agents and insureds and after deducting its commissions and/or fees, remits the premiums to the respective insurance underwriters. These unremitted amounts are reported as restricted cash in the accompanying consolidated statements of financial position with the related liability reported as premiums payable.
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
In the normal course of investing activities, the Company enters into relationships with variable interest entities (“VIE”), as an investor in limited partnerships or limited liability companies. The Company is not the primary beneficiary of these VIE’s and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the relative power and benefits of the Company and the other participants in the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values and any unfunded commitments.
Fair Values of Financial Instruments
Atlas has used the following methods and assumptions in estimating its fair value disclosures:
Fair values for investments are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or values obtained from independent pricing services.
Atlas’ fixed income portfolio is managed by a Securities and Exchange Commission (“SEC”) registered investment adviser specializing in the management of insurance company portfolios. Management works directly with them to ensure that Atlas benefits from their expertise and also evaluates investments as well as specific positions independently using internal resources. Atlas’ investment adviser has a team of credit analysts for all investment grade fixed income sectors. The investment process begins with an independent analyst review of each security’s credit worthiness using both quantitative tools and qualitative review. At the issuer level, this includes reviews of past financial data, trends in financial stability, projections for the future, reliability of the management team in place and market data (credit spread, equity prices, trends in this data for the issuer and the issuer’s industry). Reviews also consider industry trends and the macro-economic environment. This analysis is continuous, integrating new information as it becomes available. As of December 31, 2020, this process did not generate any significant difference in the rating assessment between Atlas’ review and the rating agencies.
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
Atlas evaluates the collectability of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, Atlas records a specific reserve for bad debt to reduce the related receivable to the amount Atlas reasonably believes is collectible. Atlas also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.
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
Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As an MGA, AGMI has contracts with various insurance carriers which determines AGMI’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally gross written premiums, net of cancellations and refunds. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where AGMI issues a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services which is allocated to the service bundle and not to any individual obligation under the various contracts.
Premium income is recognized on a pro rata basis over the terms of the respective insurance contracts.
Claims Liabilities
The provision for unpaid claims represents the estimated liabilities for reported claims reported prior to the close of the accounting period, estimates for unreported claims based on industry data and actuarial estimates, plus related estimated claim adjustment expenses based on the experience of the Company. Unpaid claim adjustment expenses are determined using case-basis evaluations and statistical analyses, including insurance industry claims data, and represent estimates of the ultimate cost of all claims incurred.
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

Operating Segments
Atlas operates in one business segment, the Managing General Agency segment.
Reclassifications
Certain accounts in the prior years’ consolidated financial statement have been reclassified for comparative purposes to conform to the current year’s presentation.
2. New Accounting Standards
Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the FASB and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2021 have been adopted by the Company.
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
All other recently issued pronouncements with effective dates after December 31, 2020 are not expected to have a material impact on the consolidated financial statements.

3. Intangible Assets
Indefinite-lived intangible assets are tested for impairment annually or when a triggering event occurs. As a result of the liquidation and subsequent sale of Gateway Insurance Company, the Company recorded an impairment loss of $740,000 of indefinite-lived intangible assets during 2019. There were no intangible asset impairments recorded in 2020.

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net

As of December 31, 2020
Trade name and trademark	15 years	$1,800	$703	$1,097
Customer relationship	10 years	2,700	1,562	1,138
		$4,500	$2,265	$2,235

As of December 31, 2019
Trade name and trademark	15 years	$1,800	$581	$1,219
Customer relationship	10 years	2,700	1,294	1,406
		$4,500	$1,875	$2,625

Atlas recognized amortization expense of $390,000 in each of the twelve months ended December 31, 2020 and 2019. Estimated future amortization expense for definite-lived intangible assets is $390,000 for each of the next five years.
4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Year ended December 31,
	2020	2019
Basic
Loss from continuing operations before income taxes	$(13,452)	$(12,776)
Income tax (benefit) expense	(484)	223
Net loss attributable to common shareholders from continuing operations	$(12,968)	$(12,999)
Basic weighted average common shares outstanding	11,957,268	11,954,494
Loss per common share basic from continuing operations	$(1.08)	$(1.09)

Diluted
Basic weighted average common shares outstanding	11,957,268	11,954,494
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	11,957,268	11,954,494
Loss per common share diluted from continuing operations	$(1.08)	$(1.09)
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
The effects of these convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. In 2020 and 2019, all exercisable stock options and warrants were deemed to be anti-dilutive.

5. Contracts with Customers
The revenue included as commission income for 2020 and 2019 totaled $5.2 million and $7.5 million, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Consolidated Statements of Financial Position as of December 31, 2020 and 2019:

Components of Commission Receivables
($ in ‘000s)	Year ended December 31,
	2020	2019
Commission receivable, beginning of year	$1,428	$—
Commission revenue	5,195	7,458
Net change in cash received	(4,046)	(6,030)
Commission receivable, end of year	$2,577	$1,428

6. Investments
It should be noted that due to the deconsolidation of the ASI Pool Companies and the discontinued operation classification of Global Liberty, no tables have been disclosed with respect to investment holdings at December 31, 2020 or 2019. Results of operations through September 30, 2019 of the ASI Pool Companies have been disclosed where applicable.

Components of Net Investment Income
($ in ‘000s)	Year ended December 31,
	2020	2019
Total investment income
Interest income	$—	$1,877
Income from other investments	—	793
Investment expenses	—	(768)
Net investment income	$—	$1,902

Aggregate Proceeds and Gross Realized Investment Gains and Losses
($ in ‘000s)	Year ended December 31,
	2020	2019
Fixed income securities:
Proceeds from sales and calls	$—	$42,406
Gross realized investment gains	—	450
Gross realized investment losses	—	(205)
Equities:
Proceeds from sales	—	5,997
Gross realized investment gains	—	443
Gross realized investment losses	—	(96)
Other investments:
Proceeds from sales	—	3,997
Gross realized investment gains	—	250
Gross realized investment losses	—	(21)
Total:
Proceeds from sales and calls	$—	$52,400
Gross realized investment gains	—	1,143
Gross realized investment losses	—	(322)

Components of Net Realized Gains
($ in ‘000s)	Year ended December 31,
	2020	2019
Fixed income securities	$—	$245
Equities	—	347
Other investments	—	229
Net realized gains	$—	$821

7. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Year ended December 31,
	2020		2019
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(2,825)	21.0%	$(2,683)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	1,744	(13.0)	2,779	(21.8)
Nondeductible expenses	(3)	—	28	(0.2)
Tax-exempt income	—	—	(3)	—
State tax (net of federal benefit)	(3)	—	71	(0.6)
Stock compensation	630	(4.7)	31	(0.2)
Tax rate differential	(42)	0.3	—	—
Other	15	(0.1)	—	—
Provision for income taxes for continuing operations	$(484)	3.5%	$223	(1.8)%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2020		2019
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(60)	21.0%	$(1,560)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(264)	92.9	1,559	(21.0)
Nondeductible expenses	2	(0.7)	3	—
Tax-exempt income	—	—	(2)	—
Tax rate differential	(200)	70.4	—	—
Provision for income taxes for discontinued operations	$(522)	183.6%	$—	—%

Components of Income Tax (Benefit) Expense - Continuing Operations
($ in ‘000s)	Year ended December 31,
	2020	2019
Current tax (benefit) expense	$(484)	$223

Components of Income Tax (Benefit) Expense - Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2020	2019
Current tax (benefit)	$(522)	$—

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	December 31,
	2020	2019
Gross deferred tax assets:
Losses carried forward	$16,408	$10,264
Claims liabilities and unearned premium reserves	496	554
Investment in affiliates	23,870	24,450
Bad debts	168	168
Stock compensation	279	873
Other	203	81
Valuation allowance	(33,420)	(32,522)
Total gross deferred tax assets	8,004	3,868

Gross deferred tax liabilities:
Deferred policy acquisition costs	134	112
Investments	122	116
Fixed assets	1,344	2,099
Intangible assets	469	551
Other	5,935	990
Total gross deferred tax liabilities	8,004	3,868
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of December 31, 2020 by Expiry Date
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	4,973
2019	Indefinite	6,306
2020	2040	31,300
2020	Indefinite	4,686
Total		$78,134

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has established a valuation allowance of $33.4 million and $32.5 million for its gross future deferred tax assets as of December 31, 2020 and 2019, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties in 2020 or 2019. Tax years 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
8. Commitments and Contingencies
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries.
Atlas is exposed to credit risk on balances receivable from insureds and agents. Credit exposure to any one individual insured is not material. The policies placed with risk taking partners are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing agent account statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate.
9. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	As of December 31,
	2020	2019
Buildings	$7,425	$7,425
Land	1,840	1,840
Building improvements	9,031	9,023
Leasehold improvements	193	193
Internal use software	12,795	12,610
Computer equipment	1,838	1,925
Furniture and other office equipment	1,121	1,150
Total	$34,243	$34,166
Accumulated depreciation	(15,428)	(12,373)
Total property and equipment, net	$18,815	$21,793

1Excluding assets held for sale.
Depreciation expense and amortization from continuing operations was $3.2 million and $3.9 million in 2020 and 2019, respectively. As part of a cost sharing agreement with affiliates under common ownership, depreciation expense of $0 and $250,000 was allocated to Global Liberty during 2020 and 2019, respectively.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $462,000 and $408,000 in 2020 and 2019, respectively. Depreciation expense related to the building and its improvements was $1.1 million and $1.1 million in 2020 and 2019, respectively.
For the years ended December 31, 2020 and 2019, the Company capitalized $185,000 and $2.4 million, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage of the internal use software. Substantially all of the costs incurred during the period were part of the application development stage. For the years ended December 31, 2020 and 2019, there was $1.4 million and $1.9 million, respectively, of amortization expense recorded for projects in the post-implementation stage.
Net realized losses on the disposal and sales of equipment was $3,000 and $21,000 in 2020 and 2019, respectively.

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
Atlas monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Letters of credit are maintained for any unauthorized reinsurer to cover ceded unearned premium reserves, ceded claims and claims adjustment expense reserve balances and ceded paid claims. These policies are intended to mitigate the risk of credit quality or dispute from becoming a danger to financial strength. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables.
The below table represents activity of the ASI Pool Companies prior to being deconsolidated as of October 1, 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation.

Premiums Written, Premiums Earned and Amounts Related to Reinsurance
($ in ‘000s)	Year ended December 31,
	2020	2019
Direct premiums written	$—	$133,827
Assumed premiums written	—	26,857
Ceded premiums written	—	(72,911)
Net premiums written	$—	$87,773

Direct premiums earned	$—	$149,609
Assumed premiums earned	—	26,954
Ceded premiums earned	—	(66,322)
Net premiums earned	$—	$110,241

Ceded claims and claims adjustment expenses	$—	$31,551
Ceding commissions	$—	$16,382
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

11. Claims Liabilities
Unpaid Claims and Claims Adjustment Expenses
The below table represents activity of the ASI Pool Companies prior to being deconsolidated as of October 1, 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation.

Changes in the Provision for Unpaid Claims and Claims Adjustment Expenses, Net of Reinsurance Recoverables
($ in ‘000s)	Year ended December 31,
	2020	2019
Unpaid claims and claims adjustment expenses, beginning of period	$—	$226,487
Less: reinsurance recoverable	—	55,265
Net unpaid claims and claims adjustment expenses, beginning of period	—	171,222

Incurred related to:
Current year	—	78,612
Prior years	—	2,155
	—	80,767

Paid related to:
Current year	—	22,176
Prior years	—	89,970
	—	112,146

Reduction in liability from deconsolidation	—	139,843

Net unpaid claims and claims adjustment expenses, end of period	—	—
Add: reinsurance recoverable	—	—
Unpaid claims and claims adjustment expenses, end of period	$—	$—

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
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”)	Year ended December 31,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	27,195	C$6.00	27,195	C$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(27,195)	C$6.00	—	—
Outstanding, end of period	—	$—	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	375,000	US$17.01	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(193,500)	US$18.73	—	—
Outstanding, end of period	181,500	US$13.51	375,000	US$17.01

Options Outstanding
As of December 31, 2020
Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 6, 2014	March 6, 2024	175,000	—
March 12, 2015	March 12, 2025	6,500	—
Total		181,500	—

There are no stock options that are exercisable as of December 31, 2020. The stock option grants outstanding have a weighted average remaining life of 3.22 years and have an intrinsic value of $0 as of December 31, 2020.
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

On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. During 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets and an additional 53,500 options were canceled due to the departure of a former officer. During 2020 or 2019, no shares of either the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested, due to not meeting annual performance targets.
The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense was amortized over the anticipated vesting period.
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Year ended December 31,
	2020		2019
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	171,682	$17.46	207,156	$16.50
Granted	—	—	—	—
Vested	(8,381)	10.22	(28,066)	11.79
Canceled	(160,000)	9.62	(7,408)	12.20
Non-vested, end of period	3,301	$10.22	171,682	$17.46

During 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets and an additional 20,000 restricted common shares were canceled due to the departure of a former officer. Also during 2020, 2,540 restricted share units vested related to the retirement of two former directors. During 2019, 7,408 restricted share units related to a February 2014 grant to an independent director were canceled at such director’s request.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of operations. Atlas recognized share-based compensation expense of $292,000 and $872,000 in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was no unrecognized total compensation expense related to any restricted stock and restricted stock unit grants for ordinary voting common shares.

13. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $77,000 and $386,000 and in 2020 and 2019, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. In 2020 and 2019, Atlas’ costs incurred related to the matching portion of the ESPP were $21,000 and $108,000, respectively. Share purchases pursuant to this plan are made in the open market. The matching portion of this plan was suspended during the third quarter of 2020.
14. Share Capital, Warrants and Mezzanine Equity
Share Capital

Share Capital Activity
		As of December 31,
		2020			2019
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,248,798	11,993,293	$37	12,198,319	11,942,812	$36
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,248,798	11,993,293	$37	12,198,319	11,942,812	$36

There were 3,301 and 11,682 non-vested RSUs as of December 31, 2020 and 2019, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2020, the Company issued 210,481 ordinary voting common shares of which 202,100 ordinary voting common shares were issued under the near term incentive program while 8,381 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the first quarter of 2020, 140,000 ordinary voting restricted common shares were canceled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer. During 2019, the Company issued 5,842 ordinary voting common shares as a result of the vesting of RSUs.
Warrants
The Schedule 13G/A filed by American Financial Group, Inc., a parent holding company, on February 2, 2021 states that as of December 31, 2020 it has sole voting power to vote 2,387,368 ordinary voting common shares and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Atlas did not declare or pay any dividends to its common shareholders during 2020 or 2019.

Mezzanine Equity
There were no preferred shares outstanding as of December 31, 2020 and 2019.
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
The below table represents activity of the ASI Pool Companies prior to being deconsolidated as of October 1, 2019. The activity for Global Liberty has not been included as a result of being classified as a discontinued operation

Components of Deferred Policy Acquisition Costs
($ in ‘000s)	Year ended December 31,
	2020	2019
Balance, beginning of period	$—	$5,918
Acquisition costs deferred	—	24,563
Amortization charged to income	—	(11,825)
Reduction of acquisition costs from deconsolidation of ASI Pool Companies	—	(18,656)
Balance, end of period	$—	$—

16. Leases
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2020 or 2019.

Lease Expense
($ in ‘000s)	2020	2019
Operating leases	$752	$904
Variable lease cost	358	332
Total	$1,110	$1,236

Other Operating Lease Information
($ in ‘000s)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$1,109	$1,237
Right-of-use assets obtained in exchange for new lease liabilities	—	31
Total	$1,109	$1,268

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability at December 31, 2020:

Contractual Operating Lease Liabilities
($ in ‘000s)
2021		$892
2022		179
2023		23
Total lease payments		$1,094
Impact of discounting		(3)
Operating lease liability		$1,091

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of December 31, 2020
Lease right-of-use asset	Right-of-use asset	$888

Weighted-average remaining lease term		1.2 years
Weighted-average discount rate		3.5%

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
On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage is secured by the Company’s headquarters and was previously eliminated in consolidation. The amount payable as of December 31, 2020 is due to the ASI Pool Companies.
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
Interest expense on notes payable was $2.3 million and $2.0 million in 2020 and 2019, respectively.

Notes Payable Outstanding
($ in ‘000s)	As of December 31,
	2020	2019
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	4,601	—
5.0% Mortgage due November 10, 2026	6,863	7,621
Total outstanding borrowings	36,464	32,621
Unamortized issuance costs	(296)	(521)
Total notes payable	$36,168	$32,100

19. Deconsolidation and Discontinued Operations
Deconsolidation
Effective October 1, 2019, Atlas no longer has statutory responsibility or authority over the financial activities of the ASI Pool Companies while still maintaining their indirect ownership of the ASI Pool Companies. This resulted in the ASI Pool Companies being classified as variable interest entities for which the Company is no longer the primary beneficiary, and they were deconsolidated during the fourth quarter of 2019. The Company recognized a loss of $4.4 million relating to the deconsolidation during the year ended December 31, 2019, which was the remaining equity of the ASI Pool Companies as of the deconsolidation date. The financial results of the ASI Pool Companies are included in the consolidated statements of operations through the October 1, 2019 disposal date. There was not re-measurement of any retained interest since no future value was assigned to the deconsolidated entities as a result of the rehabilitation. Management intends to continue supporting the administrative activities of the ASI Pool Companies as required by the Office of the Special Deputy Receiver of the Illinois Department of Insurance (“OSD”); but will have no control over the financial activities of these entities.
As part of the deconsolidation, notes receivable from the estates of the ASI Pool Companies with outstanding principal and accrued interest balances of $18.0 million are now presented on the Consolidated Statements of Financial Position. On May 1, 2015, American Acquisition entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and require prior written approval for the payment of interest and/or the reduction in principal. These Surplus Notes could be used at some point to offset future amounts payable related to income tax settlements and various other intercompany settlements to the estates of the ASI Pool Companies.
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation and the results of Global Liberty’s operations are reported separately for all periods presented. Global Liberty has not been sold within the one year guidance as set forth by ASC 205-20-45-1E(d) to continue classifying Global Liberty as a discontinued operation. However, due to the confluence of events and circumstances beyond the Company’s control, ASC 205-20-45-1G(c) provides for an exception to the one year guidance which the Company believes fits its situation. As a result of the Company applying the exception guidance, Global Liberty remains as a discontinued operation as of December 31, 2020. The Company continues to move forward with the plans of selling Global Liberty pending certain regulatory and other matters occur prior to such sale.

Summary financial information for Global Liberty included in income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2020 and 2019 is presented below:

Income (loss) From Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2020	2019
Net premiums earned	$13,908	$27,862
Net investment (loss) income	(102)	437
Net realized losses	(1,411)	(9)
Total revenue	12,395	28,290
Net claims incurred	689	25,833
Acquisition costs	6,875	5,467
Other underwriting expenses	5,117	4,504
Interest (income)	(2)	(87)
Total expenses	12,679	35,717
Loss from operations before income taxes	(284)	(7,427)
Income tax (benefit)	(522)	—
Net income (loss)	$238	$(7,427)

Statements of Comprehensive Income (Loss)
Net income (loss)	$238	$(7,427)

Other comprehensive income:
Changes in net unrealized investment gains	161	634
Reclassification to net income (loss)	(155)	547
Other comprehensive income	6	1,181
Total comprehensive income (loss)	$244	$(6,246)

The assets and liabilities of Global Liberty are presented as held for sale in the consolidated statements of financial position at December 31, 2020 and 2019 is presented below:

($ in ‘000s)	December 31,
	2020	2019
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $4,315 and $14,016)	$4,544	$14,239
Short-term investments, at cost	—	491
Other investments	1,319	1,315
Total investments	5,863	16,045
Cash and cash equivalents	3,029	7,712
Accrued investment income	29	78
Reinsurance recoverables on amounts paid	581	2,227
Reinsurance recoverables on amounts unpaid	31,958	18,339
Prepaid reinsurance premiums	9,739	3,765
Deferred policy acquisition costs	637	534
Property and equipment, net	—	1,741
Other assets	2,049	861
Total assets	$53,885	$51,302

Liabilities
Claims liabilities	$38,499	$46,771
Unearned premium reserves	14,545	12,423
Due to reinsurers	10	1,019
Other liabilities and accrued expenses	7,353	2,554
Total liabilities	$60,407	$62,767

20. Going Concern
Under Accounting Standards Codification (“ASC”) 205-40 Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the consolidated financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the consolidated financial statements are issued.
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) the $25 million of Senior Unsecured Notes maturing on April 26, 2022, (3) recurring operating losses for fiscal periods through December 31, 2020, (4) the Company’s negative equity, and (5) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the fiscal year 2020 consolidated financial statements are issued.
In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the consolidated financial statements are issued. Our future plans may potentially include, without limitation, one or more of the following: (1) securing incremental capital with the objective of potentially repurchasing some or all of the Senior Unsecured Notes at a discount to par, in the open market or otherwise, (2) securing equity or debt capital in private or public transactions, or (3) offering to exchange some or all of the Senior Unsecured Notes for debt, equity and/or other securities or other consideration, through privately negotiated transactions or otherwise. The constraints and requirements related to the Company’s current senior notes coupled with market conditions could create limitations with respect to such alternatives.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s business development efforts. Management also believes the Company may need to raise additional capital for working capital purposes There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the Company’s previously mentioned mitigating actions, we have therefore concluded there is substantial doubt about our ability to continue as a going concern through or beyond April 2022.
The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern.

21. Subsequent Events
On February 7, 2021, American Acquisition entered into a Paycheck Protection Program promissory note with respect to a loan of $2,000,000 (the “Second PPP Loan”) from Fifth Third Bank, National Association (“Fifth Third”). The Second PPP Loan was obtained pursuant to the SBA’s Paycheck Protection Program Second Draw Loans under the Small Business Act (“SB Act”) and is subject to the terms and conditions of the SB Act, the CARES Act and related legislation and regulations (the “PPP Rules”). The Company was eligible for this Second PPP Loan because our equity securities are not a National Markets System stock traded on a national securities exchange as defined by Section 6 of the Securities Exchange Act of 1934. The Second PPP Loan matures on February 7, 2026 and bears interest at a rate of 1.00% per annum. The Company will not be obligated to make any payments of principal or interest if the Company submits a loan forgiveness application to Fifth Third within 10 months after the end of the Company’s covered loan forgiveness period (as defined and interpreted by the PPP Rules) and such loan forgiveness is allowed. If the Company does not submit a loan forgiveness application within 10 months after the end of the Company’s loan forgiveness covered period (and such forgiveness is not allowed), the Company must begin paying principal and interest after that period (or after notice that such forgiveness is not allowed).
The Company’s Current Report on Form 8-K since December 31, 2020 provides more detailed disclosures regarding the above event.

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
Based on management’s evaluation as of December 31, 2020, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president and chief financial officer to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Director	Director since	Principal Occupation	Current Committees
Scott D. Wollney	2010	Chairman, President, and Chief Executive Officer of Atlas Financial Holdings, Inc.	IC
Ronald E. Konezny	2018	Chief Executive Officer and Director of Digi International	AC, CC*, NCGC
Jordan M. Kupinsky	2009	President of Justley Capital Corporation	AC*, CC, IC, NCGC
Walter F. Walker	2017	Owner and Chief Investment Officer of Hana Road Capital LLC	AC, IC*, NCGC*
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
The following sets forth the name, age, and business experience during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed, and qualifications of each person serving as a director of the Company as of December 31, 2020.

SCOTT WOLLNEY
Chairman, President, and Chief Executive Officer

Age:	52

Principal Occupation: Chairman, President and Chief Executive Officer of Atlas Financial Holdings, Inc.
Business Experience:
•President and Chief Executive Officer since December 31, 2010.
•President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company, from July 2009 until December 31, 2010.
•President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company, from May 2008 to March 2009.
•President of Avalon Risk Management, Inc., an insurance broker, from January 1998 to May 2008.
Qualifications:
•MBA graduate of Northwestern University's Kellogg School of Management with a concentration in finance and management strategy.
•Bachelor of Arts degree from the University of Illinois.
•Experience building successful businesses as well as re-organizing challenged companies around a focused strategy to address legacy issues and set them on a path for future success.
•Direct experience and expertise with respect to the numerous disciplines that are critical to the insurance business.
Other Board Service:
•Director of 1347 Property Insurance Holdings, Inc., a property and casualty insurance holding company.

RONALD KONEZNY
Director

Age:	53

Principal Occupation: Chief Executive Officer and Director of Digi International
Business Experience:
•Chief Executive Officer and Director of Digi International, a leading provider of solutions to industrial and commercial clients worldwide, since December 17, 2014.
•General Manager of Worldwide Transportation and Logistics Division at Trimble Navigation Limited and PeopleNet Communications Corporation, both transportation and logistics technology companies, from August 2011 to September 2013.
•Founded PeopleNet Communications Corporation in 1995. Served as Chief Executive Officer since July 23, 2007. Served as Chief Operating Officer and Chief Financial Officer from 2001 to 2007 and Chief Technology Officer from 1996 to 2007.
Qualifications:
•Bachelor of Arts degree in Economics from Northwestern University and a Phi Eta Sigma nominee.
•Possesses extensive business, operating and executive expertise.
•Experience improving companies' profitability to sustainable double-digit levels and expanding recurring revenue business.
•Direct experience with multiple successful acquisitions.
Other Board Service:
•Director of Sentera since 2020.
•President, CEO and Director of Digi International Inc. since December 17, 2014.
•Former Director of I.D. Systems, Inc. from June 2014 through June 2018.
•Served on the Boards of Directors of the National Private Truck Council Institute and the Truckload Carriers Association.

JORDAN KUPINSKY
Lead Director

Age:	48

Principal Occupation: Managing Partner of Windsor Private Capital
Business Experience:
•Managing Partner at Windsor Private Capital, a private merchant banking firm, since July 2019.
•President of Justley Capital Corporation, a private investment and advisory firm, since 2008.
•Partner with JJR Private Capital, an independent private capital and diversified merchant bank, from April 2008 to September 2016.
•Managing Director with Windsor Private Capital, a private merchant banking firm, from January 2011 to July 2014.
•Vice President at Greenhill & Co., an independent global investment banking firm, listed on the NYSE, focused on mergers and acquisitions and financial restructuring from March 2006 to May 2008.
•Vice President of Corporate Development and General Counsel at Minacs Worldwide Inc., a publicly traded company on the TSX, from July 2002 to February 2005.
•Began career practicing corporate securities law at Torys LLP in Toronto from 1997 to 1999.
•An investment banking associate at Houlihan Lokey Howard & Zukin from 1999 to 2002.
Qualifications:
•Joint MBA and JD degree from the Schulich School of Business and Osgoode Hall Law School at York University.
•Experience in financial statement review with both public and private companies.
•Direct experience includes securities law, financial analysis and corporate governance.
Other Board Service:
•Former Chairman of Concordia International Corp. from 2016 through 2019 and former Director from 2013 through May 2018.
•Director of both private and public companies, including having served as a director of Perk Inc. from November 2014 to January 2017, Xceed Mortgage Corporation from May 2012 to July 2013 when the sale of Xceed to MCAN Mortgage Corporation was completed.
•Director of the following TSXV publicly traded entities: WB II Acquisition Corporation, a capital pool company, from February 2012 to July 2013, WB III Acquisition Corporation, a capital pool company, from June 2013 to December 2014, Ferrum Americas, an iron ore exploration company, from June 2010 to July 2011, and J5 Acquisition Corporation, a capital pool company, from July 2009 to July 2011.

WALTER WALKER
Director

Age:	66

Principal Occupation: Owner and Chief Investment Officer of Hana Road Capital LLC
Business Experience:
•Formed Hana Road Capital LLC, an equity investment fund, where he remains as its owner and Chief Investment Officer since late 2007.
•Chief Executive Officer and President of the Seattle Sonics and Storm from 2001 until their sale in 2006, as well as minority owner. During his executive tenure, the Sonics had the fifth best winning percentage in the NBA and the Storm won the WNBA title in 2004.
•President and General Manager of the Seattle SuperSonics in September 1994 to 2001. During his seven years as General Manager, the Sonics had the third best winning percentage (65.1%) in the NBA and won the Western Conference Championship in 1996.
•Formed Walker Capital, Inc., a San Francisco based money management firm, in April 1994.
•Vice President of Goldman, Sachs & Co.’s Private Client Services group from 1987 through 1994.
Qualifications:
•Chartered Financial Analyst (1992).
•Masters of Business Administration from Stanford University Graduate School of Business.
•Named as one of six recipients of the NCAA Silver Anniversary Scholar-Athlete Awards in 2001 and was a member of the NCAA Honors Committee from 2016 through 2019.
•Bachelor of Arts degree in Psychology from the University of Virginia as an Academic All-American.
Other Board Service:
•Served on the Board of Visitors at the University of Virginia from 1997 to 2001.
•Member of the Advisory Council of Stone Arch Capital, a Minneapolis based private equity firm, since 2005.
•Independent trustee and Chair of the Audit Committee at Smead Capital Management, a Seattle based mutual fund, since 2015.
•Previously served on the boards of multiple public companies and non-profits.

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

Date First Appointed as an Officer: December 31, 2010
Business Experience:
•Vice President and Chief Financial Officer since December 31, 2010.
•Vice President and Treasurer of KAI from March 2010 to December 2010.
•Vice President, Data Management of Lincoln General Insurance Company, a property and casualty insurance company, from October 2008 to March 2009.
•Various Vice President and Director positions with American Country Insurance Company, a property and casualty insurance company, which became a subsidiary of the Corporation on December 31, 2010, and its affiliates from 2002 to 2008.

JOSEPH SHUGRUE
Chief Operating Officer

Age:	57

Date First Appointed as an Officer: December 31, 2010
Business Experience:
•Chief Operating Officer since December 15, 2019.
•Vice President, Claims from December 31, 2010 through December 14, 2019.
•Various senior management positions at KAI and American Service Insurance Company, which became a subsidiary of the Company on December 31, 2010, from March 1, 2004 to December 31, 2010.
•Various positions with other specialized insurance businesses beginning in October 1986.

BRUCE GILES
Vice President, Underwriting

Age:	62

Date First Appointed as an Officer: December 31, 2010
Business Experience:
•Vice President, Underwriting since December 31, 2010.
•Assistant Vice President of Commercial Underwriting for KAI, with whom he held various positions from December 2003 to June 2010.
•Various positions with Allstate Insurance Group, CIGNA and other insurance companies from 1981 to 2003.

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
Audit Committee
During 2020, the Audit Committee was comprised of Jordan Kupinsky (Chairman), Walter Walker, Ronald Konezny and John Fitzgerald. Mr. Fitzgerald served on the committee through February 12, 2020 and Mr. Konezny was appointed to the committee on the same day. Each member of the Audit Committee is independent under NASDAQ Rule 5605(a)(2) and Rule 10A-3 of the Exchange Act and meets the financial literacy requirements of the NASDAQ rules.
The Board has determined that Mr. Kupinsky, Mr. Walker and Mr. Konezny, because of their accounting and financial management expertise discussed above are all considered “audit committee financial experts” as that term is defined under the Exchange Act and, accordingly, that at least one audit committee financial expert is serving on the Company’s Audit Committee.
Item 11. Executive Compensation
Director Compensation
During the fiscal year ended December 31, 2020, the Company paid cash compensation for services rendered to the non-employee directors of our Board, and we reimbursed the out-of-pocket expenses of our directors incurred in connection with attendance at or participation in meetings of the Board. With respect to non-employee directors, a combination of equity and cash is provided to reflect a focus on both (i) long-term performance and shareholder value and (ii) compensation for the Board’s continuing oversight and corporate governance role.
Each non-employee, independent director receives an annual cash retainer of $55,000. Stipend payments for committee members and the Chairman of the Board were not paid during 2020. These payments have historically been made following the Company’s annual general meeting.
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

Name	Fees Earned or Paid in Cash	Stock Awards [4]	Total Compensation
Gordon Pratt [1]	$32,133	$1,245	$33,378
Jordan Kupinsky [1]	$55,000	$572	$55,572
John T. Fitzgerald [1]	$39,158	$724	$39,882
Walter Walker [1]	$55,000	$572	$55,572
Ronald Konezny [2]	$55,000	$342	$55,342
Scott Wollney [3]	$—	$—	$—
1As of December 31, 2020, each of Mr. Kupinsky and Mr. Walker had an aggregate of 1,270 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Mr. Kupinksy and Mr. Walker had no option awards outstanding. Mr. Pratt and Mr. Fitzgerald had no option or stock awards outstanding.
2As of December 31, 2020, Mr. Konezny had an aggregate of 761 stock awards outstanding, subject to vesting per the Equity Incentive Plan. Mr. Konezny had no option awards outstanding.
3As of December 31, 2020, Mr. Wollney had an aggregate of 74,500 option awards outstanding as of December 31, 2020 received solely for his services as an executive officer and not for his services as a director, as disclosed in the section “Outstanding Equity Awards at 2020 Fiscal Year End”.
4See ‘Part II, Item 8, Note 12, Share-Based Compensation’ in the Notes to Consolidated Financial Statements for further discussion regarding the valuation of stock awards.

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
Employment agreements were executed with our executives in 2011 with an initial effective term of January 1, 2011 through December 31, 2012 and subsequent annual terms commencing January 1, 2013. These agreements provide for compensation based on a combination of base salary and incentive compensation. Incentive compensation in subsequent years will be based on a combination of financial results and the achievement of strategic objectives, as determined by the Compensation Committee of the Board. Incentive compensation earned during 2020 is shown in the “Summary Compensation Table” section as Bonus and Stock Awards. No incentive compensation was earned during 2019. Final determination of incentive compensation is subject to approval by the Board.
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
(1)    As previously disclosed, on October 7, 2019, Atlas Financial Holdings, Inc. (the “Company”) and its wholly-owned subsidiary Anchor Group Management, Inc. entered into agreements regarding a newly adopted near term incentive program with certain senior executives of the Company, including each of Scott Wollney, Paul Romano and Joseph Shugrue, the Company’s Chief Executive Officer, Chief Financial Officer and Vice President, Chief Operating Officer, respectively (each such individual, an “Executive,” and each such agreement, an “Agreement”).  Pursuant to the terms of the Agreements, each Executive is entitled to receive, under certain conditions, (i) a cash retention bonus equal to thirty percent (30%) of such Executive’s current base salary (a “Retention Amount”), and (ii) an Incentive Amount of up to seventy percent (70%) of such Executive’s current base salary plus a set number of Company common shares (an “Incentive Amount”).
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
    The Incentive Amount will be paid incrementally (in proportionate amounts of cash and shares) only upon the completion of certain milestones within the eighteen (18) month period from the date of the Agreements; provided, however, that not more than one-sixth (1/6th) of the Incentive Amount will be paid in any quarter, with the first available evaluation period being in the fourth quarter of 2019. The milestones are the same for each Agreement and relate to the (i) transition of gross written paratransit premium pursuant to a previously announced agreement with American Financial Group ("AFG") and their subsidiary National Interstate Insurance Company (“NATL”), (ii) placement of gross written non-paratransit premium with alternative markets, (iii) progress with respect to the rehabilitation plan for the ASI Pool Companies (defined below) as represented by regulatory approval of certain expense sharing arrangements and related payments between the Company and its subsidiaries and (iv) sale or disposition of Company assets, all as further described in the Agreements.
Compensation Committee
The Compensation Committee was comprised of Ronald Konezny (Chairman) and Jordan Kupinsky. Each member of the Compensation Committee is independent. We are currently in compliance with NASDAQ Rule 5605(d)(2)(A), which requires a compensation committee be comprised of at least two members, each of whom must be an independent director. The Compensation Committee met one time during the fiscal year ended December 31, 2020.
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
During the year ended December 31, 2018, the Compensation Committee and the Board engaged Meridian Compensation Partners, LLC (“Meridian”) for the purposes of analyzing director compensation. Meridian was tasked to compare the relative ranking among the Company and 10 peer companies based on the most recently available public data as of October 1, 2018 and also considered broader compensation data from the NACD’s 2017-2018 Director Compensation Report. Total compensation amounts and structure for the director positions were evaluated, including the following publicly available components of pay: director fees, chairman stipends, committee member fees, equity compensation and long-term incentives. As part of this analysis, Meridian outlined adjustments to more closely align the Company’s director compensation to the peer group. The Compensation Committee plans to engage advisors, evaluate available industry data, and assess the appropriateness of director and executive officer compensation based on the Company’s situation. The Compensation Committee and Board will continue to evaluate compensation plans based on facts and circumstances, as appropriate, in the future.
Summary Compensation Table
The following table sets forth information concerning the total compensation for each of the Named Executive Officers during each of the last two fiscal years.

($)
Name and Principal Position	Year	Salary	Bonus [1]	Stock Awards [1]	All Other Compensation [2]	Total Compensation
Scott Wollney President, Chief Executive Officer and Director	2020	$494,107	$148,050	$38,605	$21,240	$702,002
	2019	$450,000	$—	$—	$37,219	$487,219
Paul A. Romano Vice President and Chief Financial Officer	2020	$336,949	$92,645	$22,630	$21,816	$474,040
	2019	$254,808	$—	$—	$29,413	$284,221
Joseph Shugrue Vice President, Chief Operating Officer	2020	$354,263	$92,925	$18,637	$8,391	$474,216
	2019	$228,894	$—	$—	$11,149	$240,043
1The Bonus and Stock Awards for 2020 are pursuant to the near term executive compensation plan described under “Employment Agreements with Named Executive Officers” Stock Awards were issued on January 10, 2020, July 10, 2020, and November 11, 2020 at $0.55, $0.62, and $0.062 per share, respectively.
2Includes company contributions to 401(k) plan, employee stock purchase plan and annual car allowance.
Stock Option Plan
On January 3, 2011, we adopted a 10% rolling stock option plan (“Stock Option Plan”) in order to advance our interests by providing certain “Eligible Persons” (any employee, officer, director, or consultant who is approved for participation in the Stock Option Plan by the Compensation Committee) with incentives. In connection with completion of the offering of our common shares in February 2013, the Compensation Committee of the Board performed a review of our executive and director compensation, including our Stock Option Plan. This review included, among other considerations, comparisons to industry data, including the executive and director compensation programs of other publicly traded property and casualty insurance companies. As a result, our executive compensation and director compensation was increased to bring us in line with other public companies in our industry. These changes included a new Equity Incentive Plan. See the “Equity Incentive Plan” section below.
Prior to the adoption of the Equity Incentive Plan, the Stock Option Plan provided for the granting of options to purchase common shares to Eligible Persons. Options were granted at the discretion of the Compensation Committee in such number determined at the time of grant, subject to the limits set out in the Stock Option Plan. The number of common shares issuable under the Stock Option Plan was limited to not more than 10% of the number of common shares that were issued and outstanding as of the date of the grant of an option. Any increase in the issued and outstanding common shares would have resulted in an increase in the available number of common shares issuable under the Stock Option Plan, and any exercises of options or expirations or terminations of options would make new grants available under the Stock Option Plan.
The exercise price of all options was established by the Compensation Committee at the time of grant, provided that the exercise price would not be less than the market price of the common shares on the date of grant. Under the Stock Option Plan, market price was equal to the volume weighted average trading price of the common shares on the NASDAQ (the principal stock exchange on which the common shares were listed for trading) for the five trading days immediately preceding the date on which the option is granted. The expiry of options was also established by the Compensation Committee at the time of the grant, provided that the options have a maximum term of ten years. The Compensation Committee determined when any option will become exercisable and whether the option will be exercisable in installments or pursuant to a vesting schedule. In the event of a change of control, vesting may be accelerated.
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
On March 12, 2015, Atlas granted 200,000 restricted Ordinary shares and options to purchase 200,000 common shares under the Equity Incentive Plan, all of which were granted to the Company’s officers. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on book value growth equal to an annual 15% return on average equity is attained. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such unvested installment shall carry forward and can vest in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable cumulative performance target expected through such year. The options have an exercise price of $20.29 per share and expire on March 12, 2025. In the event of a change of control, vesting may be accelerated.
On December 31, 2018, Atlas granted 17,524 restricted stock units under the Equity Incentive Plan, all of which were granted to the Company's independent directors. The awards vest in three equal installments on January 1 of each of the next three years, beginning on January 1, 2019. The restricted stock units were approved by the Board of Directors during March 2018.

Outstanding Equity Awards at 2020 Fiscal Year End
The following table sets forth all equity awards held by the Named Executive Officers that were outstanding at the end of the most recently completed fiscal year.

Outstanding Equity Awards as at December 31, 2020
		Option Awards				Stock Awards
Name and Principal Position	Grant date	Number of securities underlying unexercised options (#) exercisable [1]	Number of securities underlying unexercised options (#) unexercisable [1]	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Wollney Chairman, President and Chief Executive Officer	March 6, 2014	54,500	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	—	20,000	$20.29	March 12, 2025	—	—	80,000	$9,600
Paul A. Romano Vice President and Chief Financial Officer	March 6, 2014	35,000	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	—	5,000	$20.29	March 12, 2025	—	—	20,000	$2,400
Joseph Shugrue Chief Operating Officer	March 6, 2014	28,500	—	$13.26	March 6, 2024	—	—	—	—
	March 12, 2015	—	5,000	$20.29	March 12, 2025	—	—	20,000	$2,400
1The March 6, 2014 grants vest equally on the first, second and third anniversary dates of the grant date. The March 12, 2015 grants vest 20% equally on the first, second, third, fourth and fifth anniversary pending a return on equity as described in the “Equity Incentive Plan” section of this Proxy Statement.
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

If terminated without Cause:	Continuation of base salary for: [1]	Lump-sum payment equal to:	Continuation of employee health benefits covered under COBRA for: [1,2]
2020	12 months	Most recently awarded bonus	12 months
2019	12 months	Most recently awarded bonus	12 months
1The continuation of base salary and COBRA benefits will cease on the first of the month immediately following the date on which the executive becomes employed by a subsequent employer.
2Continuation coverage will continue for the period set forth in this column, or the maximum period of time allowed by law, if shorter.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information concerning the beneficial ownership of the common shares held on April 8, 2021 by (i) each person known to us to own beneficially more than 5% of the total issued and outstanding common shares, (ii) each of our directors and director nominees, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group.
The options included in the below beneficial ownership table are exercisable within 60 days of April 8, 2021. Unless otherwise indicated, each person has sole voting and investment power over the shares listed.

Name and Address of Beneficial Owner	Number of Voting Shares Owned [1,2]	Percentage of Total Outstanding Voting Shares [1,2]
5% Beneficial Owners
American Financial Group, Inc. [3] Great American Insurance Group Tower 301 East Fourth Street Cincinnati, OH 45202	2,387,368	19.8%
Baleen Capital Management [4] 811 SW 6th Ave, Suite 1000 Portland, OR 97204	614,354	5.1%
Executive Officers and Directors
Scott Wollney	574,913	4.8%
Jordan Kupinsky	65,162	*
Walter Walker	392,003	3.3%
Ronald E. Konezny	2,284	*
Paul Romano	188,675	1.6%
Joseph Shugrue	133,193	1.1%
All Directors and Executive Officers as a Group (7 individuals)	1,481,161	12.3%
*     Indicates that ownership is less than 1%
1As of April 8, 2021, there were 12,047,334 common shares outstanding. Included in the shares above are the following convertible securities, exercisable within 60 days of April 8, 2021, that are deemed to be beneficially owned by the persons holding them for the purpose of computing that person’s percentage ownership: Scott Wollney holds 74,500 options; Paul Romano holds 35,000 options; and Joseph Shugrue holds 28,500 options. The shares underlying these convertible securities are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.
2Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire beneficial ownership of the shares (for example, upon exercise of a vested option) within 60 days of the date as of which the information is provided. Any securities not outstanding which are subject to such acquisition rights shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares outstanding.
3The Schedule 13G/A filed by American Financial Group, Inc., a parent holding company, on February 2, 2021 states that as of December 31, 2020 it has sole power to vote and sole power to dispose of 2,387,368 common shares. These shares represent warrants to purchase 2,387,368 common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement. Such schedule also identifies Great American Insurance Company, an insurance company, as the subsidiary which acquired the security being reported on by the parent holding company.
4The Schedule 13G filed by Baleen Capital Management LLC, an investment adviser, on February 3, 2021 states that as of November 24, 2020, has sole power to vote and sole power to dispose of 614,354 common shares.

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
Directors are considered independent if they are not an executive officer or employee of the Company and have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. There are four directors on the Board, of which three are independent directors as defined by Nasdaq Rules. Scott Wollney is not independent, as he is a member of our management. A majority of the Board is independent. Mr. Pratt and Mr. Fitzgerald who resigned from the Board effective August 1, 2020 and September 16, 2020, respectively, were also independent directors.
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
As further described below, the Company has participated in certain investments with Kingsway America, Inc., some of which involve participation by former Company director John T. Fitzgerald. The aggregate value of the investment described below, which is held by Global Liberty, makes up approximately 22.5% of the Company’s investment portfolio as of December 31, 2020 and is included in assets held for sale on the Consolidated Statements of Financial Position. The related party transaction described below is consistent with the Company’s current investment guidelines and have been reviewed and approved by both the Investment Committee of the Company’s Board of Directors as well as the Audit Committee pursuant to the Company’s policy on related party transactions described above.
Real Estate Investment
Global Liberty and Kingsway America, Inc. have participated in the following transaction involving the acquisition and management of revenue producing real estate.
As of December 31, 2020, the Company, Kingsway America Inc. and a third party real estate manager have investments in a venture with the purpose of acquiring, improving and managing underutilized retail real estate. Total aggregate investment in this venture by the three parties is approximately $2.4 million, with Global Liberty and Kingsway America Inc. investing approximately $1.3 million and $656,000, respectively. The outstanding third party debt as of December 31, 2020 totaled $3.4 million. Principal and interest paid totaled $67,700 and $147,800 during the year ended December 31, 2020

Item 14. Principal Accounting Fees and Services
Audit and Non-Audit Fees
The aggregate fees billed by the Company’s external auditor for the financial years ending December 31, 2020 and December 31, 2019, are set out in the table below.

(US$)	Year	Audit Fees[1]	Audit-Related Fees[2]	Tax Fees[3]	All Other Fees[4]
Auditor
Baker Tilly US, LLP	December 31, 2020	$522,335	Nil	Nil	Nil
Baker Tilly US, LLP	December 31, 2019	$669,806	Nil	Nil	Nil
1Fees related to our annual audit, review of our quarterly reports on Form 10-Q and review of documents filed with the SEC.
2Fees related to procedures associated with the adoption of the new accounting standards and acquisitions.
3Fees related to tax compliance services and tax preparation services.
4Fees for other incidental expenses.
Pre-Approval Policies and Procedures
The Audit Committee has adopted specific policies and procedures for the engagement of non-audit services as described in its charter which is available on the Company's website at www.atlas-fin.com in the “Corporate Governance” section under Investor Relations. The Audit Committee shall approve all audit engagements and pre-approve the provision by the external auditors of all non-audit services, including fees and terms for all audit engagements and non-audit engagements, and in such regard the Audit Committee may establish the types of non-audit services the external auditors shall be prohibited from providing and shall establish the types of audit, audit related and non-audit services for which the Audit Committee will retain the external auditors. The Audit Committee may delegate to one or more of its members the authority to pre-approve non-audit services, provided that any such delegated pre-approval shall be exercised in accordance with the types of particular non-audit services authorized by the Audit Committee to be provided by the external auditor and the exercise of such delegated pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approval. The Audit Committee has reviewed and approved the occurrence of all of the fees described above for 2020 and 2019.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Part II, Item 8.
•Consolidated Statements of Operations
•Consolidated Statements of Financial Position
•Consolidated Statements of Shareholders’ Equity (Deficit)
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
(a) (2) The following additional financial statement schedules and independent auditors’ report are furnished herewith pursuant to the requirements of Form 10-K:
•Schedules required to be filed under the provisions of Regulation S-X Article 7:
–Schedule II - Condensed Financial Information of Registrant
–Schedule IV - Reinsurance
–Schedule V - Valuation and qualifying accounts
–Schedule VI - Supplemental information concerning property - casualty insurance operations
•All other schedules pursuant to Article 7 of Regulation S-X are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or in the notes thereto.
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

10.30	Paycheck Protection Program Promissory Note dated May 1, 2020, between American Insurance Acquisition Inc. and Fifth Third Bank, National Association
10.31
Stock Purchase Agreement dated May 8, 2020 by and among American Insurance Acquisition, Inc., the Director of Insurance of the State of Illinois, Robert Muriel, acting solely in his capacity as the statutory and court-affirmed successor to and rehabilitator of Gateway Insurance Company and Buckle Corp.

10.32	Paycheck Protection Program Promissory Note dated February 7, 2021, between American Insurance Acquisition Inc. and Fifth Third Bank, National Association

14	Code of Business Conduct and Ethics (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
21	List of Subsidiaries
23.1	Consent of Baker Tilly US, LLP

Item 31 – Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Item 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 101 - Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
1Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.
2Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012.
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
April 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Wollney	Chairman, President, and Chief Executive Officer	April 15, 2021
Scott D. Wollney
/s/ Paul A. Romano	Vice President and Chief Financial Officer (Principal Accounting Officer)	April 15, 2021
Paul A. Romano
/s/ Ronald E. Konezny	Director	April 15, 2021
Ronald E. Konezny
/s/ Jordan M. Kupinsky	Director	April 15, 2021
Jordan M. Kupinsky
/s/ Walter F. Walker	Director	April 15, 2021
Walter F. Walker

Schedule II – Condensed Financial Information of Registrant
Statements of Operations

($ in ‘000s)	Year ended December 31,
	2020	2019
Net investment income (expense)	$—	$(6)
Other underwriting expense	(4,469)	(6,254)
Interest expense	(1,856)	(1,897)
Loss from operations before income taxes	(6,325)	(8,157)
Income tax expense (benefit)	905	(392)
Loss before equity in net loss of subsidiaries	$(7,230)	$(7,765)
Equity in net loss of subsidiaries	(5,500)	(12,661)
Net loss	$(12,730)	$(20,426)

Other comprehensive income:
Changes in net unrealized investment gains	161	1,917
Reclassification to net (loss) income	(155)	2,243
Other comprehensive income	6	4,160
Total comprehensive loss	$(12,724)	$(16,266)

Statements of Financial Position

($ in ‘000s, except share and per share data)	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,106	$1,966
Investment in subsidiaries	24,889	28,782
Total Assets	$26,688	$30,748

Liabilities
Notes payable, net	$24,704	$24,479
Other liabilities and accrued expenses	22,876	14,730
Total Liabilities	$47,580	$39,209

Shareholders’ Equity
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: December 31, 2020 - 12,248,798 and December 31, 2019 12,198,319; shares outstanding: December 31, 2020 - 11,993,293 and December 31, 2019 - 11,942,812	$37	$36
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2020 and December 31, 2019 - 0	—	—
Additional paid in capital	81,840	81,548
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at December 31, 2020 and December 31, 2019, respectively	(3,000)	(3,000)
Retained deficit	(100,199)	(87,469)
Accumulated other comprehensive income, net of tax	430	424
Total Shareholders’ Equity	$(20,892)	$(8,461)
Total Liabilities and Shareholders’ Equity	$26,688	$30,748

See accompanying Notes to Condensed Financial Information of Registrant.

Schedule II (Continued) – Condensed Financial Information of Registrant
Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2020	2019
Operating activities:
Net loss	$(12,730)	$(20,426)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Equity in net loss of subsidiaries	5,500	12,661
Share-based compensation expense	292	872
Amortization of financing costs	224	224
Net changes in operating assets and liabilities:
Other assets	(693)	—
Other liabilities and accrued expenses	8,147	8,264
Net cash flows provided by operating activities	740	1,595

Financing activities:
Capital contribution	(1,600)	—
Net cash flows (used in) provided by financing activities	(1,600)	—

Net change in cash and cash equivalents	(860)	1,595
Cash and cash equivalents, beginning of year	1,966	371
Cash and cash equivalents, end of year	$1,106	$1,966

Supplemental disclosure of cash paid (recovered) for:
Interest	$1,656	$1,656
Income taxes	(801)	5,763
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
Atlas has not received cash dividends from its subsidiaries since its inception on December 31, 2010.
Schedule IV – Reinsurance

($ in ‘000s)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
Premiums Earned
December 31, 2020	$—	$—	$—	$—	—%

December 31, 2019	$149,609	$(66,322)	$26,954	$110,241	24.5%

Schedule V – Valuation and Qualifying Accounts

($ in ‘000s)	Balance at Beginning of Period	Charged to Expenses	Other Additions	Deductions	Balance at End of Period
December 31, 2020
Allowance for uncollectible receivables	$800	$169	$—	$(169)	$800
Valuation allowance for deferred tax assets	3,143	1,410	—	—	4,553

December 31, 2019
Allowance for uncollectible receivables	$5,115	$3,596	$—	$(7,911)	$800
Valuation allowance for deferred tax assets	25,415	2,113	—	(24,385)	3,143
Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

($ in ‘000s)	Year ended December 31,
	2020	2019
Net premiums earned	$—	$110,241
Net investment income	—	1,902
Claims and claims adjustment expenses incurred
Current year	—	78,612
Prior year	—	2,155
Amortization of deferred policy acquisition costs	—	11,825
Paid claims and claims adjustment expenses	—	112,146
Gross premiums written	—	160,684