Form 10-Q
period 2021-03-31
Atlas Financial Holdings, Inc.
filed 2021-05-17
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2021	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 12,047,334 shares of the registrant’s common stock outstanding as of April 30, 2021, all of which are ordinary voting common shares. There are no restricted voting common shares outstanding. Of the registrant’s ordinary voting common shares outstanding, 10,701,784 shares as of April 30, 2021 were held by non-affiliates of the registrant.
For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2021

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	March 31, 2021	December 31, 2020
Assets	(unaudited)
Cash and cash equivalents	$2,960	$5,238
Restricted cash	3,879	5,287
Premiums receivable (net of allowance of $800 and $800)	12,986	13,442
Intangible assets, net	2,137	2,235
Property and equipment, net	18,131	18,815
Right-of-use asset	728	888
Notes receivable	18,017	18,017
Other assets	2,278	1,895
Assets held for sale	48,101	53,885
Total assets	$109,217	$119,702
Liabilities
Premiums payable	$17,955	$19,416
Lease liability	880	1,091
Due to deconsolidated affiliates	19,091	19,170
Notes payable, net	38,029	36,168
Other liabilities and accrued expenses	3,071	4,342
Liabilities held for sale	53,794	60,407
Total liabilities	$132,820	$140,594
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: March 31, 2021 - 12,302,839 and December 31, 2020 - 12,248,798; shares outstanding: March 31, 2021 - 12,047,334 and December 31, 2020 - 11,993,293	$37	$37
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2021 and December 31, 2020 - 0	—	—
Additional paid-in capital	81,850	81,840
Treasury stock, at cost: 255,505 shares of ordinary voting common shares at March 31, 2021 and December 31, 2020, respectively	(3,000)	(3,000)
Retained deficit	(102,749)	(100,199)
Accumulated other comprehensive income, net of tax	259	430
Total shareholders' deficit	$(23,603)	$(20,892)
Total liabilities and shareholders' deficit	$109,217	$119,702

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended March 31,
	2021	2020
	(unaudited)
Commission income	$1,693	$2,052
Net realized gains	12	—
Other income	636	154
Total revenue	2,341	2,206
Acquisition costs	894	1,409
Other underwriting expenses	3,482	3,509
Amortization of intangible assets	98	98
Interest expense, net	569	320
Total expenses	5,043	5,336
Loss from operations before income taxes	(2,702)	(3,130)
Income tax expense	—	104
Loss from continuing operations	(2,702)	(3,234)
Income (loss) from discontinued operations, net of tax	152	(57)
Net loss	$(2,550)	$(3,291)

Basic net (loss) income per share attributable to common shareholders
Continuing operations	$(0.22)	$(0.27)
Discontinued operations	0.01	—
Net loss	$(0.21)	$(0.27)
Diluted net (loss) income per share attributable to common shareholders
Continuing operations	$(0.22)	$(0.27)
Discontinued operations	0.01	—
Net loss	$(0.21)	$(0.27)
Basic weighted average common shares outstanding	12,023,655	11,914,849
Diluted weighted average common shares outstanding	12,023,655	11,914,849

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(2,550)	$(3,291)

Other comprehensive loss:
Changes in net unrealized investment losses	(13)	(58)
Reclassification to net loss	(158)	(91)
Other comprehensive loss	(171)	(149)
Total comprehensive loss	$(2,721)	$(3,440)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(3,291)	—	(3,291)
Other comprehensive loss	—	—	—	—	—	(149)	(149)
Share-based compensation	—	—	179	—	—	—	179
Balance March 31, 2020 (unaudited)	36	—	81,727	(3,000)	(90,760)	275	(11,722)

Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Net loss	—	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	(171)	(171)
Share-based compensation	—	—	10	—	—	—	10
Balance March 31, 2021 (unaudited)	37	—	81,850	(3,000)	(102,749)	259	(23,603)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Three months ended March 31,
	2021	2020
	(unaudited)
Operating activities:
Net loss	$(2,550)	$(3,291)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income from discontinued operations, net of taxes	(152)	57
Depreciation and amortization	684	869
Share-based compensation expense	10	179
Amortization of intangible assets	98	98
Net realized gains	(12)	—
Amortization of financing costs	56	56
Net changes in operating assets and liabilities:
Premiums receivable, net	(444)	9,854
Other assets	(383)	(1,935)
Premiums payable	(1,461)	(12,169)
Due to deconsolidated affiliates	(78)	902
Other liabilities and accrued expenses	(1,271)	(1,601)
Net cash flows used in operating activities - continuing operations	(5,503)	(6,981)
Net cash flows used in operating activities - discontinued operations	(494)	(6,602)
Net cash flows used in operating activities	(5,997)	(13,583)
Investing activities:
Purchases of:
Property, equipment and other	—	(121)
Proceeds from sale of:
Property, equipment and other	12	—
Net cash flows provided by (used in) investing activities - continuing operations	12	(121)
Net cash flows provided by investing activities - discontinued operations	2,705	5,933
Net cash flows provided by investing activities	2,717	5,812
Financing activities:
Proceeds from notes payable	2,000	—
Repayment of notes payable	(195)	(186)
Net cash flows provided by (used in) financing activities - continuing operations	1,805	(186)
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by (used in) financing activities	1,805	(186)

Net change in cash and cash equivalents and restricted cash - continuing operations	(3,686)	(7,288)

Cash and cash equivalents and restricted cash, beginning of period	13,554	23,859
Less: cash and cash equivalents of discontinued operations - beginning of period	3,029	7,712
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	10,525	16,147
Cash and cash equivalents and restricted cash of continuing operations, end of period	$6,839	$8,859

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$—	$52
Interest	499	509
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
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty Insurance Company of New York (“Global Liberty”), and as a result, Global Liberty has been classified as a discontinued operation since.
Atlas’ ordinary common shares are listed on the OTC Markets system under the symbol “AFHIF”.
Basis of Presentation
These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Atlas and the entities it controls. Equity investments in entities that we do not consolidate, including corporate entities in which we have significant influence and partnership and partnership-like entities in which we have more than minor influence over operating and financial policies, are accounted for under the equity method unless we have elected the fair value option. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2020, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.

Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are recorded in the accounting period in which they are determined Significant estimates in the accompanying financial statements include revenue recognition, evaluation of assets for impairment, deferred tax asset valuation, and allowances on premiums receivable.
Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As a managing general agency (an “MGA”), AGMI has contracts with various insurance carriers which determines AGMI’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally gross written premiums, net of cancellations and refunds. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where the Company issues a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services, which is allocated to the service bundle and not to any individual obligation under the various contracts.
Seasonality
The property and casualty (“P&C”) insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively.
Operating Segments
The Company operates in one business segment, the Managing General Agency segment.
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the three months ended March 31, 2021, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2020, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2021 have been adopted by the Company.
3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2021
Trade name and trademark	15 years	$1,800	$734	$1,066
Customer relationship	10 years	2,700	1,629	1,071
		$4,500	$2,363	$2,137

As of December 31, 2020
Trade name and trademark	15 years	$1,800	$703	$1,097
Customer relationship	10 years	2,700	1,562	1,138
		$4,500	$2,265	$2,235

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended March 31,
	2021	2020
Basic
Loss from continuing operations before income taxes	$(2,702)	$(3,130)
Income tax expense	—	104
Net loss attributable to common shareholders from continuing operations	$(2,702)	$(3,234)
Basic weighted average common shares outstanding	12,023,655	11,914,849
Loss per common share basic from continuing operations	$(0.22)	$(0.27)

Diluted
Basic weighted average common shares outstanding	12,023,655	11,914,849
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	12,023,655	11,914,849
Loss per common share diluted from continuing operations	$(0.22)	$(0.27)
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
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three months ended March 31, 2021 and 2020, all exercisable stock options were deemed to be anti-dilutive.
5. Contracts with Customers
The revenue included as commission income for three months ended March 31, 2021 and 2020 totaled $1.7 million and $2.1 million, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Consolidated Statements of Financial Position as of March 31, 2021 and December 31, 2020:

Components of Commission Receivables
($ in ‘000s)	Three months ended March 31, 2021	Twelve months ended December 31, 2020
Commission receivable, beginning of period	$2,577	$1,428
Commission revenue	1,693	5,195
Net change in cash received	(1,904)	(4,046)
Commission receivable, end of period	$2,366	$2,577

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended March 31,
	2021		2020
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(568)	21.0%	$(657)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	560	(20.7)	791	(25.2)
Nondeductible expenses	1	—	—	—
Stock compensation	7	(0.3)	12	(0.4)
Tax rate differential	—	—	(42)	1.3
Provision for income taxes for continuing operations	$—	—%	$104	(3.3)%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2021		2020
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$32	21.0%	$(122)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(32)	(21.0)	(202)	34.9
Nondeductible expenses	—	—	2	(0.1)
Tax rate differential	—	—	(200)	34.3
Provision for income taxes for discontinued operations	$—	—%	$(522)	90.1%

Components of Income Tax Expense - Continuing Operations
($ in ‘000s)	Three months ended March 31,
	2021	2020
Current tax expense	$—	$104

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2021	2020
Current tax benefit	$—	$(522)

During 2013 and 2019, due to shareholder activity, “triggering events” as determined under IRC Section 382 may have occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	March 31, 2021	December 31, 2020
Gross deferred tax assets:
Losses carried forward	$16,844	$16,408
Claims liabilities and unearned premium reserves	495	496
Investment in affiliates	23,870	23,870
Bad debts	168	168
Stock compensation	272	279
Other	319	203
Valuation allowance	(33,984)	(33,420)
Total gross deferred tax assets	7,984	8,004

Gross deferred tax liabilities:
Deferred policy acquisition costs	55	134
Investments	84	122
Fixed assets	1,224	1,344
Intangible assets	449	469
Other	6,172	5,935
Total gross deferred tax liabilities	7,984	8,004
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of March 31, 2021 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	4,973
2019	Indefinite	6,306
2020	2040	31,300
2020	Indefinite	4,687
2021	2041	533
2021	Indefinite	1,543
Total		$80,211

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $34.0 million and $33.4 million for its gross future deferred tax assets as of March 31, 2021 and December 31, 2020, respectively.

Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three months ended March 31, 2021 and 2020. Tax year 2017 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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
8. Property and Equipment

Property and Equipment Held
($ in ‘000s)	March 31, 2021	December 31, 2020
Buildings[1]	$7,425	$7,425
Land[1]	1,840	1,840
Building improvements	9,031	9,031
Leasehold improvements	193	193
Internal use software	12,795	12,795
Computer equipment	1,838	1,838
Furniture and other office equipment	1,097	1,121
Total	$34,219	$34,243
Accumulated depreciation and amortization	(16,088)	(15,428)
Total property and equipment, net	$18,131	$18,815

1 Listed for sale
Depreciation expense and amortization from continuing operations was $684,000 and $869,000 for the three months ended March 31, 2021 and 2020, respectively. For the year ended December 31, 2020, depreciation expense and amortization from continuing operations was $3.2 million.
For the three months ended March 31, 2021 and 2020, the Company capitalized $0 and $110,000, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $302,000 and $402,000 for the three months ended March 31, 2021 and 2020, respectively.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $119,000 and $154,000 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense related to the building and its improvements was $284,000 and $265,000 for the three months ended March 31, 2021 and 2020, respectively.
Realized gains on disposals of fixed assets totaled $12,000 and $0 for three months ended March 31, 2021 and 2020, respectively.

9. Share-Based Compensation
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
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Three months ended March 31,
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	—	C$—	27,195	C$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding, end of period	—	C$—	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	181,500	US$13.51	375,000	US$17.01
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	(193,500)	18.73
Outstanding, end of period	181,500	US$13.51	181,500	US$13.51

There are no stock options that are exercisable as of March 31, 2021. The stock option grants outstanding have a weighted average remaining life of 2.97 years and have a fair value of $0 as of March 31, 2021.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three months ended March 31, 2021 and 2020, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During the first quarter of 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets. Also during the first quarter of 2020, an additional 53,500 options were canceled due to the departure of a former officer. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. As of March 31, 2021 all of the RSU grants have vested.
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Three months ended March 31,
	2021		2020
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	$3,301	$10.22	$171,682	$17.46
Granted	—	—	—	—
Vested	(3,301)	0.12	(5,841)	10.22
Canceled	—	—	(160,000)	9.62
Non-vested, end of period	$—	$—	$5,841	$10.22

During the first quarter of 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets. Also during the first quarter of 2020, an additional 20,000 restricted common shares were canceled due to the departure of a former officer.
In accordance with Accounting Standards Codification (“ASC”) 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $10,000 and $179,000 in share-based compensation expense, including income tax expense, for the three months ended March 31, 2021 and 2020. As of March 31, 2021, there was no unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares.
10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $0 and $10,000 for the three months ended March 31, 2021 and 2020, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $0 and $3,000 for the three months ended March 31, 2021 and 2020, respectively. The matching portion of this plan was suspended during the third quarter of 2020.

11. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		March 31, 2021			December 31, 2020
	Shares Authorized	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,302,839	12,047,334	$37	12,248,798	11,993,293	$37
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,302,839	12,047,334	$37	12,248,798	11,993,293	$37

There were 0 and 3,301 non-vested RSUs as of March 31, 2021 and December 31, 2020, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the three months ended March 31, 2021, the Company issued 54,041 ordinary voting common shares of which 50,740 ordinary voting common shares were issued under the near term incentive program while 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs. During the year ended December 31, 2020, the Company issued 210,481 ordinary voting common shares of which 202,100 ordinary voting common shares were issued under the near term incentive program while 8,381 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the year ended December 31, 2020, 140,000 ordinary voting restricted common shares were canceled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer.
Warrants
The Schedule 13G/A filed by American Financial Group, Inc. a parent holding company, on February 2, 2021 states that as of December 31, 2020, it has sole voting power to vote and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Mezzanine Equity
There were no preferred shares outstanding as of March 31, 2021 and December 31, 2020.
12. Leases
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of March 31, 2021 or 2020.

Lease Expense
($ in ‘000s)	Three months ended March 31,
	2021	2020
Operating leases	$169	$190
Variable lease cost	92	89
Total	$261	$279

Other Operating Lease Information
($ in ‘000s)	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$261	$279
Right-of-use assets obtained in exchange for new lease liabilities	—	—
Total	$261	$279

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of March 31, 2021
Remainder of 2021	$672
2022	179
2023	23
Total lease payments	$874
Impact of discounting	6
Operating lease liability	$880

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of March 31, 2021
Lease right-of-use asset	Right-of-use asset	$728

Weighted-average remaining lease term		1.0 year
Weighted-average discount rate		3.6%

13. Related Party Transactions
During the year-ended December 31, 2020, a portion of Global Liberty’s investment portfolio, which is included in “Assets held for sale” on the Condensed Consolidated Statements of Financial Position, included investment vehicles that were considered related-party transactions. As of December 31, 2020, these related-party transactions made up approximately 22.5%, of the Company’s investment portfolio. In these transactions, one or more of the Company’s former directors or entities affiliated with such directors invest in and/or manage these vehicles.  These related-party transactions are consistent with the Company’s investment guidelines and have been reviewed and approved by the Investment Committee of the Company’s Board of Directors. With the retirement of these former directors from the Atlas Board of Directors during 2020, these investments are no longer considered related-party transactions.

14. Notes Payable
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
On November 10, 2016, American Insurance Acquisition, Inc. (“AIAI”) entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage rate is secured by the Company’s headquarters and was previously eliminated in consolidation. The amounts payable as of March 31, 2021 are due to the ASI Pool Companies.
On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association (“Fifth Third”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on May 1, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan is payable in 18 equal monthly payments of $257,611.48 which was to commence December 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. AIAI has applied for loan forgiveness pursuant to the terms of the PPP as certain of the criteria have been met and is awaiting the results of the forgiveness decision, and as a result, monthly payments will be deferred until final resolution of the forgiveness application process.
On February 7, 2021, AIAI entered into a Paycheck Protection Program Promissory Note with respect to a loan of $2,000,000 (the “Second PPP Loan”) from Fifth Third. The Second PPP Loan was obtained pursuant to the SBA’s Paycheck Protection Program Second Draw Loans under the Small Business Act (“SB Act”) and is subject to the terms and conditions of the SB Act, the CARES Act and related legislation and regulations (the “PPP Rules”). The Company was eligible for this Second PPP Loan because our equity securities are not a National Markets System stock traded on a national securities exchange as defined by Section 6 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Second PPP Loan matures on February 7, 2026 and bears interest at a rate of 1.0% per annum. The Company will not be obligated to make any payments of principal or interest if the Company submits a loan forgiveness application to Fifth Third within 10 months after the end of the Company’s covered loan forgiveness period (as defined and interpreted by the PPP Rules) and such loan forgiveness is allowed. If the Company does not submit a loan forgiveness application within 10 months after the end of the Company’s loan forgiveness covered period (or such forgiveness is not allowed), the Company must begin paying principal and interest after that period (or after notice that such forgiveness is not allowed).
Interest expense on notes payable was $569,000 and $564,000 for the three months ended March 31, 2021 and 2020, respectively.

Notes Payable Outstanding
($ in ‘000s)	March 31, 2021	December 31, 2020
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	4,601	4,601
1.0% Second PPP Loan due February 7, 2026	2,000	—
5.0% Mortgage due November 10, 2026	6,668	6,863
Total outstanding borrowings	38,269	36,464
Unamortized issuance costs	(240)	(296)
Total notes payable	$38,029	$36,168

15. Deconsolidation and Discontinued Operations
Deconsolidation
As part of the deconsolidation of the ASI Pool Companies which occurred on October 1, 2019, notes receivable from the ASI Pool Companies with an outstanding principal and accrued interest balances of $18.0 million due to AIAI are resented on the condensed consolidated statements of financial position. On May 1, 2015, AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and require prior written approval for the payment of interest and/or a reduction in principal. AIAI stopped accruing the interest receivable on these notes at their maturity date. These Surplus Notes could be used at some point by AIAI to offset future amounts payable due to the ASI Pool Companies related to income tax settlements and various other amounts due to the estates of the ASI Pool Companies that are in liquidation.
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation and the assets and liabilities are reported as held for sale and results of Global Liberty’s operations are reported separately for all periods presented. Global Liberty has not been sold within the one year guidance as set forth by ASC 205-20 to continue classifying Global Liberty as a discontinued operations. However, due to the confluence of events and circumstances beyond the Company’s control, ASC 205-20 provides for an exception to the one year guidance which the Company believes fits its situation. As a result of the Company applying the exception guidance, Global Liberty remains a discontinued operation as of March 31, 2021. The Company continues to move forward with the plans of selling Global Liberty pending certain regulatory and other matters occur prior to such sale.

Summary financial information for Global Liberty included in income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 is presented below:

Income (Loss) from Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2021	2020
Net premiums earned	$2,598	$4,867
Net investment loss	(64)	(29)
Net realized gains (losses)	145	(1,565)
Total revenue	2,679	3,273
Net claims incurred	883	596
Acquisition costs	910	2,068
Other underwriting expenses	734	1,188
Total expenses	2,527	3,852
Income (loss) from operations before income taxes	152	(579)
Income tax benefit	—	(522)
Net income (loss)	$152	$(57)

Statements of Comprehensive Loss
($ in ‘000s)	Three months ended March 31,
	2021	2020
Net income (loss)	$152	$(57)

Other comprehensive income:
Changes in net unrealized investments gains	(13)	(58)
Reclassification to net income (loss)	(158)	(91)
Other comprehensive loss	(171)	(149)
Total comprehensive loss	$(19)	$(206)

The assets and liabilities of Global Liberty are presented as discontinued operations and included in assets and liabilities held for sale in the condensed consolidated statements of financial position at March 31, 2021 and December 31, 2020 and are detailed as follows:

($ in ‘000s)	March 31, 2021	December 31, 2020
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $1,795 and $4,315)	$1,853	$4,544
Other investments	1,307	1,319
Total investments	3,160	5,863
Cash and cash equivalents	5,240	3,029
Accrued investment income	13	29
Reinsurance recoverables on amounts paid	1,172	581
Reinsurance recoverables on amounts unpaid	33,443	31,958
Prepaid reinsurance premiums	3,697	9,739
Deferred policy acquisition costs	264	637
Other assets	1,112	2,049
Total assets	$48,101	$53,885

Liabilities
Claims liabilities	$38,037	$38,499
Unearned premium reserves	8,588	14,545
Due to reinsurers	—	10
Other liabilities and accrued expenses	7,169	7,353
Total liabilities	$53,794	$60,407

16. Going Concern
Under ASC 205-40 (Going Concern), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the condensed consolidated financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the condensed consolidated financial statements are issued.
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) the $25 million of Senior Unsecured Notes maturing on April 26, 2022, (3) recurring operating losses for fiscal periods through March 31, 2021, (4) the Company’s negative equity, and (5) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date of the issuance of the March 31, 2021 interim financial statements.
In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the condensed consolidated financial statements are issued. Our future plans may potentially include, without limitation, one or more of the following: (1) securing incremental capital with the objective of potentially repurchasing some or all of the Senior Unsecured Notes at a discount to par, in the open market or otherwise, (2) securing equity or debt capital in private or public transactions, or (3) offering to exchange some or all of the Senior Unsecured Notes for debt, equity and/or other securities or other consideration, through privately negotiated transactions or otherwise. The constraints and requirements related to the Company’s current senior notes coupled with market conditions could create limitations with respect to such alternatives.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s business development efforts. Management also believes the Company may need to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the Company’s previously mentioned mitigating actions, we have therefore concluded there is substantial doubt about our ability to continue as a going concern through or beyond 12 months of the issue date of these interim financial statements.
The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern.
17. Subsequent Event
On April 22, 2021, the Company granted an aggregate of 1,016,000 options (“Options”) with an exercise price of $0.49 per common share of the Company to directors and managers, and executives. This exercise price is the average of the high bid and low asked prices on the date of the grant quoted on the OTC Bulletin Board Service.
The Options granted to management shall vest in three equal installments, with each installment vesting on the 1st, 2nd and 3rd anniversary of the date of the grant. The Options granted to independent directors vested immediately upon the date of the grant. The Options will expire on the 7th anniversary of the date of the grant. In the event of a change of control of the Company, or should a director or employee’s service with the Company be terminated other than for cause or voluntary resignation, any unvested Options will immediately vest.
All grants are made pursuant to the Company’s 2013 Equity Incentive Plan (the “Plan”) as previously approved by shareholders, and the description set forth herein is qualified in its entirety by the terms of such Plan.

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
Forward-Looking Statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
I. Company Overview
We are a technology and analytics driven financial services holding company incorporated under the laws of the Cayman Islands. Our primary business is generating, underwriting and servicing commercial automobile insurance policies in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector.
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”), we are focused on maintaining and recapturing business we have historically written in the taxi, livery/limo, paratransit and transportation network company sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. We believe that the specialized infrastructure and technology platforms we have developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, we believe our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform, which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.

The sector on which we traditionally focused included taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time transportation network company (“TNC”) drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any markets where our value proposition delivers benefit to all stakeholders. AGMI distributes our products through a network of independent retail agents and actively wrote insurance in 41 states and the District of Columbia during 2020. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Factors Affecting Our Results of Operations
We generate commission revenue from selling insurance policies in the commercial auto markets on behalf of our insurance carrier partners, which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents whom we believe are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents, comprised of both existing core agents and the number of new agents that we contract to sell new policies. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to maintain agent productivity.
The amount of revenue we expect to recognize is based on multiple factors, including our commission rates with our insurance carrier partners and the market demand for the types of products we offer. The higher our hit ratios on new policies and the higher our retention ratios on our renewal policies, the more revenue we expect to generate. Additionally, we may earn certain volume-based compensation from some unrelated risk taking partners, which can include a renewal rights component. Our goal is to maximize policyholder lifetime value by optimizing efficiency and scale, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience by endeavoring to support our distribution channel effectively and providing insurance solutions that meet the specific needs of our customers.
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
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019 and 2020, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from our results since October 1, 2019 while Global Liberty has been classified as discontinued operations since October 1, 2019. The following metrics discussed in the MD&A have changed as a result of the deconsolidation of the ASI Pool Companies and classification of Global Liberty as a discontinued operation.

II. Operating Results
Highlights
•Commission income was $1.7 million for the three months ended March 31, 2021 compared to $2.1 million for the three months ended March 31, 2020.
•Total revenue was $2.3 million for the three months ended March 31, 2021, an increase of 6.1% from $2.2 million for the three months ended March 31, 2020.
•Loss from operating activities was $2.8 million in first quarter 2021 compared to a loss from operating activities of $3.0 million in first quarter 2020.
•Net loss from continuing operations was $2.7 million, or $0.22 loss per common share diluted, in first quarter 2021 compared to a net loss from continuing operations of $3.2 million, or $0.27 loss per common share diluted, in first quarter 2020.
•Net income from discontinued operations was $152,000, or $0.01 earnings per common share diluted, in first quarter 2021 compared to net loss from discontinued operations of $57,000, or $0.00 earnings per common share diluted, in first quarter 2020.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended March 31,
	2021	2020
Commission income	$1,693	$2,052
Underwriting expense:
Acquisition costs	894	1,409
Share-based compensation	10	179
Other underwriting expenses	3,570	3,428
Total underwriting expenses	4,474	5,016
Loss from operating activities, before income taxes	(2,781)	(2,964)
Interest expense, net	(569)	(320)
Realized gains and other income	648	154
Net loss before income taxes	(2,702)	(3,130)
Income tax expense	—	104
Income (loss) from discontinued operations, net of tax	152	(57)
Net loss	$(2,550)	$(3,291)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.22)	$(0.27)

Revenues
Our commission and fee income is derived from policies and premium produced by AGMI on behalf of unrelated strategic risk-taking partners (“insurance carrier partners”). Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies with whom we partner. The Company’s philosophy is to prioritize the improvement in profit margin over top line growth. As with all P&C insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
Expenses
Acquisition costs consist principally of brokerage and agent commissions paid to our external producers.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses incurred primarily in connection with our MGA and holding company operations. Approximately $2.7 million of our other underwriting expenses in the quarter related to the continuing operations of AGMI (which includes non-cash depreciation and amortization of $213,000) and the remaining $799,000 relates to the Company’s headquarters building, which is listed for sale, and other holding company expenses. We believe that because a portion of our personnel and other expenses are relatively fixed in nature, changes in premium production may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI.
Commission Income
AGMI earns commission for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our condensed consolidated statements of operations as commission revenue. Our contracts with our insurance carrier partners contain a commission percentage that is used to compute the total commission due per policy written. We also generate fee income in connection with individual policies as well as professional services provided to our business partners under contractual arrangements. Our commission revenue is recognized upon the sale or renewal of a policy. Certain of our contractual arrangements also include a profit related contingent commission component. After a policy is sold, we have policy management obligations to the policyholder and the insurance carrier partner, including, but not limited to, policy endorsements, policy cancellations and policy restatements. Therefore, we do incur additional expense related to our policy management requirements. Most costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy and are characterized in our financial statements as Other Underwriting Expenses.
Commission income for the three months ended March 31, 2021 totaled $1.7 million compared to $2.1 million for the three months ended March 31, 2020. The decrease was mainly attributed to the following:
•$1.3 million decrease in commission income related to the sale of renewal rights on large paratransit accounts in 2020, offset by:
•$544,000 increase due to policy credits issued during Q1 2020 as part of COVID-19 state mandates and directives; and
•$428,000 increase in commission income relating to new programs.

Geographic Concentration

Gross Premiums Produced by State
($ in ‘000s)	Three months ended March 31,
	2021		2020
New York	$3,227	34.9%	$3,207	27.7%
Minnesota	1,441	15.6	311	2.7
California	1,214	13.1	1,812	15.7
Virginia	1,189	12.9	1,420	12.3
Illinois	332	3.6	(61)	(0.5)
Indiana	252	2.7	458	4.0
South Carolina	228	2.5	335	2.9
Nevada	159	1.7	—	—
Wisconsin	141	1.5	78	0.7
New Jersey	134	1.4	342	3.0
Other	918	10.1	3,676	31.7
Total	$9,235	100.0%	$11,578	100.0%

Acquisition Costs
Acquisition costs for the three months ended March 31, 2021 were $894,000 compared to $1.4 million for the three months ended March 31, 2020, respectively, and represent commissions paid to retail agents who sell insurance policies. The decrease in acquisition costs resulted from the decrease in production of $2.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Other Underwriting Expenses
Other underwriting expenses for the three months ended March 31, 2021 and 2020 were $3.5 million and $3.5 million, respectively. Although the other underwriting expenses appear flat quarter over quarter, there were some shifts in expenses that are outlined as follows:
•$3.2 million increase related to the elimination of shared services related to the deconsolidated entities;
•$413,000 increase in the reduction of shared services related to Global Liberty;
•$1.5 million decrease in salaries and benefits related to the reduction in force;
•$761,000 decrease related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$744,000 decrease in professional services related to the strategic shift of the Company;
•$184,000 decrease in depreciation and amortization;
•$220,000 decrease in corporate insurance costs due to the decline in enterprise value;
•$144,000 decrease in occupancy costs due to the impact from COVID-19 and the Company’s work-force working from home; and
•$98,000 decrease in all other expenses mainly due to the impact from COVID-19 and the Company’s work-force working from home.
Interest Expense, net
On April 26, 2017, Atlas issued $25.0 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $470,000 and $470,000 for the three months ended March 31, 2021 and 2020, respectively. On November 10, 2016, AIAI entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three months ended March 31, 2021 and 2020 was $85,000 and $94,000, respectively. On May 1, 2020, AIAI entered into a PPP Loan pursuant to the the CARES Act that bears interest at a rate of 1.0% per annum. Interest expense on the PPP Loan for the three months ended March 31, 2021 was $11,000. On February 7, 2021, AIAI entered into the Second PPP Loan pursuant to the PPP Rules that bears interest at a rate of 1.0% per annum. Interest expense on the Second PPP Loan for the three months ended March 31, 2021 was $3,000. AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes for the three months ended March 31, 2021 and 2020 was $0 and $241,000, respectively.
Other Income
Atlas recorded other income of $636,000 and $154,000 for the three months ended March 31, 2021 and 2020, respectively. The increase resulted from professional services income received by AGMI.
Income Taxes
Atlas recorded income tax expense of $0 and $104,000 for the three months ended March 31, 2021 and 2020, respectively, as a result of having a 100% valuation allowance on the Company’s net deferred tax assets .
During 2013 and 2019, due to shareholder activity, “triggering events” as determined under IRC Section 382 occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss and other carryforwards generated prior to the “triggering events” will be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owing 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation, when there are multiple triggering events the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.
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
Net Loss and Loss per Common Share
Atlas had a net loss of $2.6 million during the three months ended March 31, 2021 compared to net loss of $3.3 million during the three months ended March 31, 2020. Loss per common share diluted was $0.21 for the three months ended March 31, 2021 compared to a net loss per common share diluted of $0.27 during the three months ended March 31, 2020, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	March 31, 2021	December 31, 2020
Common deficit	$(23,603)	$(20,892)
Common shares:
Common shares outstanding	12,047,334	11,993,293
Restricted stock units	—	3,301
Total common shares	12,047,334	11,996,594
Book value per common share outstanding	$(1.96)	$(1.74)
The change to book value per common share is attributed to the combined effects of the reasons cited in the ‘Commission Income,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Interest Expense, net,’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. Global Liberty funds their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from its parent. Global Liberty requires regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to Atlas are inadequate to service its obligations, Atlas would need to raise capital, sell assets or incur debt obligations.
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

Summary of Cash Flows
($ in ‘000s)	Three months ended March 31,
	2021	2020
Net cash flows used in operating activities	$(5,997)	$(13,583)
Net cash flows provided by investing activities	2,717	5,812
Net cash flows used in financing activities	1,805	(186)
Net decrease in cash	$(1,475)	$(7,957)

Cash used in operations during the three months ended March 31, 2021 was $6.0 million, compared to $13.6 million during the three months ended March 31, 2020. Cash used in the three months ended March 31, 2021 resulted from the change in operating assets and liabilities used for managing general agency operations.
Cash provided by investing activities during the three months ended March 31, 2021 was $2.7 million and resulted from the net sales and maturities of fixed income securities. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the three months ended March 31, 2020 was $5.8 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and other investments partially offset by the purchase of short-term investments and property and equipment purchases.
Cash provided in financing activities during the three months ended March 31, 2021 was a result of the Company receiving a Second PPP Loan (see “Part I, Item 1, Note 14, Notes Payable” offset by mortgage payments made to the ASI Pool Companies. Cash used in financing activities during the three months ended March 31, 2020 was cash used for mortgage payments to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the three months ended March 31, 2021 or during the year ended December 31, 2020.
Ability to Meet Financial Obligations
As discussed in greater detail in “Part I, Item 1, Note 16”, Going Concern, there is substantial doubt about whether the Company will have sufficient capital to operate through or beyond 12 months of the issue date of these interim financial statements unless the Company is successful in taking certain mitigating action (see Part I, Item 1, Note 16).
Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our president and chief executive officer and vice president and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president and chief financial officer to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

10.1(1)	Paycheck Protection Program Promissory Note dated February 7, 2021, between American Insurance Acquisition Inc. and Fifth Third Bank, National Association
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
1 Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2021

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 17, 2021	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer