Form 10-Q
period 2021-06-30
Atlas Financial Holdings, Inc.
filed 2021-08-10
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2021	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 12,047,334 shares of the registrant’s common stock outstanding as of August 9, 2021, all of which are ordinary voting common shares. There are no restricted voting common shares outstanding. Of the registrant’s ordinary voting common shares outstanding, 10,685,673 shares as of August 9, 2021 were held by non-affiliates of the registrant.
For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2021

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	June 30, 2021	December 31, 2020
Assets	(unaudited)
Cash and cash equivalents	$2,014	$5,238
Restricted cash	3,197	5,287
Premiums receivable (net of allowance of $800 and $800)	13,859	13,442
Intangible assets, net	2,040	2,235
Property and equipment, net	3,260	18,815
Right-of-use asset	566	888
Notes receivable	18,017	18,017
Other assets	1,977	1,895
Assets held for sale	57,870	53,885
Total assets	$102,800	$119,702
Liabilities
Premiums payable	$18,500	$19,416
Lease liability	663	1,091
Due to deconsolidated affiliates	19,091	19,170
Notes payable, net	33,354	36,168
Other liabilities and accrued expenses	3,446	4,342
Liabilities held for sale	50,544	60,407
Total liabilities	$125,598	$140,594
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 266,666,667 shares authorized, shares issued: June 30, 2021 - 12,302,839 and December 31, 2020 - 12,248,798; shares outstanding: June 30, 2021 - 12,047,334 and December 31, 2020 - 11,993,293	$37	$37
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2021 and December 31, 2020 - 0	—	—
Additional paid-in capital	82,006	81,840
Treasury stock, at cost: 255,505 shares of ordinary voting common shares at June 30, 2021 and December 31, 2020, respectively	(3,000)	(3,000)
Retained deficit	(102,090)	(100,199)
Accumulated other comprehensive income, net of tax	249	430
Total shareholders' deficit	$(22,798)	$(20,892)
Total liabilities and shareholders' deficit	$102,800	$119,702

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Commission income	$1,791	$951	$3,484	$3,003
Net realized losses	(1,477)	—	(1,465)	—
Other income	925	327	1,561	481
Total revenue	1,239	1,278	3,580	3,484
Acquisition costs	955	466	1,849	1,875
Other underwriting expenses	3,614	5,072	7,096	8,581
Amortization of intangible assets	97	97	195	195
Forgiveness of Paycheck Protection Program loan	(4,601)	—	(4,601)	—
Interest expense, net	514	501	1,083	821
Total expenses	579	6,136	5,622	11,472
Income (loss) from operations before income taxes	660	(4,858)	(2,042)	(7,988)
Income tax benefit	—	(227)	—	(123)
Income (loss) from continuing operations	660	(4,631)	(2,042)	(7,865)
(Loss) income from discontinued operations, net of tax	(1)	(103)	151	(160)
Net income (loss)	$659	$(4,734)	$(1,891)	$(8,025)

Basic net income (loss) per share attributable to common shareholders
Continuing operations	$0.06	$(0.39)	$(0.17)	$(0.66)
Discontinued operations	—	(0.01)	0.01	(0.01)
Net income (loss)	$0.06	$(0.40)	$(0.16)	$(0.67)
Diluted net income (loss) per share attributable to common shareholders
Continuing operations	$0.06	$(0.39)	$(0.17)	$(0.66)
Discontinued operations	—	(0.01)	0.01	(0.01)
Net income (loss)	$0.06	$(0.40)	$(0.16)	$(0.67)
Basic weighted average common shares outstanding	12,047,334	11,874,653	12,035,560	11,855,882
Diluted weighted average common shares outstanding	12,047,334	11,874,653	12,035,560	11,855,882

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$659	$(4,734)	$(1,891)	$(8,025)

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(9)	303	(22)	245
Reclassification to net income (loss)	(1)	(2)	(159)	(93)
Other comprehensive (loss) income	(10)	301	(181)	152
Total comprehensive income (loss)	$649	$(4,433)	$(2,072)	$(7,873)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(3,291)	—	(3,291)
Other comprehensive loss	—	—	—	—	—	(149)	(149)
Share-based compensation	—	—	179	—	—	—	179
Balance March 31, 2020 (unaudited)	36	—	81,727	(3,000)	(90,760)	275	(11,722)
Net loss	—	—	—	—	(4,734)	—	(4,734)
Other comprehensive income	—	—	—	—	—	301	301
Share-based compensation	—	—	16	—	—	—	16
Balance June 30, 2020 (unaudited)	$36	$—	$81,743	$(3,000)	$(95,494)	$576	$(16,139)

Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Net loss	—	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	(171)	(171)
Share-based compensation	—	—	10	—	—	—	10
Balance March 31, 2021 (unaudited)	37	—	81,850	(3,000)	(102,749)	259	(23,603)
Net income	—	—	—	—	659	—	659
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Share-based compensation	—	—	156	—	—	—	156
Balance June 30, 2021 (unaudited)	37	—	82,006	(3,000)	(102,090)	249	(22,798)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Six months ended June 30,
	2021	2020
	(unaudited)
Operating activities:
Net loss	$(1,891)	$(8,025)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income (loss) from discontinued operations, net of taxes	(151)	160
Depreciation and amortization	1,078	1,723
Share-based compensation expense	166	195
Amortization of intangible assets	195	195
Net realized losses	1,465	—
Amortization of financing costs	112	112
Forgiveness of Paycheck Protection Program loan	(4,601)	—
Net changes in operating assets and liabilities:
Premiums receivable, net	(1,400)	12,008
Other assets	(83)	(3,418)
Premiums payable	(916)	(16,716)
Due to deconsolidated affiliates	(78)	3,444
Other liabilities and accrued expenses	(896)	(768)
Net cash flows used in operating activities - continuing operations	(7,000)	(11,090)
Net cash flows used in operating activities - discontinued operations	(1,779)	(9,461)
Net cash flows used in operating activities	(8,779)	(20,551)
Investing activities:
Purchases of:
Property, equipment and other	—	(199)
Proceeds from sale of:
Property, equipment and other	12	—
Net cash flows provided by (used in) investing activities - continuing operations	12	(199)
Net cash flows provided by investing activities - discontinued operations	2,880	6,741
Net cash flows provided by investing activities	2,892	6,542
Financing activities:
Proceeds from notes payable	2,000	4,601
Repayment of notes payable	(326)	(374)
Net cash flows provided by financing activities - continuing operations	1,674	4,227
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	1,674	4,227

Net change in cash and cash equivalents and restricted cash - continuing operations	(5,314)	(7,062)

Cash and cash equivalents and restricted cash, beginning of period	13,554	23,859
Less: cash and cash equivalents of discontinued operations - beginning of period	3,029	7,712
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	10,525	16,147
Cash and cash equivalents and restricted cash of continuing operations, end of period	$5,211	$9,085

Supplemental disclosure of cash information:
Cash paid for:
Income taxes	$—	$52
Interest	969	923
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
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty Insurance Company of New York (“Global Liberty”), and as a result, Global Liberty has been classified as a discontinued operation since October 1, 2019.
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
The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full calendar year.
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
Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As a managing general agency (an “MGA”), AGMI has contracts with various insurance carriers which determines AGMI’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally a percentage of gross written premiums, net of cancellations and refunds. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where the Company issues a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services, which is allocated to the service bundle and not to any individual obligation under the various contracts.
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
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the six months ended June 30, 2021, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2020, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2021 have been adopted by the Company.
3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2021
Trade name and trademark	15 years	$1,800	$764	$1,036
Customer relationship	10 years	2,700	1,696	1,004
		$4,500	$2,460	$2,040

As of December 31, 2020
Trade name and trademark	15 years	$1,800	$703	$1,097
Customer relationship	10 years	2,700	1,562	1,138
		$4,500	$2,265	$2,235

4. Income (Loss) From Continuing Operations per Share

Computations of Basic and Diluted Income (Loss) per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic
Income (loss) from continuing operations before income taxes	$660	$(4,858)	$(2,042)	$(7,988)
Income tax benefit	—	(227)	—	(123)
Net income (loss) attributable to common shareholders from continuing operations	$660	$(4,631)	$(2,042)	$(7,865)
Basic weighted average common shares outstanding	12,047,334	11,874,653	12,035,560	11,855,882
Income (loss) per common share basic from continuing operations	$0.06	$(0.39)	$(0.17)	$(0.66)

Diluted
Basic weighted average common shares outstanding	12,047,334	11,874,653	12,035,560	11,855,882
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	—	—
Diluted weighted average common shares outstanding	12,047,334	11,874,653	12,035,560	11,855,882
Income (loss) per common share diluted from continuing operations	$0.06	$(0.39)	$(0.17)	$(0.66)
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative restricted stock units (“RSUs”). Earnings per common share diluted is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method. Atlas’ potential dilutive ordinary voting common shares consists of outstanding stock options to purchase ordinary voting common shares and warrants to purchase 2,387,368 ordinary voting common shares of Atlas for $0.69 per share.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three and six months ended June 30, 2021 and 2020, all exercisable stock options were deemed to be anti-dilutive.
5. Contracts with Customers
The revenue included as commission income was $1.8 million and $951,000 for the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Condensed Consolidated Statements of Financial Position as of June 30, 2021 and December 31, 2020:

Components of Commission Receivables
($ in ‘000s)	June 30, 2021	December 31, 2020
Commission receivable, beginning of period	$2,577	$1,428
Commission revenue	3,484	5,195
Net change in cash received	(3,543)	(4,046)
Commission receivable, end of period	$2,518	$2,577

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$139	21.0%	$(1,020)	21.4%	$(429)	21.0%	$(1,677)	21.2
Provision for deferred tax assets deemed unrealizable (valuation allowance)	826	125.1	792	(16.6)	1,386	(67.9)	1,583	(19.9)
Nondeductible expenses	1	0.1	1	—	2	(0.1)	1	—
Stock compensation	—	—	—	—	7	(0.3)	12	(0.2)
Gain from debt extinguishment	(966)	(146.2)	—	—	(966)	47.3	—	—
Tax rate differential	—	—	—	—	—	—	(42)	0.5
Provision for income taxes for continuing operations	$—	—%	$(227)	4.8%	$—	—%	$(123)	1.6%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$—	—%	$(20)	21.0%	$32	21.0%	$(142)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—	22	(21.2)	(32)	(21.0)	(180)	26.3
Nondeductible expenses	—	—	(2)	0.2	—	—	—	—
Tax rate differential	—	—	—	—	—	—	(200)	29.2
Provision for income taxes for discontinued operations	$—	—%	$—	—%	$—	—%	$(522)	76.5%

Components of Income Tax Expense - Continuing Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Current tax benefit	$—	$(227)	$—	$(123)

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Current tax benefit	$—	$—	$—	$(522)

During 2013 and 2019, due to shareholder activity, “triggering events” as determined under IRC Section 382 may have occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss (“NOL”) and other carryforwards generated prior to the “triggering events” may be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events, the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	June 30, 2021	December 31, 2020
Gross deferred tax assets:
Losses carried forward	$17,200	$16,408
Claims liabilities and unearned premium reserves	487	496
Investment in affiliates	23,870	23,870
Bad debts	168	168
Stock compensation	305	279
Other	419	203
Valuation allowance	(34,813)	(33,420)
Total gross deferred tax assets	7,636	8,004

Gross deferred tax liabilities:
Deferred policy acquisition costs	69	134
Investments	81	122
Fixed assets	826	1,344
Intangible assets	429	469
Other	6,231	5,935
Total gross deferred tax liabilities	7,636	8,004
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of June 30, 2021 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	4,973
2019	Indefinite	6,306
2020	2040	31,300
2020	Indefinite	4,687
2021	2041	873
2021	Indefinite	2,896
Total		$81,904

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $34.8 million and $33.4 million for its gross future deferred tax assets as of June 30, 2021 and December 31, 2020, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six months ended June 30, 2021 and 2020. Tax year 2017 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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
8. Property and Equipment

Property and Equipment Held
($ in ‘000s)	June 30, 2021	December 31, 2020
Buildings[1]	$—	$7,425
Land[1]	—	1,840
Building improvements[1]	—	9,031
Leasehold improvements	182	193
Internal use software	12,795	12,795
Computer equipment	1,838	1,838
Furniture and other office equipment	1,097	1,121
Total	$15,912	$34,243
Accumulated depreciation and amortization	(12,652)	(15,428)
Total property and equipment, net	$3,260	$18,815

1 Held for sale
Depreciation expense and amortization from continuing operations was $394,000 and $854,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. For the year ended December 31, 2020, depreciation expense and amortization from continuing operations was $3.2 million.
For the six months ended June 30, 2021 and 2020, the Company capitalized $0 and $186,000, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $302,000 and $404,000 for the three months ended June 30, 2021 and 2020, respectively, and $604,000 and $806,000 for the six months ended June 30, 2021 and 2020, respectively.

During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $119,000 and $76,000 for the three months ended June 30, 2021 and 2020, respectively, and $238,000 and $230,000 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense related to the building and its improvements was $0 and $284,000 for the three months ended June 30, 2021 and 2020, respectively, and $284,000 and $549,000 for the six months ended June 30, 2021 and 2020, respectively. The decrease in depreciation expense for its corporate headquarters is a result of the held for sale status of the corporate headquarters.
On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived asset as held and used to long-lived assets held for sale. The Company has engaged an independent third party which is actively marketing the sale of the corporate headquarters including the land, building, building improvements and contents including furniture and fixtures and a sale is expected to close within one year from the classification transition date. The assets transferred totaled $13.0 million which were previously classified as property and equipment, net on the condensed consolidated statements of financial position and now included as part of assets held for sale. The Company performed an evaluation of the net book value of the assets and recorded an impairment of $1.5 million which is recorded as part of net realized losses on the condensed consolidated statements of operations for the three and six months ended June 30, 2021.
Realized gains on disposals of fixed assets totaled $0 and $12,000 for the three and six months ended June 30, 2021, respectively. There were no losses on disposals of fixed assets for each of the three and six months ended June 30, 2020.
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
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Six months ended June 30,
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	—	C$—	27,195	C$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding, end of period	—	C$—	27,195	C$6.00

US$ Denominated:
Outstanding, beginning of period	181,500	US$13.51	375,000	US$17.01
Granted	1,016,000	0.49	—	—
Exercised	—	—	—	—
Canceled	—	—	(193,500)	18.73
Outstanding, end of period	1,197,500	US$2.63	181,500	US$13.51

There are 401,500 stock options that are exercisable as of June 30, 2021. The stock option grants outstanding have a weighted average remaining life of 6.22 years and have a fair value of $0 as of June 30, 2021.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and six months ended June 30, 2021 and 2020, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During the first quarter of 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets. Also during the first quarter of 2020, an additional 53,500 options were canceled due to the departure of a former officer. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.
On April 22, 2021, the Company granted an aggregate of 1,016,000 options (“Options”) with an exercise price of $0.49 per common share of the Company to directors, managers, and executives pursuant to the Company’s Equity Incentive Plan. This exercise price is the average of the high bid and low asked prices on the date of the grant quoted on the OTC Bulletin Board Service. The Options granted to management shall vest in three equal installments, with each installment vesting on the 1st, 2nd and 3rd anniversary of the date of the grant. The Options granted to independent directors vested immediately upon the date of the grant. The Options will expire on the 7th anniversary of the date of the grant. In the event of a change of control of the Company, or should a director’s or employee’s service with the Company be terminated other than for cause or voluntary resignation, any unvested Options will immediately vest. The estimated fair values of the Options are amortized to expense over the Options’ vesting period. The Company estimated the fair value of the Options at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2021
Expected risk-free interest rate	1.6%
Volatility	180.8%
Expected life (in years)	7.0

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. As of June 30, 2021, all of the RSU grants have vested.

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
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $156,000 and $16,000 in share-based compensation expense, including income tax expense, for the three months ended June 30, 2021 and 2020, respectively, and $166,000 and $195,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was no unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares.
10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $0 and $48,000 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $58,000 for the six months ended June 30, 2021 and 2020, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $0 and $13,000 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $16,000 for the six months ended June 30, 2021 and 2020, respectively. The matching portion of this plan was suspended during the third quarter of 2020.

11. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		June 30, 2021			December 31, 2020
	Shares Authorized[1]	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	266,666,667	12,302,839	12,047,334	$37	12,248,798	11,993,293	$37
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	300,000,001	12,302,839	12,047,334	$37	12,248,798	11,993,293	$37

1 Shares authorized increased from 266,666,667 to 800,000,001 effective July 12, 2021
There were 0 and 3,301 non-vested RSUs as of June 30, 2021 and December 31, 2020, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the six months ended June 30, 2021, the Company issued 54,041 ordinary voting common shares of which 50,740 ordinary voting common shares were issued under the near term incentive program while 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs. During the year ended December 31, 2020, the Company issued 210,481 ordinary voting common shares of which 202,100 ordinary voting common shares were issued under the near term incentive program while 8,381 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the year ended December 31, 2020, 140,000 ordinary voting restricted common shares were canceled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer.
Warrants
The Schedule 13G/A filed by American Financial Group, Inc. a parent holding company, on February 2, 2021 states that as of December 31, 2020, it has sole power to vote and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Mezzanine Equity
There were no preferred shares outstanding as of June 30, 2021 and December 31, 2020.
12. Leases
We currently lease real estate space, automobiles, and certain equipment under non-cancelable operating lease agreements. Leases with an initial term of 12 months or less, which are immaterial to the Company, are not recorded in the condensed consolidated statement of financial position. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases to lease payments based on changes in index rates or usage, are not recorded in the condensed consolidated statements of financial position.
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of June 30, 2021 or 2020.

Lease Expense
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating leases	$169	$190	$338	$380
Variable lease cost	91	91	183	180
Total	$260	$281	$521	$560

Other Operating Lease Information
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$260	$281	$521	$560
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	—
Total	$260	$281	$521	$560

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of June 30, 2021
Remainder of 2021	$448
2022	179
2023	23
Total lease payments	$650
Impact of discounting	13
Operating lease liability	$663

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of June 30, 2021
Lease right-of-use asset	Right-of-use asset	$566

Weighted-average remaining lease term		0.8 years
Weighted-average discount rate		3.6%

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
On November 10, 2016, American Insurance Acquisition, Inc. (“AIAI”) entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage rate is secured by the Company’s headquarters and was previously eliminated in consolidation. The amounts payable as of June 30, 2021 are due to the estates of the ASI Pool Companies.
On May 1, 2020, AIAI entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $4,600,500 (the "PPP Loan") from Fifth Third Bank, National Association (“Fifth Third”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan had a maturity date of May 1, 2022 and interest at a rate of 1.0% per annum. On June 14, 2021, AIAI received notification from the SBA that the PPP Loan principal and related interest has been forgiven.
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
Interest expense on notes payable was $514,000 and $571,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

Notes Payable Outstanding
($ in ‘000s)	June 30, 2021	December 31, 2020
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	—	4,601
1.0% Second PPP Loan due February 7, 2026	2,000	—
5.0% Mortgage due November 10, 2026	6,538	6,863
Total outstanding borrowings	33,538	36,464
Unamortized issuance costs	(184)	(296)
Total notes payable	$33,354	$36,168

15. Deconsolidation and Discontinued Operations
Deconsolidation
As part of the deconsolidation of the ASI Pool Companies which occurred on October 1, 2019, notes receivable from the ASI Pool Companies with an outstanding principal and accrued interest balances of $18.0 million due to AIAI are presented on the condensed consolidated statements of financial position. On May 1, 2015, AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and require prior written approval for the payment of interest and/or a reduction in principal. AIAI stopped accruing the interest receivable on these notes at their maturity date. These Surplus Notes could be used at some point by AIAI to offset future amounts payable due to the estates of the ASI Pool Companies related to income tax settlements and various other amounts due to the estates of the ASI Pool Companies that are in liquidation.
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation and the assets and liabilities are reported as held for sale and results of Global Liberty’s operations are reported separately for all periods presented. Global Liberty has not been sold within the one year guidance as set forth by ASC 205-20 (Discontinued Operations) to continue classifying Global Liberty as a discontinued operations. However, due to the confluence of events and circumstances beyond the Company’s control, ASC 205-20 provides for an exception to the one year guidance which the Company believes fits its situation. As a result of the Company applying the exception guidance, Global Liberty remains a discontinued operation as of June 30, 2021. The Company continues to move forward with the plans of selling Global Liberty pending certain regulatory and other matters that must occur prior to such sale.

Summary financial information for Global Liberty included in (loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 is presented below:

(Loss) Income from Discontinued Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net premiums earned	$2,703	$2,973	$5,301	$7,840
Net investment (loss) income	(29)	12	(93)	(17)
Net realized gains (losses)	—	—	145	(1,565)
Total revenue	2,674	2,985	5,353	6,258
Net claims incurred	1,565	1,757	2,448	2,353
Acquisition costs	495	361	1,405	2,429
Other underwriting expenses	615	970	1,349	2,158
Total expenses	2,675	3,088	5,202	6,940
(Loss) income from operations before income taxes	(1)	(103)	151	(682)
Income tax benefit	—	—	—	(522)
Net (loss) income	$(1)	$(103)	$151	$(160)

Statements of Comprehensive Loss (Income)
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(1)	$(103)	$151	$(160)

Other comprehensive (loss) income:
Changes in net unrealized investments (gains) losses	(9)	303	(22)	245
Reclassification to net (loss) income	(1)	(2)	(159)	(93)
Other comprehensive (loss) income	(10)	301	(181)	152
Total comprehensive (loss) income	$(11)	$198	$(30)	$(8)

The assets and liabilities of Global Liberty are presented as discontinued operations and included in assets and liabilities held for sale in the condensed consolidated statements of financial position at June 30, 2021 and December 31, 2020 and are detailed as follows:

($ in ‘000s)	June 30, 2021	December 31, 2020
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $1,647 and $4,315)	$1,695	$4,544
Other investments	1,307	1,319
Total investments	3,002	5,863
Cash and cash equivalents	4,130	3,029
Accrued investment income	10	29
Reinsurance recoverables on amounts paid	780	581
Reinsurance recoverables on amounts unpaid	35,480	31,958
Prepaid reinsurance premiums	332	9,739
Deferred policy acquisition costs	329	637
Other assets	807	2,049
Total assets	$44,870	$53,885

Liabilities
Claims liabilities	$38,201	$38,499
Unearned premium reserves	5,364	14,545
Due to reinsurers	—	10
Other liabilities and accrued expenses	6,979	7,353
Total liabilities	$50,544	$60,407

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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) the $25 million of Senior Unsecured Notes maturing on April 26, 2022, (3) recurring operating losses for fiscal periods through June 30, 2021, (4) the Company’s negative equity, and (5) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date of the issuance of the June 30, 2021 interim financial statements.
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
There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the Company’s previously mentioned mitigating actions, we have therefore concluded there is substantial doubt about our ability to continue as a going concern through or beyond 12 months of the issue date of these interim financial statements.
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
The amount of revenue we expect to recognize is based on multiple factors, including our commission rates with our insurance carrier partners and the market demand for the types of products we offer. The higher our submission volume and hit ratios on new policies and the higher our retention ratios on our renewal policies, the more revenue we expect to generate. Additionally, we may earn certain volume and underwriting profit based compensation from some unrelated risk taking partners, which can include a renewal rights component. Our goal is to maximize policyholder lifetime value by optimizing efficiency and scale, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience by endeavoring to support our distribution channel effectively and providing insurance solutions that meet the specific needs of our customers.
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
COVID-19 has dramatically reduced the addressable market. At the time of filing, it is difficult to estimate the near and longer-term impact on market size and potential revenue, and the impact of COVID-19 on our customers appears to have resulted in an approximate reduction of trips and vehicles in operation in the range of 34% to as much as 78% as compared to the same periods of 2019. This directly impacts our revenue and the ability to generate new business.
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019 and 2020, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from our results since October 1, 2019 while Global Liberty has been classified as discontinued operations since October 1, 2019. The metrics discussed in the following MD&A have changed as a result of the deconsolidation of the ASI Pool Companies and classification of Global Liberty as a discontinued operation.

II. Operating Results
Highlights
•Commission income was $1.8 million for the three months ended June 30, 2021, an increase of 88.3% from $951,000 for the three months ended June 30, 2020.
•Total revenue was $1.2 million for the three months ended June 30, 2021, a decrease of 3.1% from $1.3 million for the three months ended June 30, 2020.
•Loss from operating activities was $2.9 million in second quarter 2021 compared to a loss from operating activities of $4.7 million in second quarter 2020.
•On June 14, 2021 the SBA forgave the $4.6 million PPP loan.
•Net income from continuing operations was $660,000, or $0.06 per common share diluted, in second quarter 2021 compared to a net loss from continuing operations of $4.6 million, or $0.39 loss per common share diluted, in second quarter 2020.
•Net loss from discontinued operations was $1,000, or $0.00 earnings per common share diluted, in second quarter 2021 compared to net loss from discontinued operations of $103,000, or $0.01 earnings per common share diluted, in second quarter 2020.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Commission income	$1,791	$951	3,484	3,003
Underwriting expense:
Acquisition costs	955	466	1,849	1,875
Share-based compensation	156	16	166	195
Other underwriting expenses	3,555	5,153	7,125	8,581
Total underwriting expenses	4,666	5,635	9,140	10,651
Loss from operating activities, before income taxes	(2,875)	(4,684)	(5,656)	(7,648)
Interest expense, net	(514)	(501)	(1,083)	(821)
Forgiveness of PPP Loan	4,601	—	4,601	—
Realized (losses) gains and other income	(552)	327	96	481
Net income (loss) before income taxes	660	(4,858)	(2,042)	(7,988)
Income tax benefit	—	(227)	—	(123)
(Loss) income from discontinued operations, net of tax	(1)	(103)	151	(160)
Net income (loss)	$659	$(4,734)	$(1,891)	$(8,025)

Key Financial Ratios
Continuing operations income (loss) per common share diluted	$0.06	$(0.39)	$(0.17)	$(0.66)

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
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses incurred primarily in connection with our MGA and holding company operations. Of the $3.6 million and $7.1 million of other underwriting expenses for the three and six months ended June 30, 2021, respectively, approximately $2.4 million and $4.6 million, respectively, related to the continuing operations of AGMI (which included non-cash depreciation and amortization of $206,000 and $419,000, respectively). The remaining $1.2 million and $2.5 million, respectively, relates to the Company’s headquarters building, which is classified as held for sale, and other holding company expenses. We believe that because a portion of our personnel and other expenses are relatively fixed in nature, changes in premium production may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI.
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
Commission income for the three months ended June 30, 2021 totaled $1.8 million compared to $951,000 for the three months ended June 30, 2020. The increase was mainly attributed to the following:
•$96,000 decrease in commission income related to the sale of renewal rights on large paratransit accounts in 2020, offset by:
•$624,000 increase due to policy credits issued during Q2 2020 as part of COVID-19 state mandates and directives; and
•$311,000 increase in commission income relating to new programs.
Commission income for the six months ended June 30, 2021 totaled $3.5 million compared to $3.0 million for the six months ended June 30, 2020. The increase was mainly attributed to the following:
•$1.4 million decrease in commission income related to the sale of renewal rights on large paratransit accounts in 2020;
•$1.2 million increase in commission income related to return premiums issued as part of the liquidation of the ASI Pool Companies during 2020;
•$736,000 increase in commission income relating to new programs.

Geographic Concentration

Gross Premiums Produced by State
($ in ‘000s)	Three months ended June 30,
	2021		2020
New York	$3,200	32.6%	$1,540	29.1%
California	2,684	27.4	2,606	49.2
Virginia	1,396	14.2	1,096	20.7
Indiana	345	3.5	217	4.1
South Carolina	259	2.6	857	16.2
Texas	254	2.6	(30)	(0.6)
Ohio	195	2.0	88	1.7
Maryland	193	2.0	222	4.2
Nevada	154	1.6	(208)	(3.9)
Minnesota	140	1.4	(789)	(14.9)
Other	993	10.1	(307)	(5.8)
Total	$9,813	100.0%	$5,292	100.0%

Gross Premiums Produced by State
	Six months ended June 30,
	2021		2020
New York	$6,426	33.7%	$4,747	28.1%
California	3,898	20.5	4,418	26.2
Virginia	2,586	13.6	2,516	14.9
Minnesota	1,581	8.3	(478)	(2.8)
Indiana	597	3.1	675	4.0
South Carolina	487	2.6	1,192	7.1
Illinois	367	1.9	(226)	(1.3)
Nevada	312	1.6	(216)	(1.3)
Ohio	285	1.5	337	2.0
Maryland	270	1.4	749	4.4
Other	2,238	11.8	3,158	18.7
Total	$19,047	100.0%	$16,872	100.0%

Acquisition Costs
Acquisition costs for the three months ended June 30, 2021 were $955,000 compared to $466,000 for the three months ended June 30, 2020, respectively, and represent commissions paid to retail agents who sell insurance policies. The increase in acquisition costs resulted from the increase in production of $4.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Acquisition costs for the six months ended June 30, 2021 were $1.8 million compared to $1.9 million for the six months ended June 30, 2020, respectively. While acquisition costs had a decrease between the six months ended June 30, 2021 and six months ended June 30, 2020 the production increased approximately 2.2 million. The lower acquisition costs compared to higher production between periods is the result of a single policy which had a $3.1 million reduction on production for the six months ended June 30, 2020, but no associated acquisition costs.

Other Underwriting Expenses
Other underwriting expenses for the three months ended June 30, 2021 and 2020 were $3.6 million and $5.1 million, respectively. The significant variances for the three months ended June 30, 2021 and 2020 are as follows:
•$1.0 million increase related to the elimination of shared services related to the deconsolidated entities;
•$226,000 increase in the reduction of shared services related to Global Liberty;
•$1.0 million decrease in salaries and benefits related to the reduction in force;
•$156,000 increase in share-based compensation expense related to the issuance of stock options;
•$590,000 decrease related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$537,000 decrease in professional services related to the strategic shift of the Company;
•$460,000 decrease in depreciation and amortization mainly attributed to the corporate headquarters status as held for sale;
•$110,000 decrease in corporate insurance costs due to the decline in enterprise value;
•$216,000 decrease in occupancy costs due to the impact from COVID-19 and the Company’s work-force working from home; and
•$100,000 increase in all other expenses mainly due to the impact from COVID-19 during the second quarter 2020.
Other underwriting expenses for the six months ended June 30, 2021 and 2020 were $7.1 million and $8.6 million, respectively. The significant variances for the six months ended June 30, 2021 and 2020 are as follows:
•$4.2 million increase related to the elimination of shared services related to the deconsolidated entities;
•$639,000 increase in the reduction of shared services related to Global Liberty;
•$2.4 million decrease in salaries and benefits related to the reduction in force;
•$1.4 million decrease related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$1.3 million decrease in professional services related to the strategic shift of the Company;
•$644,000 decrease in depreciation and amortization mainly attributed to the corporate headquarter status as held for sale;
•$110,000 decrease in corporate insurance costs due to the decline in enterprise value;
•$330,000 decrease in occupancy costs due to the impact from COVID-19 and the Company’s work-force working from home; and
•$52,000 increase in all other expenses mainly due to the impact from COVID-19 during the second quarter 2020.
Interest Expense, net
On April 26, 2017, Atlas issued $25.0 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $470,000 and $940,000 for each of the three and six months ended June 30, 2021 and 2020, respectively. On November 10, 2016, AIAI entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense during the three and six months ended June 30, 2021 was $82,000 and $167,000, respectively, compared to $93,000 and $187,000 during the three and six months ended June 30, 2020, respectively. On May 1, 2020, AIAI entered into a PPP Loan pursuant to the the CARES Act with an interest rate of 1.0% per annum. Interest income on the PPP Loan during the three and six months ended June 30, 2021 was $43,000 and $32,000, respectively, compared to interest expense of $8,000 for each of the three and six months ended June 30, 2020, respectively. On February 7, 2021, AIAI entered into the Second PPP Loan pursuant to the PPP Rules that bears interest at a rate of 1.0% per annum. Interest expense on the Second PPP Loan for the three and six months ended June 30, 2021 was $5,000 and $8,000, respectively. AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the

Surplus Notes was $0 for each of the three and six months ended June 30, 2021 compared to $67,000 and $308,000 during the three and six months ended June 30, 2020, respectively.
Other Income
Atlas recorded other income of $925,000 and $327,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $481,000 for the six months ended June 30, 2021 and 2020, respectively. The increase resulted from professional services income received by AGMI for each period.
Income Taxes
For both the three and six months ended June 30, 2021, Atlas recorded income tax expense of $0. The Company recorded income tax benefit of $227,000 and $123,000 for the three and six months ended June 30, 2020, respectively. Atlas maintains a 100% valuation allowance on the Company’s net deferred tax assets.
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
Net Loss and Loss per Common Share
Atlas had net income of $659,000 and net loss of $1.9 million during the three and six months ended June 30, 2021, respectively, compared to net loss of $4.7 million and net loss of $8.0 million during the three and six months ended June 30, 2020, respectively. Earnings per common share diluted was $0.06 and loss per common share diluted was $0.17 for the three and six months ended June 30, 2021, respectively, compared to net loss per common share diluted of $0.39 and $0.66 for the three and six months ended June 30, 2020, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	June 30, 2021	December 31, 2020
Common deficit	$(22,798)	$(20,892)
Common shares:
Common shares outstanding	12,047,334	11,993,293
Restricted stock units	—	3,301
Total common shares	12,047,334	11,996,594
Book value per common share outstanding	$(1.89)	$(1.74)
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

Summary of Cash Flows
($ in ‘000s)	Six months ended June 30,
	2021	2020
Net cash flows used in operating activities	$(8,779)	$(20,551)
Net cash flows provided by investing activities	2,892	6,542
Net cash flows provided by financing activities	1,674	4,227
Net decrease in cash	$(4,213)	$(9,782)

Cash used in operations during the six months ended June 30, 2021 was $8.8 million, compared to $20.6 million during the six months ended June 30, 2020. Cash used in the six months ended June 30, 2021 resulted from the change in operating assets and liabilities used for managing general agency operations.
Cash provided by investing activities during the six months ended June 30, 2021 was $2.9 million and resulted from the net sales and maturities of fixed income securities. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the six months ended June 30, 2020 was $6.5 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and other investments partially offset by the purchase of short-term investments and property and equipment purchases.
Cash provided in financing activities during the six months ended June 30, 2021 was a result of the Company receiving a Second PPP Loan (see “Part I, Item 1, Note 14, Notes Payable”) offset by mortgage payments made to the ASI Pool Companies. Cash used in financing activities during the six months ended June 30, 2020 was cash provided from a PPP Loan offset by cash used for mortgage payments to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the six months ended June 30, 2021 or during the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our president and chief executive officer and vice president and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president and chief financial officer to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Memorandum of Association of Atlas Financial Holdings, Inc., as amended on July 12, 2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2021	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer