Form 10-Q
period 2021-09-30
Atlas Financial Holdings, Inc.
filed 2021-11-08
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2021	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 14,797,334 shares of the registrant’s common stock outstanding as of November 1, 2021, all of which are ordinary voting common shares. There are no restricted voting common shares outstanding. Of the registrant’s ordinary voting common shares outstanding, 10,572,486 shares as of November 1, 2021 were held by non-affiliates of the registrant.
For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2021

Part I. Financial Information
Item 1. Financial Statements and Supplemental Schedules
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	September 30, 2021	December 31, 2020
Assets	(unaudited)
Cash and cash equivalents	$1,517	$5,238
Restricted cash	3,124	5,287
Premiums receivable (net of allowance of $800 and $800)	16,395	13,442
Intangible assets, net	1,942	2,235
Property and equipment, net	2,886	18,815
Right-of-use asset	403	888
Notes receivable	18,017	18,017
Credit facility fee, net	896	—
Other assets	1,552	1,895
Assets held for sale	48,716	53,885
Total assets	$95,448	$119,702
Liabilities
Premiums payable	$20,712	$19,416
Lease liability	444	1,091
Due to deconsolidated affiliates	19,091	19,170
Notes payable, net	33,410	36,168
Other liabilities and accrued expenses	5,047	4,342
Liabilities held for sale	42,647	60,407
Total liabilities	$121,351	$140,594
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 800,000,001 shares authorized, shares issued: September 30, 2021 - 15,052,839 and December 31, 2020 - 12,248,798; shares outstanding: September 30, 2021 - 14,797,334 and December 31, 2020 - 11,993,293	$45	$37
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: September 30, 2021 and December 31, 2020 - 0	—	—
Additional paid-in capital	82,964	81,840
Treasury stock, at cost: 255,505 shares of ordinary voting common shares at September 30, 2021 and December 31, 2020, respectively	(3,000)	(3,000)
Retained deficit	(106,146)	(100,199)
Accumulated other comprehensive income, net of tax	234	430
Total shareholders' deficit	$(25,903)	$(20,892)
Total liabilities and shareholders' deficit	$95,448	$119,702

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Commission income	$2,046	$1,674	$5,530	$4,677
Net realized losses	(1,475)	—	(2,940)	—
Other income	1,212	367	2,773	848
Total revenue	1,783	2,041	5,363	5,525
Acquisition costs	1,105	862	2,954	2,737
Other underwriting expenses	4,094	4,222	11,190	12,803
Amortization of intangible assets	98	98	293	293
Forgiveness of Paycheck Protection Program loan	—	—	(4,601)	—
Interest expense, net	556	571	1,639	1,392
Total expenses	5,853	5,753	11,475	17,225
Loss from operations before income taxes	(4,070)	(3,712)	(6,112)	(11,700)
Income tax benefit	—	(148)	—	(271)
Loss from continuing operations	(4,070)	(3,564)	(6,112)	(11,429)
Income (loss) from discontinued operations, net of tax	14	39	165	(121)
Net loss	$(4,056)	$(3,525)	$(5,947)	$(11,550)

Basic net income (loss) per share attributable to common shareholders
Continuing operations	$(0.28)	$(0.30)	$(0.45)	$(0.96)
Discontinued operations	—	—	0.01	(0.01)
Net loss	$(0.28)	$(0.30)	$(0.44)	$(0.97)
Diluted net income (loss) per share attributable to common shareholders
Continuing operations	$(0.28)	$(0.30)	$(0.45)	$(0.96)
Discontinued operations	—	—	0.01	(0.01)
Net loss	$(0.28)	$(0.30)	$(0.44)	$(0.97)
Basic weighted average common shares outstanding	12,973,964	11,971,490	13,665,609	11,946,051
Diluted weighted average common shares outstanding	12,973,964	11,971,490	13,665,609	11,946,051

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(4,056)	$(3,525)	$(5,947)	$(11,550)

Other comprehensive (loss) income:
Changes in net unrealized investment gains (losses)	1	54	(21)	299
Reclassification to net loss	(16)	(3)	(175)	(96)
Other comprehensive (loss) income	(15)	51	(196)	203
Total comprehensive loss	$(4,071)	$(3,474)	$(6,143)	$(11,347)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(3,291)	—	(3,291)
Other comprehensive loss	—	—	—	—	—	(149)	(149)
Share-based compensation	—	—	179	—	—	—	179
Balance March 31, 2020 (unaudited)	36	—	81,727	(3,000)	(90,760)	275	(11,722)
Net loss	—	—	—	—	(4,734)	—	(4,734)
Other comprehensive income	—	—	—	—	—	301	301
Share-based compensation	—	—	16	—	—	—	16
Balance June 30, 2020 (unaudited)	36	—	81,743	(3,000)	(95,494)	576	(16,139)
Net loss	—	—	—	—	(3,525)	—	(3,525)
Other comprehensive income	—	—	—	—	—	51	51
Share-based compensation	—	—	82	—	—	—	82
Balance September 30, 2020 (unaudited)	$36	$—	$81,825	$(3,000)	$(99,019)	$627	$(19,531)

Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Net loss	—	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	(171)	(171)
Share-based compensation	—	—	10	—	—	—	10
Balance March 31, 2021 (unaudited)	37	—	81,850	(3,000)	(102,749)	259	(23,603)
Net income	—	—	—	—	659	—	659
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Share-based compensation	—	—	156	—	—	—	156
Balance June 30, 2021 (unaudited)	$37	$—	$82,006	$(3,000)	$(102,090)	$249	$(22,798)
Net loss	—	—	—	—	(4,056)	—	(4,056)
Other comprehensive loss	—	—	—	—	—	(15)	(15)
Common stock issued for convertible senior secured delayed-draw credit agreement	8	—	927	—	—	—	935
Share-based compensation	—	—	31	—	—	—	31
Balance September 30, 2021 (unaudited)	$45	$—	$82,964	$(3,000)	$(106,146)	$234	$(25,903)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Nine months ended September 30,
	2021	2020
	(unaudited)
Operating activities:
Net loss	$(5,947)	$(11,550)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income (loss) from discontinued operations, net of taxes	(165)	121
Depreciation and amortization	1,456	2,463
Share-based compensation expense	197	277
Amortization of intangible assets	293	293
Net realized losses	2,940	—
Amortization of financing costs	129	168
Forgiveness of Paycheck Protection Program loan	(4,601)	—
Net changes in operating assets and liabilities:
Premiums receivable, net	(4,134)	14,659
Other assets	343	(3,179)
Premiums payable	1,296	(19,316)
Due to deconsolidated affiliates	(78)	3,802
Other liabilities and accrued expenses	705	(41)
Net cash flows used in operating activities - continuing operations	(7,566)	(12,303)
Net cash flows used in operating activities - discontinued operations	(4,866)	(13,721)
Net cash flows used in operating activities	(12,432)	(26,024)
Investing activities:
Purchases of:
Property, equipment and other	(4)	(200)
Proceeds from sale of:
Property, equipment and other	12	—
Net cash flows provided by (used in) investing activities - continuing operations	8	(200)
Net cash flows provided by investing activities - discontinued operations	3,342	7,187
Net cash flows provided by investing activities	3,350	6,987
Financing activities:
Proceeds from notes payable	2,000	4,601
Repayment of notes payable	(326)	(564)
Net cash flows provided by financing activities - continuing operations	1,674	4,037
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	1,674	4,037

Net change in cash and cash equivalents and restricted cash - continuing operations	(5,884)	(8,466)

Cash and cash equivalents and restricted cash, beginning of period	13,554	23,859
Less: cash and cash equivalents of discontinued operations - beginning of period	3,029	7,712
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	10,525	16,147
Cash and cash equivalents and restricted cash of continuing operations, end of period	$4,641	$7,681

Supplemental disclosure of cash information:
Cash (recovered) paid for:
Income taxes	$—	$(2,790)
Interest	969	1,521
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
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty Insurance Company of New York (“Global Liberty”), and as a result, Global Liberty has been classified as a discontinued operation since October 1, 2019. On October 13, 2021, Global Liberty was placed into liquidation (see “Part I, Item 1, Note 17, Subsequent Events”).
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
The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full calendar year.
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
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the nine months ended September 30, 2021, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2020, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to October 1, 2021 have been adopted by the Company.
3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2021
Trade name and trademark	15 years	$1,800	$795	$1,005
Customer relationship	10 years	2,700	1,763	937
		$4,500	$2,558	$1,942

As of December 31, 2020
Trade name and trademark	15 years	$1,800	$703	$1,097
Customer relationship	10 years	2,700	1,562	1,138
		$4,500	$2,265	$2,235

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic
Loss from continuing operations before income taxes	$(4,070)	$(3,712)	$(6,112)	$(11,700)
Income tax benefit	—	(148)	—	(271)
Net loss attributable to common shareholders from continuing operations	$(4,070)	$(3,564)	$(6,112)	$(11,429)
Basic weighted average common shares outstanding	12,973,964	11,971,490	13,665,609	11,946,051
Loss per common share basic from continuing operations	$(0.28)	$(0.30)	$(0.45)	$(0.96)

Diluted
Basic weighted average common shares outstanding	12,973,964	11,971,490	13,665,609	11,946,051
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	—	—
Diluted weighted average common shares outstanding	12,973,964	11,971,490	13,665,609	11,946,051
Loss per common share diluted from continuing operations	$(0.28)	$(0.30)	$(0.45)	$(0.96)
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative restricted stock units (“RSUs”). Earnings per common share diluted is computed by dividing net loss by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method. Atlas’ potential dilutive ordinary voting common shares consists of outstanding stock options to purchase ordinary voting common shares and warrants to purchase 2,387,368 ordinary voting common shares of Atlas for $0.69 per share.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three and nine months ended September 30, 2021 and 2020, all exercisable stock options were deemed to be anti-dilutive.
5. Contracts with Customers
The revenue included as commission income was $2.0 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.5 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Condensed Consolidated Statements of Financial Position as of September 30, 2021 and December 31, 2020:

Components of Commission Receivables
($ in ‘000s)	September 30, 2021	December 31, 2020
Commission receivable, beginning of period	$2,577	$1,428
Commission revenue	5,530	5,195
Net change in cash received	(5,197)	(4,046)
Commission receivable, end of period	$2,910	$2,577

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(855)	21.0%	$(779)	20.5%	$(1,284)	21.0%	$(2,456)	21.0
Provision for deferred tax assets deemed unrealizable (valuation allowance)	855	(21.0)	(12)	0.3	2,241	(36.7)	1,571	(13.4)
Nondeductible expenses	—	—	1	—	2	—	2	—
Stock compensation	—	—	642	(16.9)	7	(0.1)	654	(5.6)
Gain from debt extinguishment	—	—	—	—	(966)	15.8	—	—
Tax rate differential	—	—	—	—	—	—	(42)	0.3
Provision for income taxes for continuing operations	$—	—%	$(148)	3.9%	$—	—%	$(271)	2.3%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$3	21.0%	$8	21.0%	$35	21.0%	$(134)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(3)	(21.0)	(9)	(21.8)	(35)	(21.0)	(189)	29.3
Nondeductible expenses	—	—	1	0.8	—	—	1	(0.2)
Tax rate differential	—	—	—	—	—	—	(200)	31.0
Provision for income taxes for discontinued operations	$—	—%	$—	—%	$—	—%	$(522)	81.1%

Components of Income Tax Benefit - Continuing Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Current tax benefit	$—	$(148)	$—	$(271)

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Current tax benefit	$—	$—	$—	$(522)

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	September 30, 2021	December 31, 2020
Gross deferred tax assets:
Losses carried forward	$17,260	$16,408
Claims liabilities and unearned premium reserves	464	496
Investment in affiliates	23,870	23,870
Bad debts	168	168
Stock compensation	312	279
Other	530	203
Valuation allowance	(35,667)	(33,420)
Total gross deferred tax assets	6,937	8,004

Gross deferred tax liabilities:
Deferred policy acquisition costs	75	134
Investments	77	122
Fixed assets	464	1,344
Intangible assets	408	469
Other	5,913	5,935
Total gross deferred tax liabilities	6,937	8,004
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of September 30, 2021 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	13,649
2018	2038	8,903
2018	Indefinite	8,245
2019	2039	4,973
2019	Indefinite	6,306
2020	2040	31,300
2020	Indefinite	4,687
2021	2041	—
2021	Indefinite	4,056
Total		$82,191

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $35.7 million and $33.4 million for its gross future deferred tax assets as of September 30, 2021 and December 31, 2020, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and nine months ended September 30, 2021 and 2020. Tax year 2017 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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
8. Property and Equipment

Property and Equipment Held
($ in ‘000s)	September 30, 2021	December 31, 2020
Buildings[1]	$—	$7,425
Land[1]	—	1,840
Building improvements[1]	—	9,031
Leasehold improvements	182	193
Internal use software	12,795	12,795
Computer equipment	1,842	1,838
Furniture and other office equipment	1,097	1,121
Total	$15,916	$34,243
Accumulated depreciation and amortization	(13,030)	(15,428)
Total property and equipment, net	$2,886	$18,815

1 Held for sale
Depreciation expense and amortization from continuing operations was $378,000 and $741,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively. For the year ended December 31, 2020, depreciation expense and amortization from continuing operations was $3.2 million.
For the nine months ended September 30, 2021 and 2020, the Company capitalized $0 and $185,000, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage for internal-use software. Substantially all of the costs incurred during the period were part of the application development stage. Amortization expense recorded for projects in the post-implementation/operation stage was $302,000 and $308,000 for the three months ended September 30, 2021 and 2020, respectively, and $906,000 and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building. Rental income related to this lease agreement was $119,000 and $116,000 for the three months ended September 30, 2021 and 2020, respectively, and $357,000 and $346,000 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense related to the building and its improvements was $0 and $284,000 for the three months ended September 30, 2021 and 2020, respectively, and $284,000 and $833,000 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in depreciation expense for its corporate headquarters is a result of the held for sale status of the corporate headquarters.
On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived asset as held and used to long-lived assets held for sale. The Company has engaged an independent third party which is actively marketing the sale of the corporate headquarters including the land, building, building improvements and contents including furniture and fixtures and a sale is expected to close within one year from the classification transition date. The assets transferred totaled $11.5 million which were previously classified as property and equipment, net on the condensed consolidated statements of financial position and now included as part of assets held for sale. The Company performed an evaluation of the net book value of the assets and recorded an impairment of $1.5 million and $3.0 million which is recorded as part of net realized losses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.
Realized gains on disposals of fixed assets totaled $0 and $12,000 for the three and nine months ended September 30, 2021, respectively. There were no losses on disposals of fixed assets for each of the three and nine months ended September 30, 2020.
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
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”	Nine months ended September 30,
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	—	$—	27,195	$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	(27,195)	6
Outstanding, end of period	—	$—	—	$0.00

US$ Denominated:
Outstanding, beginning of period	181,500	US$13.51	375,000	US$17.01
Granted	1,016,000	0.49	—	—
Exercised	—	—	—	—
Canceled	—	—	(193,500)	18.73
Outstanding, end of period	1,197,500	US$2.63	181,500	US$13.51

There are 401,500 stock options that are exercisable as of September 30, 2021. The stock option grants outstanding have a weighted average remaining life of 5.97 years and have a fair value of $51,000 as of September 30, 2021.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and nine months ended September 30, 2021 and 2020, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During the first quarter of 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets. Also during the first quarter of 2020, an additional 53,500 options were canceled due to the departure of a former officer. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense will be amortized over the anticipated vesting period.
On April 22, 2021, the Company granted an aggregate of 1,016,000 options (“Options”) with an exercise price of $0.49 per common share of the Company to directors, managers, and executives pursuant to the Company’s Equity Incentive Plan. This exercise price is the average of the high bid and low asked prices on the date of the grant quoted on the OTC Bulletin Board Service. The Options granted to management will vest in three equal installments, with each installment vesting on the 1st, 2nd and 3rd anniversary of the date of the grant. The Options granted to independent directors vested immediately upon the date of the grant. The Options will expire on the seventh anniversary of the date of the grant. In the event of a change of control of the Company, or should a director’s or employee’s service with the Company be terminated other than for cause or voluntary resignation, any unvested Options will immediately vest. The estimated fair values of the Options are amortized to expense over the Options’ vesting period. The Company estimated the fair value of the Options at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2021
Expected risk-free interest rate	1.6%
Volatility	180.8%
Expected life (in years)	7.0

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. As of September 30, 2021, all of the RSU grants have vested.

Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Nine months ended September 30,
	2021		2020
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	$3,301	$10.22	$171,682	$17.46
Granted	—	—	—	—
Vested	(3,301)	0.12	(8,381)	10.22
Canceled	—	—	(160,000)	9.62
Non-vested, end of period	$—	$—	$3,301	$10.22

During the first quarter of 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets. Also during the first quarter of 2020, an additional 20,000 restricted common shares were canceled due to the departure of a former officer.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $31,000 and $82,000 in share-based compensation expense, including income tax expense, for the three months ended September 30, 2021 and 2020, respectively, and $197,000 and $277,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was no unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares.
10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $0 and $19,000 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $77,000 for the nine months ended September 30, 2021 and 2020, respectively. The matching portion of this plan was suspended during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas’ costs incurred related to the matching portion of the ESPP were $0 and $5,000 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $21,000 for the nine months ended September 30, 2021 and 2020, respectively. The matching portion of this plan was suspended during the third quarter of 2020.

11. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		September 30, 2021			December 31, 2020
	Shares Authorized[1]	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	800,000,001	15,052,839	14,797,334	$45	12,248,798	11,993,293	$37
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	833,333,335	15,052,839	14,797,334	$45	12,248,798	11,993,293	$37

1 Shares authorized increased from 266,666,667 to 800,000,001 effective July 12, 2021.
There were 0 and 3,301 non-vested RSUs as of September 30, 2021 and December 31, 2020, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During the nine months ended September 30, 2021, the Company issued 2,804,041 ordinary voting common shares of which 2,750,000 ordinary voting common shares were issued as part of a credit facility agreement, 50,740 ordinary voting common shares were issued under the near term incentive program, and 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs. During the year ended December 31, 2020, the Company issued 210,481 ordinary voting common shares of which 202,100 ordinary voting common shares were issued under the near term incentive program while 8,381 ordinary voting common shares were issued as a result of the vesting of RSUs. Also, during the year ended December 31, 2020, 140,000 ordinary voting restricted common shares were canceled due to not meeting performance targets, and 20,000 ordinary voting restricted common shares were canceled due to the departure of a former officer.
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
Mezzanine Equity
There were no preferred shares outstanding as of September 30, 2021 and December 31, 2020.
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of September 30, 2021 or 2020.

Lease Expense
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating leases	$169	$190	$507	$570
Variable lease cost	12	88	195	268
Total	$181	$278	$702	$838

Other Operating Lease Information
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$181	$278	$702	$838
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	—
Total	$181	$278	$702	$838

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of September 30, 2021
Remainder of 2021	$224
2022	179
2023	23
Total lease payments	$426
Impact of discounting	18
Operating lease liability	$444

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of September 30, 2021
Lease right-of-use asset	Right-of-use asset	$403

Weighted-average remaining lease term		0.5 years
Weighted-average discount rate		3.7%

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

14. Notes Payable
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes (the “Notes”) and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Interest on the senior unsecured notes is payable quarterly on each January 26, April 26, July 26 and October 26. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the senior unsecured notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The senior unsecured notes will rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The senior unsecured notes will rank equally in right of payment to all of Atlas’ existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the senior unsecured notes will be structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries.
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
On August 31, 2021, the Company entered into a Restructuring Support Agreement (the “RSA”) with holders of approximately 48% of the Company’s Notes and then holders of an additional 6.59% of the Notes acceded to the RSA for a total of 54.59% (collectively, the “Supporting Noteholders”). The RSA memorializes the agreed-upon terms for a financial restructuring of the Notes on the terms and conditions set forth in the Term Sheet (the “Note Restructuring”). The RSA contemplates that the Note Restructuring will be effectuated through (i) a scheme of arrangement in respect of the Notes pursuant to section 86 of Part IV of the Companies Act (2021 Revision) of the Cayman Islands (the “Scheme”) and (ii) a recognition proceeding with respect to the Scheme pursuant to chapter 15 of title 11 of the United States Code. Under the terms of the RSA, the Note Restructuring is expected to be completed by March 1, 2022, resulting in a five-year extension of the stated maturity through April 26, 2027 and other agreed modifications. The Company expects that the contemplated restructuring will enable it to satisfy its obligations under the modified notes and create value for stakeholders.
Each Supporting Noteholder is fully supportive of the proposed Note Restructuring and has agreed, as reflected in the RSA, to, among other things, (i) work in good faith with the Company and its advisors to implement the Note Restructuring as soon as possible in a manner consistent with the terms of the RSA; (ii) support the Note Restructuring and vote and exercise any powers or rights available to it in favor of any matter requiring approval to the extent necessary to implement the Note Restructuring; (iii) not take, direct, encourage, assist or support (or procure that any other person takes, directs, encourages, assist or supports) any action which would, or would reasonably be expected to, breach or be inconsistent with the RSA or the Note Restructuring, or delay, impede, or prevent the implementation or consummation thereof; (iv) oppose any party or person from taking any Restricted Actions (as defined in the RSA); (v) negotiate in good faith and use commercially reasonable efforts to execute and implement the Definitive Restructuring Documents (as defined in and consistent with the RSA) to which it is required to be a party and coordinate its activities with the other parties (to the extent practicable and subject to the terms of the RSA) in respect of all matters concerning the implementation and consummation of the RSA; and (vi) cooperate with and assist the Company in obtaining additional support for the Note Restructuring from the Company’s stakeholders. The RSA allows other holders of the Notes to accede to the RSA and become Supporting Noteholders.
The RSA may be terminated upon the occurrence of certain events set forth in the RSA, including if the Note Restructuring is not effectuated by March 1, 2022.
On November 10, 2016, American Insurance Acquisition, Inc. (“AIAI”) entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage rate is secured by the Company’s headquarters and was previously eliminated in consolidation. The amounts payable as of September 30, 2021 are due to the estates of the ASI Pool Companies.
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
On September 1, 2021, the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Convertible Senior Secured Delayed-Draw Credit Agreement (the “Credit Agreement”), agented by Sheridan Road Partners, LLC (in such capacity, the “Agent”), with certain Supporting Noteholders named therein as lenders (the “Lenders”), pursuant to which the Lenders made available to the Borrowers a term loan facility in the aggregate principal amount of up to $3,000,000 (the “Term Loans”). The Credit Agreement provides for an initial advance of $2 million in Term Loans upon the satisfaction by Borrowers of certain initial funding conditions and additional delayed draw advances of up to $1 million (the “Delayed Draws”) within 18 months of closing, in each case, subject to the terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the restructuring of the Company’s Notes. Interest will accrue on the funded Term Loans at 12% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14% per annum and will be payable only in cash. The term of the term loan facility is 24 months.
As a set-up fee for the term loan facility, 2,750,000 ordinary voting common shares of the Company were issued to the Lenders upon execution of the agreement, and up to an additional 2,250,000 ordinary voting common shares may be issued to the Lenders if there are any Delayed Draws. The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary shares at the same rate.
Under the Credit Agreement, the Borrowers have the option at any time to prepay the Term Loans in whole or in part subject to the payment of certain yield protection obligations. The Lenders have the right to demand prepayment, along with payment of certain yield protection obligations, upon the occurrence of an event of default, change of control, sale of certain assets of the Borrowers, a casualty event, eminent domain, or condemnation, in each case, subject to negotiated limitations.
The Credit Agreement requires the Borrowers to comply with customary affirmative and negative covenants, including covenants governing and restricting indebtedness, liens, investments, sales of assets, distributions, and fundamental changes in the Borrowers’ organizational structure and line of business and maintaining certain levels of liquidity. The obligation of the Lenders to make any of the Term Loans is conditioned upon the grant to the Agent, on behalf of the Lenders, of a first priority perfected security interest in collateral consisting of substantially all of the assets of the Borrowers to secure the payment in full of the Term Loans and all other obligations under the Credit Agreement and related loan documentation. The collateral will include pledges of the equity of the Company’s direct and indirect subsidiaries AIAI, AGMI, Anchor Holdings Group, Inc., UBI and Plainview Premium Finance Company, Inc. Upon payment in full of the Term Loans, the Company will have no further obligations to the Agent and the Lenders under the Credit Agreement and other related loan documentation other than the obligation to register the ordinary shares issued pursuant to the Credit Agreement, and the security interests granted by the Borrowers in favor of the Agent, on behalf of the Lenders, will terminate.
The Company has recorded a fee related to the Credit Agreement which totaled $935,000, which was the fair value of the shares issued for the Credit Agreement. This non-cash fee has been recorded as an asset in the Company’s condensed consolidated statements of financial position and is being amortized on a straight-line basis over the contractual term of the access period. During the three and nine months ended September 30, 2021, the Company recorded amortization totaling $39,000. No draws were made on the Credit Agreement as of September 30, 2021. On October 4, 2021, the Lenders advanced $500,000 of Term Loans despite the fact that all of the initial funding conditions had not been met.
Interest expense on notes payable was $556,000 and $571,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Notes Payable Outstanding
($ in ‘000s)	September 30, 2021	December 31, 2020
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	—	4,601
1.0% Second PPP Loan due February 7, 2026	2,000	—
5.0% Mortgage due November 10, 2026	6,538	6,863
Total outstanding borrowings	33,538	36,464
Unamortized issuance costs	(128)	(296)
Total notes payable	$33,410	$36,168

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
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty has been classified as a discontinued operation and the assets and liabilities are reported as held for sale and results of Global Liberty’s operations are reported separately for all periods presented. Global Liberty has not been sold within the one year guidance as set forth by ASC 205-20 (Discontinued Operations) to continue classifying Global Liberty as a discontinued operations. However, due to the confluence of events and circumstances beyond the Company’s control, ASC 205-20 provides for an exception to the one year guidance which the Company believes fits its situation. As a result of the Company applying the exception guidance, Global Liberty remains a discontinued operation as of September 30, 2021. While the Company continued to pursue plans to sell Global Liberty pending certain regulatory and other matters that would need to occur prior to such sale during the quarter, Global Liberty was ultimately placed in a form of statutory receivership by the New York Department of Financial Services in October 2021 (see “Part I, Item 1, Note 17, Subsequent Events”).

Summary financial information for Global Liberty included in (loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is presented below:

Income (Loss) from Discontinued Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net premiums earned	$2,464	$3,208	$7,765	$11,048
Net investment loss	(13)	(27)	(106)	(44)
Net realized gains (losses)	10	—	155	(1,565)
Other income	7	—	7	—
Total revenue	2,468	3,181	7,821	9,439
Net claims incurred	3,532	1,071	5,980	3,424
Acquisition costs	(1,685)	389	(280)	2,818
Other underwriting expenses	607	1,682	1,956	3,840
Total expenses	2,454	3,142	7,656	10,082
Income (loss) from operations before income taxes	14	39	165	(643)
Income tax benefit	—	—	—	(522)
Net income (loss)	$14	$39	$165	$(121)

Statements of Comprehensive Income (Loss)
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$14	$39	$165	$(121)

Other comprehensive income (loss):
Changes in net unrealized investments (gains) losses	1	54	(21)	299
Reclassification to net income (loss)	(16)	(3)	(175)	(96)
Other comprehensive (loss) income	(15)	51	(196)	203
Total comprehensive (loss) income	$(1)	$90	$(31)	$82

The assets and liabilities of Global Liberty are presented as discontinued operations and included in assets and liabilities held for sale in the condensed consolidated statements of financial position at September 30, 2021 and December 31, 2020 and are detailed as follows:

($ in ‘000s)	September 30, 2021	December 31, 2020
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $1,194 and $4,315)	$1,227	$4,544
Other investments	1,303	1,319
Total investments	2,530	5,863
Cash and cash equivalents	1,505	3,029
Accrued investment income	9	29
Reinsurance recoverables on amounts paid	1,353	581
Reinsurance recoverables on amounts unpaid	30,732	31,958
Prepaid reinsurance premiums	—	9,739
Deferred policy acquisition costs	356	637
Other assets	731	2,049
Total assets	$37,216	$53,885

Liabilities
Claims liabilities	$32,938	$38,499
Unearned premium reserves	4,959	14,545
Due to reinsurers	—	10
Other liabilities and accrued expenses	4,750	7,353
Total liabilities	$42,647	$60,407

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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) the $25 million of Senior Unsecured Notes maturing on April 26, 2022, (3) recurring operating losses for fiscal periods through September 30, 2021, (4) the Company’s negative equity, and (5) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date of the issuance of the September 30, 2021 interim financial statements.
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
17. Subsequent Events
On October 4, 2021, the Company received $500,000 as its first draw on the Credit Agreement.
On October 12, 2021, a court order, with Global Liberty’s consent, was signed and entered on October 13, 2021 placing Global Liberty in liquidation.

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
COVID-19 has dramatically reduced the addressable market. At the time of filing, it is difficult to estimate the near and longer-term impact on market size and potential revenue, and the impact of COVID-19 on our customers appears to have resulted in an approximate reduction of trips and vehicles in operation in the range of 26% to as much as 70% as compared to the same periods of 2019. This directly impacts our revenue and the ability to generate new business.
The Company’s current strategy focuses on AGMI’s managing general agency operation as the primary go-forward business. During 2019 and 2020, we worked with insurance regulators and advisors to evaluate and take steps intended to achieve the best outcome for stakeholders in connection with our Insurance Subsidiaries pursuant to regulatory actions. As a result of management no longer having financial control of the ASI Pool Companies, they have been deconsolidated from our results since October 1, 2019 while Global Liberty has been classified as discontinued operations since October 1, 2019. The metrics discussed in the following MD&A have changed as a result of the deconsolidation of the ASI Pool Companies and classification of Global Liberty as a discontinued operation (see “Part I, Item 1, Note 17, Subsequent Events”).
On September 1, 2021, the Company and certain of its subsidiaries entered into a Convertible Senior Secured Delayed-Draw Credit Agreement and a Restructuring Support Agreement (see “Part I, Item 1, Note 14, Notes Payable”)

II. Operating Results
Highlights
•Commission income was $2.0 million for the three months ended September 30, 2021, an increase of 22.2% from $1.7 million for the three months ended September 30, 2020.
•Net realized losses were $1.5 million for the three months ended September 30, 2021 which related to the impairment charge on the Company’s corporate headquarters. There were no impairment charges for the three months ended September 30, 2020.
•Total revenue, including the impact of net realized losses, was $1.8 million for the three months ended September 30, 2021, a decrease of 12.6% from $2.0 million for the three months ended September 30, 2020.
•Loss from operating activities was $3.3 million in third quarter 2021 compared to a loss from operating activities of $3.5 million in third quarter 2020.
•Net loss from continuing operations was $4.1 million, or $0.28 per common share diluted, in third quarter 2021 compared to a net loss from continuing operations of $3.6 million, or $0.30 loss per common share diluted, in third quarter 2020.
•Net income from discontinued operations was $14,000, or $0.00 earnings per common share diluted, in third quarter 2021 compared to net income from discontinued operations of $39,000, or $0.00 earnings per common share diluted, in third quarter 2020.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Commission income	$2,046	$1,674	5,530	4,677
Underwriting expense:
Acquisition costs	1,105	862	2,954	2,737
Share-based compensation	31	82	197	277
Other underwriting expenses	4,161	4,238	11,286	12,819
Total underwriting expenses	5,297	5,182	14,437	15,833
Loss from operating activities, before income taxes	(3,251)	(3,508)	(8,907)	(11,156)
Interest expense, net	(556)	(571)	(1,639)	(1,392)
Forgiveness of PPP Loan	—	—	4,601	—
Realized (losses) gains and other income	(263)	367	(167)	848
Net loss before income taxes	(4,070)	(3,712)	(6,112)	(11,700)
Income tax benefit	—	(148)	—	(271)
Income (loss) from discontinued operations, net of tax	14	39	165	(121)
Net loss	$(4,056)	$(3,525)	$(5,947)	$(11,550)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.28)	$(0.30)	$(0.45)	$(0.96)

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
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses incurred primarily in connection with our MGA and holding company operations. Of the $4.1 million and $11.2 million of other underwriting expenses for the three and nine months ended September 30, 2021, respectively, approximately $2.6 million and $7.1 million, respectively, related to the continuing operations of AGMI (which included non-cash depreciation and amortization of $191,000 and $609,000, respectively). The remaining $1.5 million and $4.1 million, respectively, relates to the Company’s headquarters building, which is classified as held for sale, and other holding company expenses. We believe that because a portion of our personnel and other expenses are relatively fixed in nature, changes in premium production may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI.
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
Commission income for the three months ended September 30, 2021 totaled $2.0 million compared to $1.7 million for the three months ended September 30, 2020. The increase was mainly attributed to the following:
•$170,000 decrease in commission income related to the sale of renewal rights on large paratransit accounts in 2020, offset by:
•$290,000 increase due to policy credits issued during Q3 2020 as part of COVID-19 state mandates and directives; and
•$253,000 increase in commission income relating to new programs.
Commission income for the nine months ended September 30, 2021 totaled $5.5 million compared to $4.7 million for the nine months ended September 30, 2020. The increase was mainly attributed to the following:
•$1.6 million decrease in commission income related to the sale of renewal rights on large paratransit accounts in 2020;
•$1.4 million increase in commission income related to return premiums issued as part of the liquidation of the ASI Pool Companies during 2020;
•$992,000 increase in commission income relating to new programs.

Geographic Concentration

Gross Premiums Produced by State
($ in ‘000s)	Three months ended September 30,
	2021		2020
California	$3,501	31.5%	$1,594	18.1%
New York	2,904	26.1	2,660	30.3
Nevada	1,051	9.5	368	4.2
Virginia	960	8.6	968	11.0
Indiana	382	3.4	269	3.1
Tennessee	237	2.1	135	1.5
South Carolina	231	2.1	170	1.9
Minnesota	230	2.1	687	7.8
Maryland	185	1.7	139	1.6
Ohio	172	1.5	116	1.3
Other	1,259	11.4	1,680	19.1
Total	$11,112	100.0%	$8,786	100.0%

Gross Premiums Produced by State
	Nine months ended September 30,
	2021		2020
New York	$9,330	30.9%	$7,407	28.9%
California	7,399	24.5	6,012	23.4
Virginia	3,546	11.8	3,484	13.6
Minnesota	1,810	6.0	210	0.8
Nevada	1,363	4.5	152	0.6
Indiana	979	3.2	944	3.7
South Carolina	718	2.4	1,361	5.3
Illinois	480	1.6	(117)	(0.5)
Ohio	457	1.5	453	1.8
Maryland	455	1.5	888	3.5
Other	3,622	12.1	4,864	19.0
Total	$30,159	100.0%	$25,658	100.0%

Acquisition Costs
Acquisition costs for the three months ended September 30, 2021 were $1.1 million compared to $862,000 for the three months ended September 30, 2020, respectively, and represent commissions paid to retail agents who sell insurance policies. The increase in acquisition costs resulted from the increase in production of $2.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Acquisition costs for the nine months ended September 30, 2021 were $3.0 million compared to $2.7 million for the nine months ended September 30, 2020, respectively. The increase in acquisition costs resulted from the increase in production of $4.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Other Underwriting Expenses
Other underwriting expenses for the three months ended September 30, 2021 and 2020 were $4.1 million and $4.2 million, respectively. The significant variances for the three months ended September 30, 2021 and 2020 are as follows:
•$1.4 million increase related to the elimination of shared services related to the deconsolidated entities;
•$540,000 increase in the reduction of shared services related to Global Liberty;
•$1.1 million decrease in salaries and benefits related to the reduction in force;

•$31,000 increase in share-based compensation expense related to the issuance of stock options;
•$450,000 decrease related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$114,000 decrease in professional services related to the strategic shift of the Company; and
•$362,000 decrease in depreciation and amortization mainly attributed to the corporate headquarters status as held for sale.
Other underwriting expenses for the nine months ended September 30, 2021 and 2020 were $11.2 million and $12.8 million, respectively. The significant variances for the nine months ended September 30, 2021 and 2020 are as follows:
•$5.6 million increase related to the elimination of shared services related to the deconsolidated entities;
•$1.2 million increase in the reduction of shared services related to Global Liberty;
•$3.6 million decrease in salaries and benefits related to the reduction in force;
•$1.8 million decrease related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$1.4 million decrease in professional services related to the strategic shift of the Company;
•$1.0 million decrease in depreciation and amortization mainly attributed to the corporate headquarter status as held for sale;
•$315,000 decrease in corporate insurance costs due to the decline in insured value; and
•$300,000 decrease in all other expenses mainly due to the impact from COVID-19 during the third quarter 2020.
Interest Expense, net
On April 26, 2017, Atlas issued $25.0 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $470,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2021 compared to $472,000 and $1.4 million during the three and nine months ended September 30, 2020, respectively. On November 10, 2016, AIAI entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense during the three and nine months ended September 30, 2021 was $81,000 and $248,000, respectively, compared to $89,000 and $276,000 during the three and nine months ended September 30, 2020, respectively. On May 1, 2020, AIAI entered into a PPP Loan pursuant to the the CARES Act with an interest rate of 1.0% per annum. Interest income on the PPP Loan during the three and nine months ended September 30, 2021 was $0 and $32,000, respectively, compared to interest expense of $10,000 and $18,000 for the three and nine months ended September 30, 2020, respectively. On February 7, 2021, AIAI entered into the Second PPP Loan pursuant to the PPP Rules that bears interest at a rate of 1.0% per annum. Interest expense on the Second PPP Loan for the three and nine months ended September 30, 2021 was $5,000 and $13,000, respectively. AIAI entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes was $0 for each of the three and nine months ended September 30, 2021 compared to $0 and $308,000 during the three and nine months ended September 30, 2020, respectively.
Other Income
Atlas recorded other income of $1.2 million and $367,000 for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $848,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase resulted from professional services income received by AGMI for each period.
Income Taxes
For both the three and nine months ended September 30, 2021, Atlas recorded income tax benefit of $0. The Company recorded income tax benefit of $148,000 and $271,000 for the three and nine months ended September 30, 2020, respectively. Atlas maintains a 100% valuation allowance on the Company’s net deferred tax assets.

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
Net Loss and Loss per Common Share
Atlas had net loss of $4.1 million and $5.9 million during the three and nine months ended September 30, 2021, respectively, compared to net loss of $3.5 million and $11.6 million during the three and nine months ended September 30, 2020, respectively. Loss per common share diluted was $0.28 and $0.45 for the three and nine months ended September 30, 2021, respectively, compared to net loss per common share diluted of $0.30 and $0.96 for the three and nine months ended September 30, 2020, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	September 30, 2021	December 31, 2020
Common deficit	$(25,903)	$(20,892)
Common shares:
Common shares outstanding	14,797,334	11,993,293
Restricted stock units	—	3,301
Total common shares	14,797,334	11,996,594
Book value per common share outstanding	$(1.75)	$(1.74)
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for related and third party entities. Global Liberty funds their obligations primarily through premiums collected, investment income and proceeds from the sales and maturity of investments and capital contributions from its parent (see “Part I, Item 1, Note 17, Subsequent Events”). Global Liberty requires regulatory approval for the return of capital and, in certain circumstances, payment of dividends. In the event that dividends and management fees available to Atlas are inadequate to service its obligations, Atlas would need to raise capital, sell assets or incur debt obligations.
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

The Company is currently in default on interest payments related to the senior unsecured notes and has entered into a Restructuring Support Agreement and Convertible Senior Secured Delayed-Draw Credit Agreement as more fully described in Part I, Item 1, Note 14, Notes Payable.

Summary of Cash Flows
($ in ‘000s)	Nine months ended September 30,
	2021	2020
Net cash flows used in operating activities	$(12,432)	$(26,024)
Net cash flows provided by investing activities	3,350	6,987
Net cash flows provided by financing activities	1,674	4,037
Net decrease in cash	$(7,408)	$(15,000)

Cash used in operations during the nine months ended September 30, 2021 was $12.4 million, compared to $26.0 million during the nine months ended September 30, 2020. Cash used in the nine months ended September 30, 2021 resulted from the change in operating assets and liabilities used for managing general agency operations.
Cash provided by investing activities during the nine months ended September 30, 2021 was $3.4 million and resulted from the net sales and maturities of fixed income securities. Sales of investments were needed to fund payments to policyholders and claimants. Cash provided by investing activities during the nine months ended September 30, 2020 was $7.0 million and resulted from the net sales and maturities of fixed income securities, the net sales of equity securities and other investments partially offset by the purchase of short-term investments and property and equipment purchases.
Cash provided in financing activities during the nine months ended September 30, 2021 was a result of the Company receiving a Second PPP Loan (see “Part I, Item 1, Note 14, Notes Payable”) offset by mortgage payments made to the ASI Pool Companies. Cash used in financing activities during the nine months ended September 30, 2020 was cash provided from a PPP Loan offset by cash used for mortgage payments to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the nine months ended September 30, 2021 or during the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our president and chief executive officer and vice president and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file a Current Report on Form 8-K during the quarter as discussed below in connection with our internal control over SEC filing procedures.
Timely filing of Current Reports: The Company did not timely file is Current Report on Form 8-K related to the resignation of a Director as a result of an inadvertent human error and therefore did not have an effective internal control in place to monitor the progress of all aspects of its SEC reporting and disclosure requirements to timely identify delays, resulting in the Company being unable to timely meets its current reporting and disclosure requirements with the SEC.
With respect to the material weakness related to the timely filing of Current Reports and resulting failure to timely file, the Company is re-evaluating its internal procedures to reduce inadvertent human error when filing future Current Reports on Form 8-K.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported on our Current Reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the quarter ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
Except as previously reported on our Current Reports on Form 8-K, there were no defaults upon senior securities by the Company during the quarter ended September 30, 2021.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

10.1(1)	Restructuring Support Agreement, dated August 31, 2021, by and among Atlas Financial Holdings, Inc. and the noteholders named therein*
10.2(1)
Convertible Senior Secured Delayed-Draw Credit Agreement, dated September 1, 2021, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein*

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
* Certain portions of this exhibit (indicated by “[****]”) have been omitted pursuant to Item 601(b)(10) of Regulations S-K.
1 Incorporated by reference from our Current Report on Form 8-K filed on September 1, 2021

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2021	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer