Form 10-K
period 2021-12-31
Atlas Financial Holdings, Inc.
filed 2022-03-31
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	COMMISSION FILE NUMBER:
December 31, 2021	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 472-6700

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.003 par value per share	AFHIQ	OTC Markets - Pink Sheets
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

There were 17,297,334 shares of the Registrant’s common stock outstanding as of March 30, 2022, all of which are ordinary voting common shares. There are no outstanding restricted voting common shares. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates of the registrant was approximately $4.9 million (based upon the closing sale price of the registrant’s common shares on June 30, 2021).

For purposes of the foregoing calculation only, which is required by Form 10-K, the registrant has included in the shares owned by affiliates those shares owned by directors and officers of the registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Atlas Financial Holdings, Inc.’s Proxy Statement relating to its 2022 Annual General Meeting of Shareholders, which Atlas Financial Holdings, Inc. intends to file no later than 120 days after the end of its fiscal year ended December 31, 2021, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

Atlas Financial Holdings, Inc.
Index to Annual Report on Form 10-K
December 31, 2021

Part I
Item 1. Business
Overview
Atlas Financial Holdings, Inc. (“Atlas”, “We”, “us”, “our”, or “the Company”) is primarily in the business of generating, underwriting and servicing commercial automobile insurance in the United States, with a niche market orientation and focus on insurance for the “light” commercial automobile sector including taxi cabs, limousine/livery (including transportation network company drivers) and business auto.
Our business currently focuses on a managing general agency (“MGA”) strategy. Primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”), our objective is recapturing and maintaining business we have historically written in the taxi, livery/limo and other specialty business auto sectors as well as generating new business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. Our team believes that the specialized infrastructure and technology platforms we have developed over the years to support our traditional business will enable us to provide comparative advantages as an MGA in other commercial auto segments. In particular, our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform, which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.
Our target markets include the expanding segment of commercially licensed drivers operating through traditional public automobile sectors such as limousine, livery, and taxi operators as well as gig-economy focused drivers who are engaged through transportation network companies (“TNCs”). We focus predominantly on owner-operators, small fleets, and other sub-categories of our target market that we believe are often underserved.
In 2019, the Company implemented a change in strategy which emphasizes the MGA operations it owns with the objective of establishing business relationships with other unrelated insurance carriers. As part of this strategic transition, the Company expects to deploy its experience, technology and expertise in the niche segment in which Atlas traditionally focused, but cease relying on wholly owned insurers and rely more on external risk-taking partners. We believe that this approach will reduce certain significant risks and capital requirements related to traditional primary insurance company operations. For more information on the risks that will remain applicable to the Company, see “Part I, Item 1A, Risk Factors”.
2022 Developments
As previously disclosed and in connection with the cancellation of its 6.625% senior unsecured notes due 2022 (the “Notes”) and the issuance of the Company’s 6.625%/7.25% Senior Unsecured PIK Toggle Notes due 2027 (the “New Notes”) in exchange, on January 4, 2022, the Company filed a petition and summons for direction (the “Cayman Proceeding”) in the Grand Court of the Cayman Islands (the “Cayman Court”) regarding a scheme of arrangement pursuant to section 86 of Part IV of the Companies Act (2021 Revision) of the Cayman Islands (the “Scheme”) proposed by the Company related to the restructuring of the Company’s indebtedness under the Notes (the “Note Restructuring”). Pursuant to the summons for directions, the Company sought an order (the “Convening Order”) for the convening of a single meeting of a class of creditors affected by the Scheme (the “Scheme Creditors”) to consider and, if thought fit, approve, with or without modification, the Scheme (the “Scheme Meeting”). At the Scheme Meeting, the resolution was put forward that “...the Scheme of Arrangement, a copy of which has been tabled at this Scheme Meeting, be approved subject to any modification, addition or condition which the Grand Court of the Cayman Islands may think to fit or impose which would not directly or indirectly have a material adverse effect on the rights of the Scheme Creditors.” The aforementioned resolution was passed with an overwhelming majority: holders of 91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of a sanction order (the Sanction Order”). The Sanction Order was filed with and accepted by the Registrar of Companies, as required by the Cayman Court.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed a petition under chapter 15 of the United States Bankruptcy Code (the “Recognition Petition”), seeking that the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) enter an order recognizing the Cayman Proceeding as the foreign main or foreign nonmain proceeding and enforcing the Scheme within the territorial jurisdiction of the United States (the “Recognition and Enforcement Order”). On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled a hearing before the Bankruptcy Court for March 30, 2022 (the “Recognition Hearing”)

to consider the Recognition Petition and related relief. The non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order is effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the previously disclosed Restructuring Support Agreement (the “RSA”) between the Company and the noteholders party thereto. For more information on the Note Restructuring and the RSA, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements.
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
(b)American Insurance Acquisition, Inc. (“American Acquisition”), a corporation formed under the laws of Delaware as a wholly owned subsidiary of KAI; and
(c)Atlas Acquisition Corp., a Delaware corporation wholly-owned by JJR VI and formed for the purpose of merging with and into American Acquisition.
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
On December 7, 2012, a shareholder meeting was held where a one-for-three reverse stock split was unanimously approved. When the reverse stock split took effect on January 29, 2013, it decreased the authorized and outstanding ordinary voting common shares and restricted voting common shares at a ratio of one-for-three. The primary objective of the reverse stock split was to increase the per share price of Atlas’ ordinary voting common shares to meet certain listing requirements of The Nasdaq Stock Market, LLC (“Nasdaq”). Unless otherwise noted, all historical share and per share values in this Annual Report on Form 10-K reflect the one-for-three reverse stock split.
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
On February 11, 2013, an aggregate of 4,125,000 Atlas ordinary voting common shares were offered in Atlas’ initial public offering in the U.S. 1,500,000 ordinary voting common shares were offered by Atlas and 2,625,000 ordinary voting common shares were sold by KAI at a price of $5.85 per share. Atlas also granted the underwriters an option to purchase up to an aggregate of 618,750 additional shares at the public offering price of $5.85 per share to cover over-allotments, if any. On March

11, 2013, the underwriters exercised this option and purchased an additional 451,500 shares. After underwriting and other expenses, total proceeds of $9.8 million were realized on the issuance of the shares. At that time, Atlas’ shares began trading on Nasdaq under the symbol “AFH”, which changed to “AFHIF” when Atlas’ shares ceased trading on Nasdaq and began trading on the OTC Markets system on September 2, 2020, and which changed again to “AFHIQ” on March 7, 2022 after the Company filed a chapter 15 petition in connection with the Note Restructuring. It is expected that the Company’s ticker symbol with be changed back to “AFHIF” in due course following the conclusion of the Chapter 15 proceeding as discussed elsewhere in this document. The principal purposes of the initial offering in the U.S. were to create a public market in the U.S. for Atlas’ ordinary voting common shares and thereby enable future access to the public equity markets in the U.S. by Atlas and its shareholders, to obtain additional capital for general corporate purposes and to repurchase outstanding preferred shares issued in connection with the above described reverse merger.
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
On March 11, 2015, we acquired Anchor Holdings Group, Inc. (“Anchor Holdings”), a privately owned insurance holding company, and its wholly owned subsidiary, Global Liberty Insurance Company of New York (“Global Liberty”), along with its affiliated entities, AGMI, Plainview Premium Finance Company, Inc. (“Plainview Delaware”) and Plainview Delaware’s wholly owned subsidiary, Plainview Premium Finance Company of California, Inc. (“Plainview California” and together with Anchor Holdings, Global Liberty, AGMI, and Plainview Delaware, “Anchor,”) from an unaffiliated third party for a total purchase price of $23.2 million, consisting of a combination of cash and Atlas preferred shares that was approximately 1.3 times combined U.S. GAAP book value. Consideration consisted of approximately $19.2 million in cash and $4.0 million of Atlas preferred shares (consisting of a total of 4,000,000 preferred shares at $1.00 per preferred share). Anchor provided specialized commercial insurance products, including commercial automobile insurance to niche markets such as taxi, black car and sedan service owners and operators primarily in the New York market. During the fourth quarter of 2016, the Company canceled 4,000,000 preferred shares pursuant to the Anchor stock purchase agreement due to unfavorable development of Global Liberty’s pre-acquisition claims reserves. The contingent consideration terms of the Anchor stock purchase agreement expired after a period of five years from the date of acquisition.
As previously disclosed, the Company was unable to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020, and its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, due to delays in the year end audit process. As a result, the Company received delinquency notices from Nasdaq related to these filings as well as other matters. On August 31, 2020, the Company filed a Current Report on Form 8-K advising that Nasdaq would suspend trading in the Company’s securities effective at the open of business on September 2, 2020. Nasdaq filed a Form 25 Notification of Delisting with the Securities and Exchange Commission (“SEC”) on October 27, 2020 notifying the SEC of Nasdaq’s determination to remove the Company’s common shares from listing on Nasdaq under Section 12(b) of the Exchange Act. The formal delisting of the Company’s common shares from Nasdaq became effective on November 6, 2020, ten days after the Form 25 was filed. In connection with the suspension of trading on The Nasdaq Capital Market, the Company’s common shares began to trade on the OTC Markets system effective with the open of the markets on September 2, 2020.
On May 8, 2020, American Acquisition and the Director of Insurance of the State of Illinois (the “Director”), as statutory liquidator of Gateway, signed a stock purchase agreement with Buckle Corp. (“Buckle”), an independent third party technology-driven financial services company, to purchase the stock of Gateway and Gateway’s corporate charter and state licenses from its statutory rehabilitator in a collaborative transaction as an important next step in Atlas’ strategic transition to focus on its MGA operations. Buckle’s core business focuses on part-time TNC drivers and is complementary to Atlas’ focus on full-time drivers in the livery, taxi and TNC segments.
On June 10, 2020, the required court orders were entered to place Gateway in liquidation, with the Director acting as the statutory liquidator. This was necessary to facilitate the above described transaction with Buckle. The sale of Gateway’s stock, charter and state licenses to Buckle closed effective June 16, 2020. The Company and Buckle entered into an underwriting agreement whereby Gateway under Buckle’s ownership became a risk-taking partner for AGMI. The Company and Buckle also entered into a professional services agreement in furtherance of related strategic activities.

Subsequent to the Gateway transaction, Buckle proposed terms to acquire the stock, charter and state licenses of American Country and American Service. In connection therewith, a required court order was entered on August 11, 2020 to place American Country and American Service in liquidation, with the Director acting as the statutory liquidator. On November 2, 2020, American Acquisition and the Director, as statutory liquidator of American Country and American Service, signed a stock purchase agreement with Buckle. The closing of this transaction occurred on May 25, 2021.
In July 2020, the Company announced that it extended its agreement with National Interstate Insurance Company (“National Interstate”) which was originally announced in June 2019. As extended, Atlas subsidiaries would continue to act as underwriting manager for National Interstate and transition new and renewal paratransit business to National Interstate until at least August 2021 for owner operators and fleets with seven or fewer vehicles (“Small Paratransit Accounts”) and until November 2020 for accounts with eight or more vehicles (“Large Paratransit Accounts”) and National Interstate would retain the option to purchase renewal rights on either of these segments at the expiration of the agreement periods. Other previously disclosed material terms of the agreements between the parties remained unchanged. In November 2020, National Interstate executed its option with respect to Large Paratransit Accounts and the Company executed a renewal rights agreement with respect to Large Paratransit Accounts”). Pursuant to this agreement, the Company and National Interstate would work together to transition the handling of Large Paratransit Accounts to National Interstate during the subsequent year. The Company received $2.9 million in Q4 2020 from National Interstate as consideration for this transaction. Under the previously announced expanded agreement, the Company’s managing general agency subsidiary, AGMI, continued to manage Small Paratransit Accounts until at least August 2021. In November 2021, National Interstate executed its option with respect to Small Paratransit Accounts and the Company executed a renewal rights agreement with respect to Small Paratransit Accounts. The Company received $2.9 million in Q4 2021 from National Interstate as consideration for this transaction. The Company is in the process of working with National Interstate to transition these accounts at their respective renewal dates. Pursuant to the original agreement, the Company will not compete with National Interstate for Large or Small Paratransit Accounts for a period of three years following the renewal rights transactions.
Prior to the strategic transition referenced above, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country, American Service and Gateway (collectively, the “ASI Pool Companies”) and Global Liberty (together with the ASI Pool Companies, the “Insurance Subsidiaries”), along with our wholly owned MGA, AGMI. As discussed above, Buckle has purchased the stock of Gateway and Gateway’s corporate charter and state licenses pursuant to a stock purchase agreement and Buckle has proposed terms to acquire the stock, charter and state licenses of American Country and American Service. Also, as previously announced, the ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and were subsequently placed into liquidation and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation. During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty was held for sale and thus was classified as discontinued operations in our reports through the periods ending September 30, 2021. Global Liberty was placed into liquidation by the New York Department of Financial Services in October 2021 and, as a result, it has been deconsolidated from this report beginning October 2021. As with the ASI Pool Companies, while Atlas retains the final equity claim against the estate of Global Liberty, Atlas no longer has control over Global Liberty. The timing of the completion of the liquidation of Global Liberty’s remaining claims and other liabilities is uncertain and there can be no assurances that there will be residual value remaining upon the completion of the liquidation. These determinations impact the financial presentation in this report and are more fully described throughout. We feel that the current presentation best represents the aspects of Atlas’ business on which the Company intends to focus going forward. The Company’s current strategy focuses on AGMI’s operation as the primary go-forward business.
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

There are a limited number of competitors specializing in these lines of business. Management believes a strong value proposition is very important to attract new business and can result in desirable retention levels as policies renew on an annual basis. Commercial auto rates have continued to increase year-over-year with the U.S. industry reporting more than forty (40) consecutive quarterly rate increases (source: The Council of Insurance Agents & Brokers’ Commercial Property/Casualty Market Report Q4 2021).
Strong market presence with recognized brands and long-standing distribution relationships.
Atlas and AGMI have focused on building a strong specialty brand based on our innovative strategic focus coupled with the experience developed through our former Insurance Subsidiaries’ long heritage as insurers of taxi, livery and paratransit businesses. AGMI serves as the Company’s customer facing brand identity. We believe we have strong brand recognition and long-standing distribution relationships in target markets. Our understanding of the markets we serve remains current through regular interaction with our independent retail agents. We have been pursuing and have established relationships with risk-taking insurance carrier partners to complement or replace our own carriers and routinely re-evaluate all markets to assess future potential opportunities and risks. There are also a relatively limited number of agents who specialize in these lines of business. As a result, strategic relationships with independent retail agents are important to ensure efficient distribution.
Underwriting and claims handling experience.
Atlas has extensive experience with respect to the specialty nature of our insurance business, which historically included both underwriting and claims management. As an MGA, our specialized infrastructure includes an extensive data repository, proprietary technologies, deep market knowledge and established market relationships. We utilize these resources primarily in the area of underwriting, distribution management and other areas of support for our agents, policyholders, and risk-taking insurance carrier partners. We do not currently have responsibility for claims handling, but do believe that our prior experience in this regard help inform our overall perspective on insurance related risks. Analysis of the substantial data available through our operating companies informs our product and pricing decisions. We are committed to continuous improvement related to all areas of our business to build on our experience, especially in light of the challenges facing the commercial automobile insurance industry in general. In recent years, we invested significantly in the use of machine learning based predictive analytics and technology to further leverage this heritage. These aspects of our business model continue to be relevant value drivers in connection with our managing general agency focused strategy.
Scalable operations.
Significant progress has been made in aligning our organization’s infrastructure cost base to our expected revenue going forward. The core functions of our Insurance Subsidiaries were integrated into a common operating platform. Management of this platform is being led by AGMI. According to data compiled by S&P Global, the total addressable market size for commercial auto in total was approximately $53.5 billion in direct written premiums in 2021 in the U.S. Historically, Atlas concentrated on public auto which is a smaller subset of that total market (estimated at $2 - $3 billion), and we believe that our infrastructure is well-positioned to scale to support proportionate market share of approximately 20% of that subset. In light of the challenges faced in 2019 coupled with the other events disclosed in this report, we reduced the size of our business volume and staffing during 2020 and 2021. Commercial automobile insurance is a cyclical business, and our priority will always be to increase or decrease market share based on an expected ability to generate profitable results rather than focusing solely on top line revenue. We plan to evaluate, and where beneficial, deploy, new technologies and analytics to maximize efficiency and scalability. Our goal is to recapture historically profitable business that ceased being written or was lost in 2019 and grow incrementally through our managing agency operations of AGMI. We are also exploring potential opportunities to expand the focus of our operations beyond traditional public auto into incremental subsets of commercial auto where our operational strengths and capabilities can create value.
Experienced management team.
We have a talented and experienced management team who have decades of experience in the property and casualty (“P&C”) insurance industry. Our senior management team has worked in the P&C industry for an average of more than 25 years and within our specialized niche directly or indirectly, for an average of more than 15 years. We believe our team has the necessary experience and commitment to address current challenges and produce improved results going forward.

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
Outlook
Through infrastructure re-organization and focusing on AGMI as our primary business, we have streamlined operations to focus on the lines of business we believe will leverage our core competencies and produce positive income going forward. As a result of management no longer having control of our Insurance Subsidiaries, they have been deconsolidated in our reports as detailed later in this report. Commencing in 2019, AGMI began transitioning business to external risk taking partners, and we believe we have aligned the organization’s infrastructure cost base to our expected revenue stream and integrated the core functions of our insurance businesses into a common, best practice based, operating platform. Management believes that, over time, our insurance businesses are well-positioned to capture share in our current target markets and potentially expand into other specialty lines of commercial automobile insurance as a managing agency. Based on steps taken to wind down or sell historically challenged aspects of our business combined with the strategic change focusing on our managing agency business, we believe future results will improve. Through its MGA operation, Atlas actively wrote business in 35 states and the District of Columbia during 2021.
We believe that the most significant opportunities going forward are:
    (i) continually managing our independent retail agency and customer relationships,
(ii) increasing or decreasing premium volume in business segments to optimize profit at AGMI and our risk-taking partners,
(iii) evaluating and implementing strategic activities to optimize the value of our infrastructure and experience. Primary potential risks related to these activities include, but are not limited to: (a) regulatory actions related to our former Insurance Subsidiaries, (b) not being able to achieve the support we expect from our risk-taking or distribution partners, (c) insurance market conditions becoming “soft” for a sustained period of time, (d) marginally higher fixed costs in the near term related to the current scale of operations, and (e) the continued impact of the novel coronavirus (“COVID-19”) on the economy and on the markets we serve, and
(iv) pursuing opportunities to leverage our proprietary insuretech platform, optOnTM , developed by Atlas for gig-economy drivers.
We intend to identify and prioritize market expansion opportunities based on strategic priorities, the comparative strength of our value proposition relative to competitors, the market opportunity and legal and regulatory environments.
As discussed in greater detail in Note 16, Going Concern, there is substantial doubt about whether the Company will have sufficient capital to operate through or beyond April 2022 unless the Company is successful in taking certain mitigating action For more information see “Part II, Item 8, Note 16, Going Concern” in the Notes to Consolidated Financial Statements.
We intend to improve profitability by undertaking the following:

Focus on profitable business.
In the past, we have identified and exited segments that are under-performing on our overall book of business. As an MGA, we remain committed to continuing to make this a high priority with a focus on geographic, line of business level and competitive analysis. This will be important to attract and maintain external risk-taking partners and to optimize revenue and margin for AGMI over time. As the market environment evolves, our objective is to react as quickly as possible to address underperforming segments and focus on more profitable ones.
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
We are committed to diversification by leveraging our experience, historical data and market research to expand our business into previously untapped markets to the extent incremental markets meet our criteria. A significant portion of the Company’s business in recent years relates to the expansion and evolution of TNC operators. We plan to seek opportunities to expand into additional states or product lines where we are not currently active, to the extent that our market expansion criteria is met in a given state or business line and where our risk-taking partners are committed to provide support. We believe that both our “traditional” managing agency infrastructure as well as our proprietary digital insuretech platform, optOnTM , are valuable assets that can be scaled significantly over time.
Develop and maintain new or existing strategic partnerships.
We plan to leverage our relationships with existing and new business partners. Our objective is to build a diversified platform with flexibility in terms of both capital support as well as partnership structures and revenue streams. We look for opportunities to leverage the investments we have made in the areas of technology and analytics in pursuit of this objective. As an MGA, maintaining contractual relationships with risk-taking partners is necessary in order for AGMI to issue insurance policies. In 2019, we established a relationship with one such carrier for our paratransit business and established another complementary relationship for our taxi, livery, limo and full-time TNC business during 2020. We plan to continue to expand on these relationships and pursue incremental partners with whom we can establish complementary product offerings.
Market
Our primary target market is made up of small to mid-size taxi, limousine, livery, full-time TNC drivers/operators, and other specialty transportation operators. The “light” commercial automobile policies we underwrite provide coverage for lightweight commercial vehicles typically with the minimum limits prescribed by statute, municipal or other regulatory requirements. The majority of our policyholders are individual owners or small fleet operators. In certain jurisdictions like Illinois, Minnesota, Nevada, we have also been successful working with larger operators who retain a meaningful amount of their own risk of loss through higher retentions, self-insurance or self-funded captive insurance entity arrangements. In these cases, we provide support in the areas of day-to-day administration consistent with the value proposition we offer to all of our insureds, generally on a fee for service basis. Through these arrangements, we believe we are able to effectively utilize the significant specialized operating infrastructure we maintain to generate revenue from business segments that are often highly competitive.
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability pressure. Data compiled by S&P Global indicates that in 2021, the total market for commercial automobile liability insurance was approximately $53.5 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition (“Soft Market”) followed by periods of reduced underwriting capacity and higher premium rates (“Hard Market”). Commercial auto insurance is currently in what has been a prolonged Hard Market with the U.S. insurance industry reporting more than forty sequential quarters of rate increases (source: The Council of Insurance Agents & Brokers’ Commercial Property/Casualty Market Report Q4 2021).
In March 2020, the World Health Organization formally declared the COVID-19 outbreak a pandemic. With social distancing measures that were implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home-policy for all our employees. We believe our technology platform and pre-existing remote agent capabilities allowed for a seamless transition to a remote working environment and that our technology platforms continue to provide agents with tools and company contacts necessary to quote our products to our markets.
Historically, operators of “light” commercial automobiles may be less likely than other business segments within the commercial automobile insurance market to take vehicles out of service, as their businesses and business reputations rely heavily on availability. This may be different post COVID-19. Our target market has changed in recent years as a result of TNC and other trends related to mobility. Prior to the COVID-19 pandemic, the significant expansion of TNC resulted in a reduction in taxi vehicles available to insure; however, it increased the number of livery operators. Coming out of the pandemic, the relative addressable markets within our target segments may change.
COVID-19 has dramatically reduced the addressable market overall. At the time of filing, it is difficult to estimate the near and longer-term impact on market size and potential revenue. The impact of COVID-19 on our customers appears to have resulted in an approximate reduction of trips and vehicles in operation in the range of 27% to as much as 72% as compared to the end of 2019. This directly impacts our revenue and the ability to generate new business.
The following table reflects, in percentages, the principal geographic distribution of gross commissions earned for the years ended December 31, 2021 and 2020. No other jurisdiction accounted for more than 5%. AGMI maintains state licenses on a nationwide basis, as required by law or regulation.

Distribution of Gross Commissions Earned by Jurisdiction
	2021	2020
California	32.7%	25.0%
New York	19.7%	21.4%
Virginia	12.7%	14.4%
Minnesota	6.0%	1.7%
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
Agents receive commission as a percentage of premiums (generally 8% - 10%) as their primary compensation from us. The quality of business presented and written by each independent retail agent is evaluated regularly by our underwriters and is also reviewed quarterly by senior management. Key metrics for evaluation include overall accuracy and adequacy of underwriting information, performance relative to agreed commitments, support with respect to claims presented under insurance policies we issue (as applicable) and overall underwriting profitability of the agent’s book of business. While we rely on our independent retail agents for distribution and customer support, underwriting and claims handling responsibilities are retained by AGMI and the risk-taking insurance companies which whom we have contractual agreements. As shown in the charts below, many of our agents have had direct relationships with our Company for a number of years.

Our agents are appointed with AGMI and are able to access programs we manage with multiple risk-taking partners. We maintain agreements with more than 400 active independent producers in the context of our current strategic direction and believe that AGMI’s value proposition and the MGA programs we launched following our strategic transition starting in 2019 remain important to this distribution channel.
Seasonality
Our insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. For more information on the seasonality of our business, see “Part I, Item I.A. Risk Factors.”

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
Our competitors generally fall into two categories. The first is made up of large generalist insurers who often sell their products to our niche markets through intermediaries, such as managing general agents or wholesalers. The second consists primarily of smaller local insurance companies. These smaller companies may focus primarily on one or more of our niche markets. Or, as is typical in the majority of geographic areas where we compete, they have a broader focus, often writing a significant amount of non-standard lines of business. As an innovative technology and analytics enabled MGA leveraging the assets, experience and infrastructure developed over many years in our specialized business, we believe AGMI can offer a comparative advantage relative to both of these categories of competitors.
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
The state insurance regulatory framework has come under increased federal scrutiny. Most recently, pursuant to the Dodd-Frank Regulatory Reform Act of 2010, the Federal Insurance Office was formed for the purpose of, among other things, examining and evaluating the effectiveness of the current insurance and reinsurance regulatory framework. In addition, state legislators and insurance regulators examine the appropriate nature and scope of state insurance regulation from time to time.
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
As outlined in the “Part 1, Item 1 Business - Overview”, the ASI Pool Companies were put into rehabilitation during 2019 and in 2020 were placed into liquidation by the Illinois Department of Insurance. As such, while Atlas retains the final equity claim against the consolidated estate of these companies’, Atlas no longer has control over these entities. The timing of the completion of the liquidation of the ASI Pool Companies’ remaining claims and other liabilities is uncertain and there can be no assurances that there will be residual value remaining upon the completion of the liquidation. For more information, see “Part I, Item I Business - History”.
Global Liberty was placed into liquidation by the New York Department of Financial Services in 2021. As with the ASI Pool Companies, while Atlas retains the final equity claim against the consolidated estate of Global Liberty, Atlas no longer has control over Global Liberty. The timing of the completion of the liquidation of Global Liberty’s remaining claims and other liabilities is uncertain and there can be no assurances that there will be residual value remaining upon the completion of the liquidation. For more information, see “Part I, Item I Business - History”.
Employees
As of December 31, 2021, we had 63 employees, all of which were full time employees, working within three main departments: 1) Underwriting, 2) Information Technology, and 3) Corporate and Other. The Corporate and Other category includes executive, finance, facilities management and human resources. As noted in other areas of this report, in light of the impact of COVID-19, the liquidation of Global Liberty in 2021 and other factors impacting near term business activity, the Company implemented meaningful expense reduction initiatives, including staffing reductions, which are reflected in the employee counts below and will be reflected in subsequent financial statements. Staffing is currently aligned consistent with our strategic commitment to an MGA model while continuing to utilize performance and productivity metrics developed over a number of years. We are committed to maintaining the appropriate level of staffing to deliver a strong value proposition to our business partners and customers while endeavoring to optimize earnings before income taxes, depreciation and amortization (“EBITDA”) from AGMI.

Available Information About Atlas
The address of our registered office is Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands. Our operating headquarters are located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. We maintain a website at http://www.atlas-fin.com. Information on our website or any other website does not constitute a part of this Annual Report on Form 10-K. Atlas files with the SEC and makes available free of charge on its website the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, using the “Investor Relations” heading. These reports are also available on the SEC’s website at http://www.sec.gov.

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
Due to a number of factors, including, among others, the continued impact of the COVID-19 pandemic, recurring operating losses, and the Company’s working capital limitations, there is substantial doubt about the Company’s ability to continue as a going concern through or beyond March 2023. While the Company is developing plans to address the capital requirements, including effectuating the Note Restructuring, there can be no assurance that the intended results of the Note Restructuring or such other plans will be successful. If the intended results of the Note Restructuring and such other plans are unsuccessful, the Company may be forced to substantially curtail or cease operations, which would have a material adverse effect on our business and results of operations. (for more information, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements)
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of December 31, 2021, we had total debt outstanding of approximately $33.1 million. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. If Atlas incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, Atlas’ ability to pay its obligations on the Notes could be adversely affected. Although the Notes are “senior notes,” they would be subordinate to any senior secured indebtedness the Company may incur and structurally subordinate to all liabilities of Atlas’ subsidiaries, which increases the risk that Atlas will be unable to meet its obligations on the Notes when they mature. Atlas’ ability to pay interest on the Notes as it comes due and the principal of the Notes as their maturity may be limited by operating results of its MGA.
Although the Notes are currently listed on OTC Pink Sheets, moving from Nasdaq effective October 17, 2019, there can be no assurance that an active trading market for the Notes or the New Notes, if issued, will develop, or if one does develop, that it will be maintained. The price at which holders will be able to sell their Notes or their New Notes, if issued, prior to maturity will depend on a number of factors and may be substantially less than the amount originally invested. Holders of the Notes and the New Notes, if issued, will have limited rights if there is an event of default. Atlas may redeem the Notes and the New Notes, if issued, before maturity, and holders of the redeemed Notes or New Notes, if issued, may be unable to reinvest the proceeds at the same or a higher rate of return.
The Company is currently in default on interest payments related to the Notes and has been pursuing the Note Restructuring. As previously reported, on August 31, 2021, Atlas entered into the RSA with holders of approximately 48% of the aggregate principal amount of the Notes, and subsequently holders of approximately an additional 9.0% aggregate principal amount of the Notes acceded to the RSA for a total of approximately 57% (collectively, the “Supporting Noteholders”). The RSA memorializes the agreed-upon terms for the Note Restructuring. Effective as of February 28, 2022, the Company entered into an amendment of the RSA with the requisite majority of Supporting Noteholders to extend the date by which the Note Restructuring must be completed (so-called the Scheme Longstop Date under the RSA) to April 15, 2022.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. The Recognition Hearing was held on March 30, 2022, and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the

Note Restructuring in accordance with the Scheme and the RSA. Although it is likely that the Note Restructuring will be effectuated given the Bankruptcy Court’s entry of the Recognition and Enforcement Order, there can be no assurance that the Note Restructuring contemplated by the RSA will be implemented or that its terms will not change. For more information on the Note Restructuring and the RSA, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements.
Pursuant to the terms of the Note Restructuring, the Notes will be canceled and the New Notes will be issued in exchange on or around April 15, 2022. The accrued but unpaid interest on the Notes as of the date the New Notes are issued will be capitalized and added onto the principal of the New Notes. The New Notes will be issued by the Company pursuant to a second supplemental indenture and will have a maturity date of April 27, 2027. The New Notes will be unsecured with an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind, with a paid-in-kind (“PIK”) option allowing the Company to pay interest in kind for up to two years from the date the New Notes are issued. Additionally, the Company will have the option to redeem the New Notes after three years at the principal amount to be redeemed as well as the option to redeem New Notes in an amount related to capitalized PIK interest on the New Notes, plus any accrued but unpaid interest, with no penalty. The Company intends to utilize the extended maturity of the New Notes to execute on its technology and analytics driven MGA strategy, with the objective of creating value for all stakeholders. The New Notes will be issued in reliance on the exemption to registration provided by section 1145 of the Bankruptcy Code, except with respect to those New Notes issued to an “underwriter” as defined in section 2(a)(11) of the Securities Act under section 1145(b) of the Bankruptcy Code that will be subject to certain restrictions upon resale, and the authorization of the Bankruptcy Court pursuant to the Recognition and Enforcement Order; however, the Company intends to use its best efforts to seek registration of the New Notes following the Note Restructuring.
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
Potential for instability in the global financial markets present additional risks and uncertainties for our business. In particular, deterioration in the public debt markets could lead to additional investment losses and an erosion of capital as a result of a reduction in the fair value of investment securities should the Company hold such investments.
Sources of economic and market instability include, but are not limited to, the impact of the United Kingdom European Union membership referendum (“Brexit”), a potential economic slowdown in Europe, China or the U.S., the impact of trade negotiations, reduced accommodation from the Federal Reserve and other Central Banks, impacts relating to an inflationary economy and the effects of a pandemic, including COVID-19, or other health crisis (see “The occurrence of widespread health emergencies could have a material adverse effect on our business and results of operations.” below).
The Russian Federation invaded Ukraine on February 24, 2022. Geopolitical tensions have risen significantly in response and the U.S., the United Kingdom, European Union member states, and other countries have imposed economic sanctions on the Russian Federation, parts of Ukraine, as well as various designated parties. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the Russian Federation-Ukraine conflict may significantly exacerbate the normal risks associated with the Company and result on adverse changes to, among other things: (i) general economic and market conditions; (ii) interest rates, currency; (iii) available credit in certain markets; and (iv) laws, regulations, treaties, pacts, accords, and governmental policies. Economic and military sanctions related to the Russian Federation-Ukraine conflict, or other conflicts, have the potential to gravely impact markets and global supply and demand. There is no guarantee that such sanctions and economic actions will abate or that more restrictive measures will not be put in place in the near term. Moreover, it is expected that the Russian Federation-Ukraine military conflict could spark further sanctions and/or military conflicts which will impact other regions.

Risks from these events, or other currently known or unknown events could lead to worsening economic conditions, widening of credit spreads or bankruptcies which could negatively impact the financial position of the Company.
Risks Relating to our Business Generally
The ongoing COVID-19 pandemic has and could continue to adversely affect our business, results of operations and financial condition.
The global spread of COVID-19 (including potentially more contagious strains of COVID-19 such as the Delta and Omicron variants) has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within our control and which we may not be able to accurately predict, including: its duration and scope; the ultimate availability, administration and effectiveness of vaccines around the world, and our employees’ and the general population’s willingness to receive them; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including vaccine mandates, which could be controversial for some employees; the impact of the pandemic on economic activity and actions taken in response; the ability of our clients to pay their insurance premiums which could impact our commission and fee revenues for our services; and the long-term impact of employees working from home, including increased technology costs; and employees’ holistic well being.
Economy-related risks. Earlier in the pandemic, the decline in economic activity caused by COVID-19 adversely affected, and if the economic recovery stalls or reverses could in the future materially adversely affect, our business, results of operations and financial condition. Reductions in our clients’ exposure units (such as vehicle equipment and their utilization levels, among other factors) will reduce the amount of insurance coverage and administration services they need. If such a decline in economic activity were to return and clients enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected. In addition, factors related to the pandemic, including supply chain issues, have contributed to a rise in inflation in the U.S. that could negatively impact the economy and the capital markets, which could adversely affect our business, results of operations and financial condition.
Risks related to remote work. Many of our employees continue to work from home. The stresses of remote work for some of our employees may decrease their productivity or make them feel detached from colleagues and the organization. In some cases, this may make them more vulnerable to solicitations by competing firms. In addition, our increased reliance on work-from-home technologies and our employees’ more frequent use of personal devices and non-standard business processing may increase the risk of cybersecurity or data breaches from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions.
Volatility or declines in premiums or other adverse trends in the insurance industry, particularly the commercial automobile insurance industry, may seriously undermine our profitability.
We derive much of our revenue from commissions and fees from our MGA. While we have a role in connection with pricing-related activities, we do not ultimately determine the insurance premiums on which our commissions are generally based as rate levels require input and approval from both our risk-taking partners as well as state insurance regulators. Moreover, insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance product pricing, which we cannot predict or control, our revenues and profitability can be volatile or remain depressed for significant periods of time.
As underwriting enterprises outsource the production of premium revenue to non-affiliated agents such as us, those companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to forecast our commission revenues precisely, including whether they will significantly decline. As a result, we may have to adjust our budgets for future capital expenditures, dividend payments, debt repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.
The majority of the gross premiums that were written by our Insurance Subsidiaries were generated from commercial automobile insurance policies. Adverse developments in the market for commercial automobile insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. AGMI’s commercial automobile insurance business may also be affected by cost trends that negatively impact profitability, such as continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to handling and litigation of claims may also negatively impact profitability. Legacy business previously written by us also included private passenger auto, surety and other P&C insurance business. Adverse developments relative to previously written or current business could have a negative impact on our results.
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
The commercial automobile insurance business can be highly competitive in general and also in our target markets, and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines, and more widespread agency relationships than we have. Our MGA profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage.
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
Our insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our risk-taking partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively. Net underwriting income is driven mainly by the timing and nature of premiums written on behalf of our insurance carrier partners. As a result of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Additionally, this seasonality may cause fluctuations in our stock price. We believe seasonality will have an ongoing impact on our business.
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
Some jurisdictions generate a more significant percentage of our total commissions than others. Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. Given our geographic concentration, negative publicity regarding our products or our services could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in a particular market.

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
Provisions in our organizational documents and corporate laws could impede an attempt to replace or remove management or directors or prevent or delay a merger or sale, which could diminish the value of our shares.
Our Memorandum of Association, Articles of Association and Code of Regulations and the corporate laws and the insurance laws of various states contain provisions that could impede an attempt to replace or remove management. These provisions include, among others:
•requiring a vote of holders of 5% of the ordinary voting common shares to call a special meeting of shareholders;
•requiring a two-thirds vote to amend the Articles of Association; and
•requiring the affirmative vote of a majority of the voting power of shares represented at a special meeting of shareholders.
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
The recent outbreak of COVID-19, which has been identified as a “pandemic”, has resulted in decreased economic activity and ongoing health concerns, which have adversely affected the broader global economy. Federal, State and local governments have taken a variety of actions in efforts to lessen the effects of the pandemic on individuals. Federal and global actions designed to reduce the adverse impact on the U.S. and other economies have been taken and others may be forthcoming. At this time, the extent to which COVID-19 and resulting consequences may further impact our business and results of operations, and the duration of such impact, remain uncertain. However, health emergencies such as COVID-19 or related significant public health and safety events, such as quarantine measures, travel restrictions, and the potential impact on our business partners and customers could have a material adverse effect on our business and delay the implementation of our business strategy. As noted earlier in this report, our customers’ business activity has been reduced significantly which has a negative effect on our revenue and business opportunity. Civil unrest, whether related or unrelated to COVID-19, could also have an adverse impact on our customers, business partners, or our own business.
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
Pursuant to certain “expatriation” provisions of the U.S. Internal Revenue Code of 1986, as amended (“IRC”), the reverse merger agreement relating to the reverse merger transaction described above provides that the parties intend to treat the Company as a U.S. corporation for U.S. federal income tax purposes. The expatriation provisions are complex, are largely unsettled and subject to differing interpretations, and are subject to change, perhaps retroactively. If the Company were not to be treated as a U.S. corporation for U.S. federal income tax purposes, certain tax inefficiencies and adverse tax consequences and reporting requirements would result for both the Company and the recipients and holders of stock in the Company, including that dividend distributions from our subsidiaries to us would be subject to 30% U.S. withholding tax, with no available reduction and that members of the consolidated group may not be permitted to file a consolidated U.S. tax return resulting in the acceleration of cash tax outflow and potential permanent loss of tax benefits associated with net operating loss carryforwards (“NOLs”) that could have otherwise been utilized.
Our use of losses may be subject to limitations, and the tax liability of the Company may be increased.
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
NOLs and other carryforwards generated in 2018 through 2021 could be limited by IRC Section 382.
Further limitations on the utilization of losses may apply because of the “dual consolidated loss” rules, which will also require the Company to recapture into income the amount of any such utilized losses in certain circumstances. As a result of the application of these rules, the future tax liability of the Company and our subsidiaries could be significantly increased. In addition, taxable income may also be recognized by our Company in connection with the 2010 reverse merger transaction.

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
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to the impact of the adoption of and accounting under Topic 606. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Further, as additional guidance relating to the Tax Act is released, our estimates related to the Tax Act may change. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.
Risks Relating to our Common Stock
The delisting of our common stock could continue to materially and adversely affect our stock price, financial condition and/or results of operations.
As previously disclosed, the Company’s common shares were delisted from Nasdaq on November 6, 2020 and consequently ceased to be registered under Section 12(b).
Delisting has had and is likely to continue to have a material adverse effect on us by, among other things, reducing:
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
The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described herein, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may adversely affect the market price of our common stock. These risks could be exacerbated by the decline in our stock price in recent years.
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
We currently intend to retain our future earnings, if any, for the foreseeable future, for working capital and other general corporate purposes. We do not intend to pay any dividends to holders of our ordinary voting common shares. As a result, capital appreciation in the price of our ordinary voting common shares, if any, will be the only source of gain on an investment in our ordinary voting common shares. We have never declared or paid cash dividends on our common stock since Atlas’ inception in 2010. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, due to insurance regulations there were restrictions on our former Insurance Subsidiaries ability to pay dividends to the Company, which in turn limited the Company’s ability to pay dividends. We did not pay any dividends to our common shareholders during 2020, 2021 or to-date in 2022, and we have no current plans to pay dividends to our common shareholders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 953 American Lane, 3rd Floor, Schaumburg, Illinois 60173, USA. The Company-owned facility consists of one three-story office building with approximately 110,000 square feet. An unaffiliated tenant currently leases one floor of the building. On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived assets as held and used to long-lived assets held for sale. For more information, see “Part II, Item 8, Note 8, Property and Equipment” in the Notes to Consolidated Financial Statements.
From time to time, we have also leased additional office space to support regional underwriting, claims, and corporate and other operations. Upon completion of the Anchor acquisition, we assumed a lease for 25,396 square feet of office space in Melville, New York, which is effective through March 2022 and was not renewed. We previously leased three additional office spaces. The St. Louis, Missouri lease of 4,375 square fee of office space was effective through June 2021, at which point it was not renewed. The Manhattan, New York lease of 1,796 square feet of office space was effective through February 2020, at which point it was not renewed. The Scottsdale, Arizona lease of 2,107 square feet of office space was effective through November 2020, at which point it was not renewed.
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
Defendants filed a motion to dismiss the third amended complaint, which the Court granted, with leave to amend, in an opinion and order entered on May 26, 2020.  In its opinion, the Court held that plaintiffs had failed to adequately allege any false or misleading misstatement of material fact concerning the Company’s insurance reserves and failed to allege facts that would support the required strong inference of scienter. Plaintiffs filed a fourth amended complaint on June 30, 2020, in which the claims asserted are substantially similar to those asserted in the third amended complaint.  Defendants filed a motion to dismiss the fourth amended complaint on August 17, 2020. Briefing was completed on November 2, 2020. The motion to dismiss is fully briefed and are pending before the district court judge.
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
As previously disclosed and in connection with the cancellation of the Notes and the issuance of the New Notes in exchange, on January 4, 2022, the Company initiated the Cayman Proceeding. Pursuant to the summons for directions, the Company sought the Convening Order for the convening of the Scheme Meeting. At the Scheme Meeting, holders of 91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of the Sanction Order.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled the Recognition Hearing. The Recognition Hearing was held on March 30, 2022 and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring and any appeal period with respect to the Scheme in the Cayman Islands has expired. The Recognition and Enforcement Order is effective immediately and enforceable upon entry, authorizing the Company take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA. For more information on the Note Restructuring and the RSA, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 21, 2022, there were approximately 1,966 shareholders of record of our ordinary voting common shares. Our ordinary voting common shares trade on the OTC Markets system (“AFHIQ”) and were previously listed on Nasdaq under the symbol “AFH” from February 12, 2013 through September 2, 2020 and under the symbol “AFHIF” from September 3, 2020 through March 7, 2022. Our ordinary voting common were also listed on the Toronto Stock Exchange - Venture (“TSXV”) under the “AFH” symbol beginning January 6, 2011 through June 5, 2013, when the Company delisted from the TSXV. For more information, see “Part I, Item I Business - History”. As of March 30, 2022, there were 17,297,334 ordinary voting common shares and no restricted voting common shares outstanding. It should be noted that any OTC Market system quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions.
The Company previously had a share repurchase program that expired in March 2018, and the Company does not currently have a share repurchase program.
Due to insurance regulations there were restrictions on our former Insurance Subsidiaries ability to pay dividends to the Company, which in turn limited the Company’s ability to pay dividends. We did not pay any dividends to our common shareholders during 2020, 2021 or to-date in 2022, and we have no current plans to pay dividends to our common shareholders. See ‘Part II, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources’ for further discussion of regulatory dividend restrictions.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)[2]	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[3]
Equity compensation plans approved by security holders[1]	1,197,500	$2.63	282,233
1The Company has no equity compensation plans that were not approved by its security holders.
2Summation of 1,197,500 shares outstanding under the March 6, 2014 and the March 12, 2015 equity compensation plans.
3    Equal to the remainder allowable according to the 2013 Equity Incentive Plan as of December 31, 2021 (10% of issued and outstanding ordinary voting common shares).
Purchases of Equity Securities
On September 1, 2021, the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Convertible Senior Secured Delayed-Draw Credit Agreement (as amended February 2, 2022 and March 25, 2022, the “Credit Agreement”), agented by Sheridan Road Partners, LLC (in such capacity, the “Agent”), with certain lenders (the “Lenders”), pursuant to which the Lenders made available to the Borrowers a term loan facility in the aggregate principal amount of $3,000,000 (the “Term Loans”). In October 2021 and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans and, in March 2022, the Lenders advanced $1 million of delayed draws under the Term Loans, in each case despite the fact that not all of the funding conditions had been met. The Borrowers can use the proceeds of the Term Loans for funding the Note Restructuring and for payments of certain agreed upon permitted expenditures. As a set-up fee for the term loan facility, 2,750,000 ordinary voting common shares were issued to the Lenders upon execution of the Credit Agreement on September 1, 2021 and an additional 2,500,000 ordinary voting common shares were issued to the Lenders in connection with the delayed draws on March 25, 2022. Such ordinary voting common shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 promulgated under the Securities Act. No repurchases of equity securities were made during the three month period ended December 31, 2021. For more information on the Credit Agreement, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements.

Item 6. [Reserved]

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
Forward-Looking Statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in “Part I, Item 1A, Risk Factors”.
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
Our business currently focuses on a managing general agency strategy. Primarily through our wholly owned subsidiary, AGMI, we are focused on maintaining and recapturing business we have historically written in the taxi, livery/limo, and transportation network company (“TNC”) sectors as well as generating new specialty business that fits our current underwriting parameters. We are also actively pursuing additional programs in the “light” commercial auto space where we believe our expertise, infrastructure and insurance technology will enable us to increase scale and profitability, but there can be no assurance that these programs will materialize. We believe that the specialized infrastructure and technology platforms we’ve developed over the years to support our traditional business will enable us to provide comparative advantages as a managing general agency in other commercial auto segments. In particular, we believe our ability to efficiently manage large numbers of small or highly transactional accounts through our technology platform and workflows is a differentiator. We are also evaluating opportunities to leverage our optOnTM insuretech platform which was developed to provide micro-duration commercial automobile insurance for gig-economy drivers via a proprietary mobile app based ecosystem.

The sector on which we traditionally focused was comprised of taxi cabs, non-emergency paratransit, limousine, livery, including certain full-time TNC drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. AGMI distributes our products through a network of independent retail agents, and actively wrote insurance in 35 states and the District of Columbia during 2021. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.
Industry Trends
The “light” commercial automobile sector is a subset of the broader commercial automobile insurance industry segment, which over the long term has been historically profitable. In more recent years, the commercial automobile insurance industry has seen profitability challenges. Data compiled by S&P Global indicates that in 2021 the total market for commercial automobile liability insurance was approximately $53.5 billion. The size of the commercial automobile insurance market can be affected significantly by many factors, such as the underwriting capacity and underwriting criteria of automobile insurance carriers and general economic conditions. Historically, the commercial automobile insurance market has been characterized by periods of excess underwriting capacity and increased price competition (“Soft Market”) followed by periods of reduced underwriting capacity and higher premium rates (“Hard Market”). As of the filing of this report, commercial auto insurance has been in a prolonged Hard Market with more than forty consecutive quarters of rate increases (source: The Council of Insurance Agents & Brokers’).
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
Factors Affecting Our Results of Operations
We generate commission revenue by selling policies in the commercial auto markets on behalf of our risk-taking insurance carrier partners, which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents whom we believe are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents, comprised of both existing core agents and the number of new agents that we contract to sell new policies. In our traditional target markets, we view agents as a valuable component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. We have also developed proprietary technologies and processes that enable us to expand our lead generation efforts to maintain agent productivity.
The amount of revenue we expect to recognize is based on multiple factors, including our commission rates with our risk-taking insurance carrier partners and the market demand for the types of products we offer. The higher our hit ratios on new policies and the higher the our retention ratios, the more revenue we expect to generate. Additionally, we may earn certain volume-based compensation from some unrelated risk taking partners, which can include a renewal rights component. Our goal is to maximize policyholder lifetime value by optimizing efficiency and scale, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience by endeavoring to support our distribution channel effectively and provide insurance solutions that meet the specific needs of our customers.
2022 Developments
As previously disclosed and in connection with the cancellation of its 6.625% senior unsecured notes due 2022 (the “Notes”) and issuance of the Company’s 6.625%/7.25% Senior Unsecured PIK Toggle Notes due 2027 (the “New Notes” in exchange, on January 4, 2022, the Company filed a petition and summons for direction (the “Cayman Proceeding”) in the Grand Court of the Cayman Islands (the “Cayman Court”) regarding a scheme of arrangement pursuant to section 86 of Part IV of the Companies Act (2021 Revision) of the Cayman Islands (the “Scheme”) proposed by the Company related to the restructuring of the Company’s indebtedness under the Notes (the “Note Restructuring”). Pursuant to the summons for directions, the Company sought an order (the “Convening Order”) for the convening of a single meeting of a class of creditors affected by the Scheme (the “Scheme Creditors”) to consider and, if thought fit, approve, with or without modification, the Scheme (the “Scheme Meeting”). At the Scheme Meeting, the resolution was put forward that “...the Scheme of Arrangement, a copy of which has been tabled at this Scheme Meeting, be approved subject to any modification, addition or condition which the Grand Court of the Cayman Islands may think to fit or impose which would not directly or indirectly have a material adverse effect on the rights of the Scheme Creditors.” The aforementioned resolution was passed with an overwhelming majority: holders of

91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of a sanction order (the “Sanction Order”). The Sanction Order was filed with and accepted by the Registrar of Companies, as required by the Cayman Court.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed a petition under chapter 15 of the United States Bankruptcy Code (the “Recognition Petition”), seeking that the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) enter an order recognizing the Cayman Proceeding as the foreign main or foreign nonmain proceeding and enforcing the Scheme within the territorial jurisdiction of the United States (the “Recognition and Enforcement Order”). On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled a hearing before the Bankruptcy Court for March 30, 2022 (the “Recognition Hearing”) to consider the Recognition Petition and related relief. The Recognition Hearing was held on March 30, 2022 and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order is effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the previously disclosed Restructuring Support Agreement (the “RSA”). between the Company and the noteholders party thereto. For more information on the Note Restructuring and the RSA, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements.
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
•Impairment of financial assets;
•Valuation of financing instruments;
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this report. For a complete summary of our significant accounting policies, see ‘Part II, Item 8, Note 1, Nature of Operations and Basis of Presentation,’ in the Notes to Consolidated Financial Statements.
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
Valuation of Financing Instruments
The Company accounts for the issued Convertible Senior Secured Delayed-Draw Credit Agreement as separate liability and equity components. The carrying amount of the liability and equity components were calculated by a third party valuation consultant utilizing the Black-Scholes modeling. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Credit Agreement, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.
To the extent that the Company receives conversion requests prior to the maturity of the Credit Agreement, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Credit Agreement requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Credit Agreement is measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Credit Agreement, which requires significant judgment.

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
In assessing the need for a valuation allowance, Atlas considers both positive and negative evidence related to the likelihood of realization of the DTAs. Atlas performs an assessment of recoverability of its DTAs on a quarterly basis. If, based on the weight of available evidence, it is more likely than not the DTAs will not be realized, a valuation allowance is recognized in income in the period that such determination is made. Atlas has recorded a valuation allowance of $35.9 million and $33.4 million for its gross future deferred tax assets as of December 31, 2021 and 2020, respectively.

III. Operating Results
Highlights
•Commission income was $5.9 million in 2021, an increase of 14.0% from $5.2 million in 2020.
•An impairment charge on intangible assets of $930,000 relating to the Global Liberty customer lists was recorded in 2021 compared to $0 impairments in 2020.
•Net realized losses were primarily comprised of an impairment charge on the Company’s corporate headquarters of $7.0 million in 2021. There were no impairment charges on the Company’s corporate headquarters in 2020.
•Other income increased by $1.5 million to $5.9 million from $4.4 million due to an increase of professional services revenues in 2021. Total revenue, including the impact of net realized losses, was $4.8 million in 2021 compared to $9.5 million in 2020.
•Gain on disposal of subsidiaries increased by $5.7 million due to the out-of-period adjustment recorded in 2021 relating to the deconsolidation of the ASI Pool Companies.
•During 2021 the Company received full forgiveness of both PPP Loans totaling $6.6 million.
•Net loss from continuing operations was $5.8 million, or $0.45 loss per common share diluted, in 2021 compared to a net loss from continuing operations of $13.0 million, or $1.08 loss per common share diluted, in 2020, representing an increase in earnings per common share diluted of $0.63.
•Net income from discontinued operations was $165,000, or $0.01 earnings per common share diluted in 2021 compared to $238,000, or $0.02 earnings per common share diluted, in 2020, representing a decrease in earnings per common share diluted of $0.01.
•Book value per common share increased $0.02 to $(1.72) as of December 31, 2021 from $(1.74) as of December 31, 2020.

Consolidated Performance
($ in ‘000s, except per share data)	Year ended December 31,
	2021	2020
Commission income	$5,923	$5,195
Underwriting expense:
Acquisition costs	3,165	2,934
Share-based compensation	238	292
Other underwriting expenses	16,363	17,841
Total underwriting expenses	19,766	21,067
Underwriting loss	(13,843)	(15,872)
Intangible asset impairment loss	(930)	—
Loss from operating activities, before income taxes	(14,773)	(15,872)
Interest expense, net	(2,235)	(1,931)
Realized (losses) gains and other income	(1,085)	4,351
Gain on disposal of subsidiaries	5,659	—
Forgiveness of PPP Loans	6,601	—
Net loss before income taxes	(5,833)	(13,452)
Income tax benefit	—	(484)
Income from discontinued operations, net of tax	165	238
Net loss	$(5,668)	$(12,730)

Key Financial Ratios
Loss per common share diluted	$(0.45)	$(1.08)
Book value per common share	$(1.72)	$(1.74)

Revenues
Our commission and fee income is derived from policies and premium produced by AGMI on behalf of unrelated strategic risk-taking insurance carrier partners (“insurance carrier partners”). Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies with whom we partner. The Company’s philosophy is to prioritize the improvement in profit margin over top line growth. As with all P&C insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
Expenses
Acquisition costs consist principally of brokerage and agent commissions paid to our external producers.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses incurred primarily in connection with our MGA and holding company operations. We believe that because a portion of our personnel expenses are relatively fixed in nature, changes in premium writings may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI. Expenses related to the deconsolidated ASI Pool entities no longer have an impact on our operating results beginning on October 1, 2019. Also, since October 1, 2019, Global Liberty has been classified as a discontinued operation and its expenses are considered as such through September 30, 2021, however, due to the liquidation order Global Liberty was deconsolidated from this report beginning October 2021.
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
Commission income relating to the business processed by AGMI increased by $728,000, or 14.0%, from $5.2 million in 2020 to $5.9 million in 2021. The increase was mainly attributed to the increase in our taxi and livery program during 2021 as compared to 2020.
Geographic Concentration

Gross Premiums Written by State
($ in ‘000s)	Year ended December 31,
	2021		2020
California	$10,198	32.2%	$7,033	25.3%
New York	6,548	20.6	6,166	22.2
Virginia	3,988	12.6	4,071	14.7
Minnesota	1,904	6.0	396	1.4
Nevada	1,522	4.8	156	0.6
Indiana	1,151	3.6	1,306	4.7
South Carolina	826	2.6	1,498	5.4
Illinois	570	1.8	(90)	(0.3)
Maryland	567	1.8	1,047	3.8
Ohio	421	1.3	512	1.8
Other	4,024	12.7	5,674	20.4
Total	$31,719	100.0%	$27,769	100.0%

Acquisition Costs
Acquisition costs of $3.2 million in 2021 compared to $2.9 million in 2020 represent commissions paid to retail agents who sell insurance policies. The increase in acquisition costs resulted from an increase in premium production of $4.0 million.
Other Underwriting Expenses
Other underwriting expenses including share based compensation and amortization of intangible assets decreased $1.5 million to $16.4 million in 2021 compared to $17.8 million in 2020. The significant variances between 2021 and 2020 are as follows:
•$7.4 million increase related to the elimination of shared services related to the deconsolidated entities;
•$3.5 million decrease in salaries and benefits related to the reduction in force;
•$1.8 million decrease related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$1.0 million decrease in professional services related to the strategic shift of the Company;
•$1.3 million decrease in depreciation and amortization mainly attributed to the corporate headquarter status as held for sale;
•$586,000 decrease in premium balances allowances;
•$321,000 decrease in corporate insurance costs due to the decline in insured value; and
•$435,000 decrease in all other expenses mainly due to the impact from COVID-19 during 2021.
Intangible Asset Impairment Loss
On October 1, 2021, Global Liberty was deconsolidated from the results of the Company due to its order of liquidation filed by the Department of Financial Services of New York. As a result, the Company reviewed the impact of the liquidation on its intangible assets, specifically the intangible assets relating to the customer relationships. It was concluded that these customer relationships related mainly to the New York market. The Company has stopped producing insurance premiums in New York, no longer has a presence in the market and has not continued maintaining the customer relationships it had originally purchased. As a result, the Company fully recorded an intangible asset impairment in the amount of $930,000 relating to the Global Liberty disposition in Q4 2021. There were no intangible assets impaired during 2020.
Interest Expense, Net
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $1.9 million for each of the years ended 2021 and 2020, respectively. On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense in 2021 and 2020 totaled $371,000 and $364,000, respectively. Prior to October 1, 2021, the interest expense payments to Global Liberty had been eliminated in consolidation. On May 1, 2020, American Acquisition entered into a PPP Loan pursuant to the CARES Act that had an interest at a rate of 1.0% per annum. Interest income related to the forgiveness of the PPP Loan for 2021 totaled $32,000 while interest expense for 2020 totaled $31,000. On September 1, 2021, the Company entered into a Credit Agreement that had an interest rate of 12% per annum. Interest expense related to the Credit Agreement for 2021 totaled $15,000. American Acquisition entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies in April 2015 that had a maturity date of April 30, 2020. Interest income related to the Surplus Notes for 2020 totaled $308,000.
Net Realized Losses and Other Income
Net realized losses totaled $7.0 million in 2021 compared to $3,000 in 2020. The change related to the impairment charges related to the Company’s headquarters building.
Atlas recorded other income of $5.9 million and $4.4 million in 2021 and 2020, respectively. The increase is related primarily to an increase in professional services revenue.

Gain on Disposal of Subsidiaries
During the three months ended December 31, 2021, the Company recorded an out-of-period adjustment to correct premiums receivable and premiums payable related to the deconsolidated of the ASI Pool Companies. The impact resulted in a $5.6 million gain on disposal of subsidiaries for the year ended December 31, 2021. Management concluded that the correction was not material to any current or previously issued consolidated financial statements.
Forgiveness of PPP Loans
On May 1, 2020, American Acquisition entered into a Paycheck Protection Program Promissory Note (a "PPP Note") with respect to a loan of $4,600,500 (the "First PPP Loan") from Fifth Third Bank, National Association (“Fifth Third”). The First PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") administered by the U.S. Small Business Administration ("SBA"). The First PPP Loan had a maturity date of May 1, 2022 and interest at a rate of 1.0% per annum. On June 14, 2021, American Acquisition received notification from the SBA that the First PPP Loan principal and related interest has been forgiven.
On February 7, 2021, American Acquisition entered into a PPP Note with respect to a loan of $2,000,000 (the “Second PPP Loan”) from Fifth Third. The Second PPP Loan was obtained pursuant to the SBA’s Paycheck Protection Program Second Draw Loans under the Small Business Act (“SB Act”) and is subject to the terms and conditions of the SB Act, the CARES Act and related legislation and regulations (the “PPP Rules”). The Company was eligible for this Second PPP Loan because our equity securities are not a National Markets System stock traded on a national securities exchange as defined by Section 6 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Second PPP Loan had a maturity date of February 7, 2026 and interest at a rate of 1.0% per annum. On December 10, 2021, American Acquisition received notification from the SBA that the Second PPP Loan principal and related interest has been forgiven.
Loss before Income Taxes
Atlas generated pre-tax loss from continuing operations of $5.8 million and $13.5 million for each of the years ended in 2021 and 2020, respectively. The causes of these changes in pre-tax losses are attributed to the combined effects of the reasons cited in the ’Commission Income’, ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Intangible Asset Impairment Loss,’ ‘Interest Expense, Net,’ ‘Net Realized Losses and Other Income’, ‘Gain on Disposal of Subsidiaries’, and ‘Forgiveness of PPP Loans’ sections above.
Income Taxes
Atlas recorded income tax benefit of $0 and $484,000 in 2021 and 2020, respectively.

Tax Rate Reconciliation
($ in ‘000s)	Year ended December 31,
	2021		2020
Provision for taxes at U.S. statutory marginal income tax rate	$(1,225)	21.0%	$(2,825)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	2,446	(41.9)	1,744	(13)
Nondeductible expenses	3	(0.1)	(3)	—
State tax (net of federal benefit)	—	—	(3)	—
Stock compensation	7	(0.1)	630	(4.7)
Gain from debt extinguishment	(1,231)	21.1	—	—
Tax rate differential	—	—	(42)	0.3
Other	—	—	15	(0.1)
Provision for income taxes for continuing operations	$—	—%	$(484)	3.5%

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
Net Loss and Loss per Common Share
Atlas had net loss of $5.7 million and $12.7 million in 2021 and 2020, respectively. Loss per common share diluted was $0.45 and $1.08 in 2021 and 2020, respectively.

Potential Dilutive Common Shares
	Year ended December 31,
	2021	2020
Basic weighted average common shares outstanding	12,960,674	11,957,268
Dilutive potential ordinary shares:
Dilutive stock options	—	—
Diluted weighted average common shares outstanding	12,960,674	11,957,268

The effects of convertible instruments are excluded from the computation of earnings per common share diluted in periods in which the effect would be anti-dilutive. In 2021 and 2020, all exercisable stock options were deemed to be anti-dilutive.

IV. Financial Condition

Consolidated Statements of Financial Condition
($ in ‘000s, except for share and per share data)	December 31,
	2021	2020
Assets
Cash and cash equivalents	$2,274	$5,238
Restricted cash	3,637	5,287
Premiums receivable (net of allowance of $225 and $800, respectively)	11,397	13,442
Intangible assets, net	983	2,235
Property and equipment, net	2,503	18,815
Right-of-use asset	237	888
Notes receivable	18,017	18,017
Credit facility fees, net	584	—
Other assets	1,053	1,895
Assets held for sale	7,500	53,885
Total assets	$48,185	$119,702

Liabilities
Premiums payable	$13,593	$19,416
Lease liability	224	1,091
Due to deconsolidated affiliates	19,957	19,170
Notes payable, net	33,102	36,168
Other liabilities and accrued expenses	6,811	4,342
Liabilities held for sale	—	60,407
Total liabilities	$73,687	$140,594

Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 800,000,001 shares authorized, shares issued: December 31, 2021 - 15,052,839 and December 31, 2020 - 12,248,798; shares outstanding: December 31, 2021 - 14,797,334 and December 31, 2020 - 11,993,293	$45	$37
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2021 and December 31, 2020 - 0	—	—
Additional paid-in capital	83,086	81,840
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at December 31, 2021 and December 31, 2020, respectively	(3,000)	(3,000)
Retained deficit	(105,633)	(100,199)
Accumulated other comprehensive income, net of tax	—	430
Total shareholders' deficit	$(25,502)	$(20,892)
Total liabilities and shareholders' deficit	$48,185	$119,702

Deferred Tax Assets

Components of Deferred Tax
($ in ‘000s)	As of December 31,
	2021	2020
Gross deferred tax assets:
Losses carried forward	$6,657	$16,408
Claims liabilities and unearned premium reserves	—	496
Investment in affiliates	28,250	23,870
Bad debts	47	168
Fixed assets	437	—
Stock compensation	320	279
Other	670	203
Valuation allowance	(35,894)	(33,420)
Total gross deferred tax assets	487	8,004

Gross deferred tax liabilities:
Deferred policy acquisition costs	—	134
Investments	—	122
Fixed assets	—	1,344
Intangible assets	206	469
Other	281	5,935
Total gross deferred tax liabilities	487	8,004
Net deferred tax assets	$—	$—

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years, Atlas has established a valuation allowance of $35.9 million and $33.4 million for its gross future deferred tax assets as of December 31, 2021 and 2020, respectively.
The Company had a change in control for Federal income tax purposes in 2019. As a result, the Company’s net operating losses are subject to a yearly limitation by the Internal Revenue Code.

Net Operating Loss Carryforward as of December 31, 2021 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	12,085
2018	Indefinite	8,245
2019	Indefinite	5,241
2020	Indefinite	4,687
2021	Indefinite	1,372
Total		$31,702

Buildings and Land
In the fourth quarter of 2016, Atlas purchased a building and land for $9.3 million to serve as its corporate headquarters. In addition to the buildings and land the Company purchased furnishings and made improvements to this building of $9 million. the corporate headquarter at December 31, 2021 is classified as a held for sale asset. See ‘Part II, Item 8, Note 8, Property and Equipment’ in the Notes to Consolidated Financial Statements for further discussion of the corporate headquarters.
Off-Balance Sheet Arrangements
As of December 31, 2021 and 2020 we did not have any material off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.
Changes in Shareholders’ (Deficit) Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(12,730)	—	(12,730)
Other comprehensive loss	—	—	—	—	—	6	6
Share-based compensation	1	—	292	—	—	—	293
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Deconsolidation of Global Liberty	—	—	—	—	234	(234)	—
Net loss	—	—	—	—	(5,668)	—	(5,668)
Shares issued on Credit Agreement	8	—	927	—	—	—	935
Equity component of Credit Agreement	—	—	81	—	—	—	81
Other comprehensive income	—	—	—	—	—	(196)	(196)
Share-based compensation	—	—	238	—	—	—	238
Balance December 31, 2021	$45	$—	$83,086	$(3,000)	$(105,633)	$—	$(25,502)

As of December 31, 2021, there were 14,797,334 ordinary voting common shares outstanding and no preferred shares outstanding.
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
There were 0 and 3,301 non-vested RSUs issued as of December 31, 2021 and 2020, respectively. The RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2021, the Company issued 2,804,041 ordinary voting common shares of which 2,750,000 ordinary voting common shares were issued as part of a credit facility agreement, 50,740 ordinary voting common shares were issued under the near term incentive program, and 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs.
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

Mezzanine Equity
There were no preferred shares outstanding as of December 31, 2021 and 2020.
Book Value

Book Value per Common Share
($ in ‘000s, except for share and per share data)	December 31,
	2021	2020
Shareholders’ deficit	$(25,502)	$(20,892)
Less: Accumulated dividends on preferred stock	—	—
Common equity	$(25,502)	$(20,892)
Common shares:
Common shares outstanding	14,797,334	11,993,293
Restricted stock units	—	3,301
Total common shares	14,797,334	11,996,594
Book value per common share outstanding	$(1.72)	$(1.74)
The changes to book value per common share are attributed to the combined effects of the reasons cited in the ‘Commission Income,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Intangible Asset Impairment Loss,’ ‘Interest Expense, Net,’ ‘Net Realized Losses and ‘Other Income,’ ‘Gain on Disposal of Subsidiaries,’ and Forgiveness of PPP Loans’ subsections of the ‘Operating Results’ section.
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
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. Interest on the Notes is payable quarterly on each January 26, April 26, July 26 and October 26. Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The Notes rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The Notes rank equally in right of payment to all of Atlas’ existing and future senior indebtedness but are effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the Notes are structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries. From time to time the Company may seek to repurchase Company debt through cash repurchases in the open market or otherwise. Such repurchases, if any, will be on the terms and prices determined by the Company and will depend upon market conditions, liquidity needs and other factors. The amount of such repurchases may be material.
The Notes were issued under an indenture and supplemental indenture that contain covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.

The Company is currently in default on interest payments related to the Notes. On August 31, 2021, the Company entered into the RSA with certain holders of the Notes memorializing the agreed-upon term of the Note Restructuring. Pursuant to the Note Restructuring, the Notes will be canceled and the New Notes will be issued in exchange on or around April 15, 2022, ahead of the Notes’ maturity date of April 26, 2022. The accrued but unpaid interest on the Notes as of the date the New Notes are issued will be capitalized and added onto the principal of the New Notes. The New Notes will be issued by the company pursuant to a second supplemental indenture and will have a maturity date of April 27, 2027. The New Notes will be unsecured, bearing an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind, with a paid-in-kind (“PIK”) option allowing the Company to pay interest in kind of up to two years from the date the New Notes are issued. Additionally, the Company will have the option to redeem the New Notes after three years at the principal amount to be redeemed as well as the option to redeem New Notes in an amount related to capitalized PIK interest on the New Notes, plus any accrued but unpaid interest, in each case, with no penalty. The same indenture covenant provisions described in the preceding paragraph will continue to apply to the New Notes.
On September 1, 2021, the Company and the Borrowers, entered into the Credit Agreement with the Agent and the Lenders, pursuant to which the Lenders made available to the Borrowers an aggregate principal amount of up to $3,000,000 Term Loans. The Credit Agreement provides for an initial advance of $2 million in Term Loans and up to an additional $1 million of Delayed Draws within 18 months of closing, in each case, subject to the satisfaction or waiver of certain funding conditions and the other terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the Note Restructuring. Interest will accrue on the funded Term Loans at 12% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14% per annum and will be payable only in cash. The term of the term loan facility is 24 months. In October 2021, and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans and, in March 2022, the Lenders advanced $1 million of Delayed Draws under the Term Loans, in each case despite the fact that not all of the funding conditions had been met.
For more information on the Note Restructuring and the Credit Agreement, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements..

Summary of Consolidated Cash Flows - Continuing Ops.
($ in ‘000s)	Year ended December 31,
	2021	2020
Net cash flows used in operating activities	$(6,797)	$(9,270)
Net cash flows provided by (used in) investing activities	9	(197)
Net cash flows provided by financing activities	2,174	3,845
Net decrease in cash	$(4,614)	$(5,622)

Cash used in operations during 2021 and 2020 was primarily a result of the strategic shift from insurance company operations to managing general agency operations.
Cash provided by investing activities during 2021 and 2020 was the result of net sales and purchase of property and equipment.
Cash provided by financing activities during 2021 was a result of the Company receiving a PPP Loan and funding from the Credit Facility offset by mortgage payments made to the ASI Pool Companies. Cash provided by financing activities during 2020 was a result of the Company receiving a PPP Loan offset by mortgage payments made to the ASI Pool Companies.
From time to time the Company may seek to repurchase Company debt through cash repurchases in the open market or otherwise.  Such repurchases, if any, will be on terms and prices determined by the Company and will depend upon market conditions, liquidity needs and other factors.  The amount of such repurchases may be material, however, there were no such purchases in 2020 or 2021.
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
Ability to Meet Financial Obligations

As discussed in greater detail in “Part II, Item 8, Note 16”, Going Concern, there is substantial doubt about whether the Company will have sufficient capital to operate through or beyond March 2023 unless the Company is successful in taking certain mitigating action (see Part II, Item 8, Note 16).
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this item.

Item 8. Financial Statements and Supplemental Schedules
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Atlas Financial Holdings, Inc.
Schaumburg, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Atlas Financial Holdings, Inc. (the "Company") and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ (deficit) equity and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a shareholders’ deficit of $(25,502,000) and outstanding principal on notes payable of $25,000,000 that mature on April 26, 2022 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Discontinued Operations and Deconsolidation
As disclosed in Note 15 to the consolidated financial statements, Global Liberty has been classified as held for sale and presented as a discontinued operation for all periods presented through October 1, 2021, the effective date in which the Company lost control of Global Liberty and deconsolidated this entity. The financial results of Global Liberty are included in the consolidated statements of operations as a discontinued operation through the October 1, 2021 de-recognition date. Our opinion is not modified with respect to this matter.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Discontinued operations classification and deconsolidation of the Company’s insurance subsidiary:
–Critical Audit Matter Description
As described in Note 15 to the consolidated financial statements, Global Liberty has been classified as held for sale and presented as a discontinued operation for all periods presented through October 1, 2021, the effective date in which the Company lost control of Global Liberty and deconsolidated this entity.
Significant and complex judgements are required in evaluating discontinued operations recognition particularly when the possible transaction is approaching or in excess of one year from the initial accounting recognition as a discontinued operation. In addition, complexities exist in determining whether or not an entity should be consolidated or accounted for under other accounting guidance based on control and significant influence.
–How We Addressed the Matter in Our Audit
The principal audit procedures related to the evaluation of discontinued operations and subsequent deconsolidation as of December 31, 2021 included the following:
•We evaluated the design and implementation of the Company’s controls related to the evaluation and presentation of discontinued operations and subsequent deconsolidation;
•Evaluated the basis for management's conclusions against the framework for evaluating discontinued operations with a focus on disruptions in the sale of their insurance subsidiary due to legal, regulatory and economic factors;
•Evaluated the basis for deconsolidation by testing management’s analysis, obtaining regulatory correspondence and liquidation orders supporting the Company's loss of control and ongoing significant influence
Convertible Notes:
–Critical Audit Matter Description
As disclosed in Note 14, during 2021, the Company entered into a Convertible Senior Secured Delayed-Draw Credit Agreement (Credit Agreement) which made available to the Company a term loan facility in the aggregate principal amount of up to $3,000,000. In October 2021, the Company received $500,000 as its first draw on the Credit Agreement. The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares (Convertible Notes), at the Lender's discretion, at a rate of $0.35 per share.
The accounting for the Convertible Notes is complex as it requires assessment as to whether features in the Convertible Notes require bifurcation and an evaluation of the appropriate classification of those features in the financial statements. Additionally, the valuation of the Convertible Notes is complex as the conversion feature involves estimation of the fair value of the liability component on a stand-alone basis.
–How We Addressed the Matter in Our Audit
The principal audit procedures related to the evaluation of discontinued operations treatment as of December 31, 2021 included the following:
•We evaluated the design and implementation of the Company's controls related to the evaluation and valuation of the convertible notes;
•We inspected the underlying credit agreement and evaluated it against management's assessment of the application of the relevant accounting guidance;
•We involved our valuation specialists to assess the reasonableness of the Company's determination of the fair value of the liability component on a stand-alone basis.

We have served as the Company’s auditor since 2019.
/s/ Baker Tilly US, LLP
Milwaukee, Wisconsin
March 31, 2022

Atlas Financial Holdings, Inc.
Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	December 31,
	2021	2020
Assets
Cash and cash equivalents	$2,274	$5,238
Restricted cash	3,637	5,287
Premiums receivable (net of allowance of $225 and $800, respectively)	11,397	13,442
Intangible assets, net	983	2,235
Property and equipment, net	2,503	18,815
Right-of-use asset	237	888
Notes receivable	18,017	18,017
Credit facility fees, net	584	—
Other assets	1,053	1,895
Assets held for sale	7,500	53,885
Total assets	$48,185	$119,702
Liabilities
Premiums payable	$13,593	$19,416
Lease liability	224	1,091
Due to deconsolidated affiliates	19,957	19,170
Notes payable, net	33,102	36,168
Other liabilities and accrued expenses	6,811	4,342
Liabilities held for sale	—	60,407
Total liabilities	$73,687	$140,594
Commitments and contingencies (See Note 7)
Shareholders’ deficit
Ordinary voting common shares, $0.003 par value, 800,000,001 shares authorized, shares issued: December 31, 2021 - 15,052,839 and December 31, 2020 - 12,248,798; shares outstanding: December 31, 2021 - 14,797,334 and December 31, 2020 - 11,993,293	$45	$37
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: December 31, 2021 and December 31, 2020 - 0	—	—
Additional paid-in capital	83,086	81,840
Treasury stock, at cost: 255,505 shares of ordinary common voting shares at each of December 31, 2021 and December 31, 2020	(3,000)	(3,000)
Retained deficit	(105,633)	(100,199)
Accumulated other comprehensive income, net of tax	—	430
Total shareholders' deficit	$(25,502)	$(20,892)
Total liabilities and shareholders' deficit	$48,185	$119,702

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Operations

Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Year ended December 31,
	2021	2020
Commission income	$5,923	$5,195
Net realized losses	(6,952)	(3)
Other income	5,867	4,354
Total revenue	4,838	9,546
Acquisition costs	3,165	2,934
Other underwriting expenses	16,279	17,743
Amortization of intangible assets	322	390
Interest expense, net	2,235	1,931
Impairment of intangible assets	930	—
Forgiveness of Paycheck Protection Program loan	(6,601)	—
Gain on disposal of subsidiaries	(5,659)	—
Total expenses	10,671	22,998
Loss from operations before income taxes	(5,833)	(13,452)
Income tax benefit	—	(484)
Loss from continuing operations	(5,833)	(12,968)
Income from discontinued operations, net of tax	165	238
Net loss	$(5,668)	$(12,730)

Basic net income (loss) per share attributable to common shareholders
Continuing operations	$(0.45)	$(1.08)
Discontinued operations	0.01	0.02
Net loss	$(0.44)	$(1.06)
Diluted net income (loss) per share attributable to common shareholders
Continuing operations	$(0.45)	$(1.08)
Discontinued operations	0.01	0.02
Net loss	$(0.44)	$(1.06)
Basic weighted average common shares outstanding	12,960,674	11,957,268
Diluted weighted average common shares outstanding	12,960,674	11,957,268

Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(5,668)	$(12,730)

Other comprehensive (loss) income:
Changes in net unrealized investment (losses) gains	(21)	161
Reclassification to net loss	(175)	(155)
Other comprehensive (loss) income	(196)	6
Total comprehensive loss	$(5,864)	$(12,724)

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Shareholders’ (Deficit) Equity

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance December 31, 2019	$36	$—	$81,548	$(3,000)	$(87,469)	$424	$(8,461)
Net loss	—	—	—	—	(12,730)	—	(12,730)
Other comprehensive income	—	—	—	—	—	6	6
Share-based compensation	1	—	292	—	—	—	293
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Deconsolidation of Global Liberty	—	—	—	—	234	(234)	—
Net loss	—	—	—	—	(5,668)	—	(5,668)
Shares issued on Credit Agreement	8	—	927	—	—	—	935
Equity component of Credit Agreement	—	—	81	—	—	—	81
Other comprehensive loss	—	—	—	—	—	(196)	(196)
Share-based compensation	—	—	238	—	—	—	238
Balance December 31, 2021	$45	$—	$83,086	$(3,000)	$(105,633)	$—	$(25,502)
See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Consolidated Statements of Cash Flows

($ in ‘000s)	Year ended December 31,
	2021	2020
Operating activities:
Net loss	$(5,668)	$(12,730)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income from discontinued operations, net of taxes	(165)	(238)
Depreciation and amortization	1,826	3,172
Share-based compensation expense	238	292
Gain on deconsolidation of subsidiaries	(5,659)	—
Impairment and amortization of intangible assets	1,252	390
Net realized losses	6,952	3
Amortization of financing costs	380	224
Forgiveness of Paycheck Protection Program loans	(6,601)	—
Net changes in operating assets and liabilities:
Premiums receivable, net	2,371	22,472
Other assets	841	(3,321)
Premiums payable	(5,823)	(24,572)
Due to deconsolidated affiliates	787	7,997
Other liabilities and accrued expenses	2,472	(2,959)
Net cash flows used in operating activities - continuing operations	(6,797)	(9,270)
Net cash flows used in operating activities - discontinued operations	(4,866)	(15,261)
Net cash flows used in operating activities	(11,663)	(24,531)
Investing activities:
Purchases of:
Property, equipment and other	(4)	(200)
Proceeds from sale of:
Property, equipment and other	13	3
Net cash flows provided by (used in) investing activities - continuing operations	9	(197)
Net cash flows provided by investing activities - discontinued operations	3,342	10,578
Net cash flows provided by investing activities	3,351	10,381
Financing activities:
Proceeds from notes payable	2,500	4,601
Repayment of notes payable	(326)	(756)
Net cash flows provided by financing activities - continuing operations	2,174	3,845
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	2,174	3,845

Net change in cash and cash equivalents and restricted cash - continuing operations	(4,614)	(5,622)

Cash and cash equivalents and restricted cash, beginning of period	13,554	23,859
Less: cash and cash equivalents of discontinued operations - beginning of period	3,029	7,712
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	10,525	16,147
Cash and cash equivalents and restricted cash of continuing operations, end of period	$5,911	$10,525

Supplemental disclosure of cash information:
Cash paid (recovered) for:
Income taxes	$—	$(1,984)
Interest	828	2,022

See accompanying Notes to Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Basis of Presentation
Atlas Financial Holdings, Inc. (“Atlas”, “We”, “us”, “our” or the “Company”) commenced operations on December 31, 2010. The primary business of Atlas focuses on a managing general agency (“MGA”) strategy, primarily through our wholly owned subsidiary, Anchor Group Management, Inc. (“AGMI”). AGMI focuses on a niche market orientation for the “light” commercial automobile sector. This sector includes taxi cabs, limousine, livery, full-time transportation network companies (“TNC”) drivers/operators, and other specialty commercial auto operators. Automobile insurance products provide insurance coverage in three major areas: liability, accident benefits and physical damage.
Atlas’ business is carried out through its non-insurance company subsidiaries: AGMI, UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiaries, optOn Digital IP Inc. (“OOIP”) and optOn Insurance Agency Inc. (“optOn” and together with OOIP and UBI Holdings, “UBI”).
Prior to a strategic transition, our core business was the underwriting of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and Gateway Insurance Company (“Gateway” and together with American Country and American Service, the “ASI Pool Companies”) and Global Liberty Insurance Company of New York (“Global Liberty” and together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned MGA, AGMI. The ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and were subsequently placed into liquidation and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty was held for sale and thus classified as a discontinued operation from October 1, 2019 through September 30, 2021. Global Liberty was placed into liquidation by the New York Department of Financial Services in October 2021 and, as a result, it has been deconsolidated from this report beginning October 2021.
Atlas’ ordinary voting common shares are listed on the OTC Markets system under the symbol “AFHIQ”.
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
Seasonality
Our insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st and March 1st are common taxi cab renewal dates in Illinois and New York, respectively.
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
The following are Atlas’ subsidiaries, all of which are 100% owned, either directly or indirectly, together with the jurisdiction of incorporation, that are included in consolidated financial statements:
•American Insurance Acquisition Inc. (Delaware)
•Anchor Group Management Inc. (New York)
•Anchor Holdings Group, Inc. (New York)
•Global Liberty Insurance Company of New York (New York), classified as a discontinued operation through September 30, 2021 and then deconsolidated effective October 1, 2021
•UBI Holdings Inc. (Delaware)
•optOn Digital IP Inc. (Delaware)
•optOn Insurance Agency Inc. (Delaware)
The following are Atlas’ subsidiaries, all of which Atlas retains the final equity claim against the estates, that are not included in consolidated financial statements, as management no longer has direct financial control over the estates of these entities:
•The Estate of American Country Insurance Company (Illinois)
•The Estate of American Service Insurance Company, Inc. (Illinois)
•The Estate of Gateway Insurance Company (Illinois)
•The Estate of Global Liberty (New York)
Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are recorded in the accounting period in which they are determined. Significant estimates in the accompanying financial statements include revenue recognition, evaluation of assets for impairment, valuation of financing instruments, and deferred tax asset valuation.
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
Restricted Cash
In its capacity as an MGA, AGMI collects premiums from agents and insureds and after deducting its commissions and/or fees, remits the premiums to the respective insurance underwriters according to the settlement terms of their respective managing general agency agreements. The collected but not remitted amounts are reported as restricted cash in the accompanying consolidated statements of financial position with the related liability reported as premiums payable.

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
Intangible Assets
Atlas recognized intangible assets as part of the acquisition of Anchor Holdings Group, Inc. The intangible assets are classified as either indefinite-lived or definite-lived depending on whether the useful lives can be identified. Atlas definite-lived intangible assets are amortized over their useful lives on a straight-line basis except for customer related intangibles, which are on an accelerated basis. Atlas definite-lived intangible assets consist of trade names and trademarks with useful lives of 15 years and customer relationships with useful lives of 10 years. The intangible assets are reviewed for impairment at least annually.
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

Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As an MGA, AGMI has contracts with various insurance carrier partners to write premiums for specific programs which determines AGMI’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally gross written premiums, net of cancellations and refunds, times an MSA commission percentage. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where AGMI issues a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services which is allocated to the service bundle and not to any individual obligation under the various contracts.
While Global Liberty remained consolidated in our financial statements, we recognized premium income on a pro rata basis over the terms of the respective insurance contracts.
Share-Based Compensation
Atlas has a share-based compensation plan that is described in Note 9, ‘Share-Based Compensation,’ to the Consolidated Financial Statements. Atlas uses the fair-value method of accounting to determine and account for equity settled transactions and to determine stock-based compensation for awards granted to employees and non-employees. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase to additional paid in capital. The share-based compensation expense associated with awards that have graded vesting features and vest based on service conditions is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. During the recognition period compensation expense is accrued based on the performance condition that is probable of achievement. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome.
Operating Segments
Atlas operates in one business segment, the Managing General Agency segment.
Convertible Senior Secured Delayed-Draw Credit Agreement
The Company accounts for the issued Convertible Senior Secured Delayed-Draw Credit Agreement as separate liability and equity components. The carrying amount of the liability and equity components were calculated by utilizing the Black-Scholes modeling. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Credit Agreement, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.
To the extent that the Company receives conversion requests prior to the maturity of the Credit Agreement, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Credit Agreement requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Notes requested for conversion is recorded as a gain or loss on early conversion. The fair value of the Credit Agreement is measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Credit Agreement, which requires significant judgment.
Out-of-period Adjustment
During the three months ended December 31, 2021, the Company recorded an out-of-period adjustment to correct premiums receivable and premiums payable related to the deconsolidation of the ASI Pool entities. The impact resulted in a $5.6 million gain on disposal of subsidiaries for the year ended December 31, 2021. Management concluded that the correction was not material to any current or previously issued consolidated financial statements.
Reclassifications
Certain accounts in the prior years’ consolidated financial statement have been reclassified for comparative purposes to conform to the current year’s presentation.

2. New Accounting Standards
Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the FASB and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to January 1, 2022 have been adopted by the Company.
All other recently issued pronouncements with effective dates after December 31, 2021 are not expected to have a material impact on the consolidated financial statements.
3. Intangible Assets
Indefinite-lived intangible assets are tested for impairment annually or when a triggering event occurs. As a result of the liquidation and deconsolidation of Global Liberty, the Company recorded an impairment loss of $930,000 on intangible assets for the year ended December 31, 2021. There were no intangible asset impairments recorded for the year ended December 31, 2020.

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net

As of December 31, 2021
Trade name and trademark	15 years	$1,800	$817	$—	$983
Customer relationship	10 years	2,700	1,770	930	—
		$4,500	$2,587	$930	$983

As of December 31, 2020
Trade name and trademark	15 years	$1,800	$703	$—	$1,097
Customer relationship	10 years	2,700	1,562	—	1,138
		$4,500	$2,265	$—	$2,235

Atlas recognized amortization expense of $322,000 and $390,000 for the years ended December 31, 2021 and 2020, respectively.
The following table presents the estimated future aggregate amortization expense for the years ending as follows:

($ in ‘000s)
2022	$120
2023	120
2024	120
2025	120
2026	120
Subsequent years	383
$983

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Year ended December 31,
	2021	2020
Basic
Loss from continuing operations before income taxes	$(5,833)	$(13,452)
Income tax expense (benefit)	—	(484)
Net loss attributable to common shareholders from continuing operations	$(5,833)	$(12,968)
Basic weighted average common shares outstanding	12,960,674	11,957,268
Loss per common share basic from continuing operations	$(0.45)	$(1.08)

Diluted
Basic weighted average common shares outstanding	12,960,674	11,957,268
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	12,960,674	11,957,268
Loss per common share diluted from continuing operations	$(0.45)	$(1.08)
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative RSUs. Earnings per common share diluted is computed by dividing net loss by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method. Atlas’ potential dilutive ordinary voting common shares consists of outstanding stock options to purchase ordinary voting common shares and warrants to purchase 2,387,368 ordinary voting common shares of Atlas for $0.69 per share.
The outstanding principal balance of the Convertible Senior Secured Delayed-Draw Credit Agreement can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary shares at the same rate. No such conversion has taken place.
Atlas’s dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. In 2021 and 2020, all exercisable stock options, warrants and Convertible Senior Secured Delayed-Draw Credit Agreement were deemed to be anti-dilutive.
5. Contracts with Customers
The revenue included as commission income for 2021 and 2020 totaled $5.9 million and $5.2 million, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the Consolidated Statements of Financial Position as of December 31, 2021 and 2020:

Components of Commission Receivables
($ in ‘000s)	Year ended December 31,
	2021	2020
Commission receivable, beginning of year	$2,577	$1,428
Commission revenue	5,923	5,195
Net change in cash received	(5,949)	(4,046)
Commission receivable, end of year	$2,551	$2,577

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Year ended December 31,
	2021		2020
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(1,225)	21.0%	$(2,825)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	2,446	(41.9)	1,744	(13.0)
Nondeductible expenses	3	(0.1)	(3)	—
State tax (net of federal benefit)	—	—	(3)	—
Stock compensation	7	(0.1)	630	(4.7)
Gain from debt extinguishment	(1,231)	21.1	—	—
Tax rate differential	—	—	(42)	0.3
Other	—	—	15	(0.1)
Provision for income taxes for continuing operations	$—	—%	$(484)	3.5%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2021		2020
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$35	21.0%	$(60)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	(35)	(21.0)	(264)	92.9
Nondeductible expenses	—	—	2	(0.7)
Tax rate differential	—	—	(200)	70.4
Provision for income taxes for discontinued operations	$—	—%	$(522)	183.6%

Components of Income Tax Benefit - Continuing Operations
($ in ‘000s)	Year ended December 31,
	2021	2020
Current tax benefit	$—	$(484)

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Year ended December 31,
	2021	2020
Current tax benefit	$—	$(522)

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	December 31,
	2021	2020
Gross deferred tax assets:
Losses carried forward	$6,657	$16,408
Claims liabilities and unearned premium reserves	—	496
Investment in affiliates	28,250	23,870
Bad debts	47	168
Fixed assets	437	—
Stock compensation	320	279
Other	670	203
Valuation allowance	(35,894)	(33,420)
Total gross deferred tax assets	487	8,004

Gross deferred tax liabilities:
Deferred policy acquisition costs	—	134
Investments	—	122
Fixed assets	—	1,344
Intangible assets	206	469
Other	281	5,935
Total gross deferred tax liabilities	487	8,004
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of December 31, 2021 by Expiry Date
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	12,085
2018	Indefinite	8,245
2019	Indefinite	5,241
2020	Indefinite	4,687
2021	Indefinite	1,372
Total		$31,702

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has established a valuation allowance of $35.9 million and $33.4 million for its gross future deferred tax assets as of December 31, 2021 and 2020, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties in 2021 or 2020. Tax years 2015 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).

7. Commitments and Contingencies
In the ordinary course of its business, Atlas is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries.
Atlas is exposed to credit risk on balances receivable from insureds and agents. Credit exposure to any one individual insured is not material. The policies placed with risk-taking partners are distributed by agents who may manage cash collection on its behalf pursuant to the terms of their agency agreement. Atlas has procedures to monitor and minimize its exposure to delinquent agent balances, including, but not limited to, reviewing agent account statements, processing policy cancellations for non-payment and other collection efforts deemed appropriate. As a managing agent, our ability to generate commission revenue is pursuant to contractual agreements with risk-taking partners. Our objective is to maintain long-term relationships with these risk-taking partners. Such relationships are dependent upon market conditions, business results, and other factors which may be outside of our control.
8. Property and Equipment

Property and Equipment Held[1]
($ in ‘000s)	As of December 31,
	2021	2020
Buildings[1]	$—	$7,425
Land[1]	—	1,840
Building improvements[1]	—	9,031
Leasehold improvements	39	193
Internal use software	12,795	12,795
Computer equipment	1,842	1,838
Furniture and other office equipment	1,086	1,121
Total	$15,762	$34,243
Accumulated depreciation	(13,259)	(15,428)
Total property and equipment, net	$2,503	$18,815

1Held for sale.
Depreciation expense and amortization from continuing operations was $1.8 million and $3.2 million in 2021 and 2020, respectively.
During 2016, Atlas purchased a building and land for $9.3 million to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building, pursuant to a lease agreement with American Acquisition. Rental income related to this lease agreement was $477,000 and $462,000 in 2021 and 2020, respectively. Depreciation expense related to the building and its improvements was $284,000 and $1.1 million in 2021 and 2020, respectively. The decrease in depreciation expense for its corporate headquarters is a result of the held for sale status of the corporate headquarters.
On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived assets as held and used to long-lived assets held for sale. The Company has engaged an independent third party that is actively marketing the sale of the corporate headquarters including the land, building, building improvements and contents including furniture and fixtures. The Company engaged an independent third party that performed a valuation of the corporate headquarters and determined the fair market value as $7.5 million. The valuation of the corporate headquarters resulted in a net realized loss totaling $7.0 million for the year ended December 31, 2021.
For the years ended December 31, 2021 and 2020, the Company capitalized $0 and $185,000, respectively, of costs incurred, consisting primarily of external consultants and internal labor costs incurred during the application development stage of the internal use software. Substantially all of the costs incurred during the period were part of the application development stage. For the years ended December 31, 2021 and 2020, there was $1.2 million and $1.4 million, respectively, of amortization expense recorded for projects in the post-implementation stage.
Net realized losses on the disposal and sales of equipment, other than the corporate headquarters, was $0 and $3,000 in 2021 and 2020, respectively.

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
Stock Options

Stock Option Activity
(prices in Canadian dollars designated with “C$” and U.S. dollars designated with “US$”)	Year ended December 31,
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
C$ Denominated:
Outstanding, beginning of period	—	$—	27,195	C$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	(27,195)	C$6.00
Outstanding, end of period	—	$—	—	C$—

US$ Denominated:
Outstanding, beginning of period	181,500	US$13.51	375,000	US$17.01
Granted	1,016,000	US$0.49	—	—
Exercised	—	—	—	—
Canceled	—	—	(193,500)	US$18.73
Outstanding, end of period	1,197,500	US$2.63	181,500	US$13.51

Options Outstanding
As of December 31, 2021
Grant Date	Expiration Date	Number Outstanding	Number Exercisable
March 6, 2014	March 6, 2024	146,500	—
March 12, 2015	March 12, 2025	35,000	—
April 22, 2021	April 22, 2028	1,016,000	—
Total		1,197,500	—

There are no stock options that are exercisable as of December 31, 2021. The stock option grants outstanding have a weighted average remaining life of 5.72 years and have an intrinsic value of $0 as of December 31, 2021.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. During 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets and an additional 53,500 options were canceled due to the departure of a former officer. During 2021 or 2020, no shares of either the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested, due to not meeting annual performance targets. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense was amortized over the anticipated vesting period.
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

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. As of December 31, 2021, all of the RSU grants have vested.
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Year ended December 31,
	2021		2020
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	3,301	$10.22	171,682	$17.46
Granted	—	—	—	—
Vested	(3,301)	0.12	(8,381)	10.22
Canceled	—	—	(160,000)	9.62
Non-vested, end of period	—	$—	3,301	$10.22

During 2020, 140,000 ordinary voting restricted common shares were canceled as a result of not meeting annual performance targets and an additional 20,000 restricted common shares were canceled due to the departure of a former officer. Also during 2020, 2,540 restricted share units vested related to the retirement of two former directors.
In accordance with ASC 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the statements of operations. Atlas recognized share-based compensation expense of $238,000 and $292,000 in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was no unrecognized total compensation expense related to any restricted stock and restricted stock unit grants for ordinary voting common shares.

10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. Company contributions were $0 and $77,000 and in 2021 and 2020, respectively. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas matches 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. In 2021 and 2020, Atlas’ costs incurred related to the matching portion of the ESPP were $0 and $21,000, respectively. Share purchases pursuant to this plan are made in the open market. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
11. Share Capital, Warrants and Mezzanine Equity
Share Capital

Share Capital Activity
		As of December 31,
		2021			2020
	Shares Authorized[1]	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	800,000,001	15,052,839	14,797,334	$45	12,248,798	11,993,293	$37
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	833,333,335	15,052,839	14,797,334	$45	12,248,798	11,993,293	$37

1 Shares authorized increased from 266,666,667 to 800,000,001 effective July 12, 2021.
There were 0 and 3,301 non-vested RSUs as of December 31, 2021 and 2020, respectively. These RSUs are participative and are included in the computations of earnings per common share and book value per common share for these periods.
During 2021, the Company issued 2,804,041 ordinary voting common shares of which 2,750,000 ordinary voting common shares were issued in connection with the Credit Agreement, 50,740 ordinary voting common shares were issued under the near term incentive program, and 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs. In March 2022, the Company issued an additional 2,500,000 voting common shares in connection with the Credit Agreement.
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

Warrants
The Schedule 13G/A filed by American Financial Group, Inc., a parent holding company, on January 20, 2022 states that as of December 31, 2021 it has sole voting power to vote 2,387,368 ordinary voting common shares and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Atlas did not declare or pay any dividends to its common shareholders during 2021 or 2020.
Convertible Senior Secured Delayed-Draw Credit Agreement
The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary shares at the same rate. No such conversion has taken place.
Mezzanine Equity
There were no preferred shares outstanding as of December 31, 2021 and 2020.
12. Leases
We currently lease real estate space and certain equipment under non-cancelable operating lease agreements. Leases with an initial term of 12 months or less, which are immaterial to the Company, are not recorded in the consolidated statement of financial position. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases to lease payments based on changes in index rates or usage, are not recorded in the consolidated statements of financial position.
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2021 or 2020.

Lease Expense
($ in ‘000s)	2021	2020
Operating leases	$676	$752
Variable lease cost	203	358
Total	$879	$1,110

Other Operating Lease Information
($ in ‘000s)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$714	$1,109
Right-of-use assets obtained in exchange for new lease liabilities	—	—
Total	$714	$1,109

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability at December 31, 2021:

Contractual Operating Lease Liabilities
($ in ‘000s)
2022		$179
2023		23
Total lease payments		$202
Impact of discounting		22
Operating lease liability		$224

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of December 31, 2021
Lease right-of-use asset	Right-of-use asset	$237

Weighted-average remaining lease term		0.5 years
Weighted-average discount rate		4.1%

13. Related Party Transactions
A member of the Company’s board of directors is a member of the administrative agent for the Credit Agreement as discussed further in Note 14.
14. Notes Payable
Senior Unsecured Notes
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. The Notes were issued under an indenture and supplemental indenture that contain covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
Interest on the Notes is payable quarterly on each January 26, April 26, July 26 and October 26. Pursuant to the supplemental indenture, Atlas may, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The Notes rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The Notes rank equally in right of payment to all of Atlas’ existing and future senior indebtedness, but are effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the Notes are structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries.

On August 31, 2021, the Company entered into the RSA with holders of approximately 48% of the aggregate principal amount of the Notes, and subsequently holder of approximately an additional 9.0% of the aggregate principal amount of the Notes acceded to the RSA for a total of approximately 57% (collectively, the “Supporting Noteholders”). Effective as of February 22, 2022 the Company entered into an amendment of the RSA with the requisite majority of Supporting Noteholders to extend the date by which the Note Restructuring must be competed (so-called the Scheme Longstop Date under the RSA) to April 15, 2022. The RSA memorializes the agreed-upon terms for the Note Restructuring. The RSA contemplates that the Note Restructuring will be effectuated through (i) the Scheme and (ii) a recognition proceeding with respect to the Scheme pursuant to chapter 15 of title 11 of the United States Code. Under the terms of the RSA, as amended, the Note Restructuring is expected to be completed by April 15, 2022, resulting in a five-year extension of the stated maturity through April 26, 2027 and other agreed modifications. The Company expects that the contemplated restructuring will enable it to satisfy its obligations under New Notes and create value for stakeholders.
Each Supporting Noteholder has been fully supportive of the proposed Note Restructuring and has agreed, as reflected in the RSA, to, among other things, (i) work in good faith with the Company and its advisors to implement the Note Restructuring as soon as possible in a manner consistent with the terms of the RSA; (ii) support the Note Restructuring and vote and exercise any powers or rights available to it in favor of any matter requiring approval to the extent necessary to implement the Note Restructuring; (iii) not take, direct, encourage, assist or support (or procure that any other person takes, directs, encourages, assist or supports) any action which would, or would reasonably be expected to, breach or be inconsistent with the RSA or the Note Restructuring, or delay, impede, or prevent the implementation or consummation thereof; (iv) oppose any party or person from taking any Restricted Actions (as defined in the RSA); (v) negotiate in good faith and use commercially reasonable efforts to execute and implement the Definitive Restructuring Documents (as defined in and consistent with the RSA) to which it is required to be a party and coordinate its activities with the other parties (to the extent practicable and subject to the terms of the RSA) in respect of all matters concerning the implementation and consummation of the RSA; and (vi) cooperate with and assist the Company in obtaining additional support for the Note Restructuring from the Company’s stakeholders. The RSA allows other holders of the Notes to accede to the RSA and become Supporting Noteholders.
On January 4, 2022, the Company initiated the Cayman Proceeding. Pursuant to the summons for directions, the Company sought the Convening Order for the convening of the Scheme Meeting. At the Scheme Meeting, holders of 91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of the Sanction Order.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled the Recognition Hearing. The Recognition Hearing was held on March 30, 2022, and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order is effective immediately and enforceable upon entry, authorizing the Company take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA.

Pursuant to the terms of the Note Restructuring, the Notes will be canceled and the New Notes will be issued in exchange on or around April 15, 2022. The accrued but unpaid interest on the Notes as of the date the New Notes are issued will be capitalized and added onto the principal of the New Notes. The New Notes will be issued by the Company pursuant to a second supplemental indenture and will have a maturity date of April 27, 2027. The New Notes will be unsecured with an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind, with a paid-in-kind option allowing the Company to pay interest in kind for up to two years from the date the New Notes are issued. Additionally, the Company will have the option to redeem the New Notes after three years at the principal amount to be redeemed as well as the option to redeem New Notes in an amount related to capitalized PIK interest on the New Notes, plus any accrued but unpaid interest, with no penalty. The Company intends to utilize the extended maturity of the New Notes to execute on its technology and analytics driven MGA strategy, with the objective of creating value for all stakeholders. The New Notes will to be issued in reliance on the exemption to registration provided by section 1145 of the Bankruptcy Code, except with respect to those New Notes issued to an “underwriter” as defined in section 2(a)(11) of the Securities Act under section 1145(b) of the Bankruptcy Code that will be subject to certain restrictions upon resale, and the authorization of the Bankruptcy Court pursuant to the Recognition and Enforcement Order; however, the Company intends to use its best efforts to seek registration of the New Notes following the Note Restructuring.
Mortgage
On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage is secured by the Company’s headquarters and was previously eliminated in consolidation. The mortgage balances payable as of December 31, 2021 and 2020 were $8.0 million and $6.9 million, respectively.
Paycheck Protection Program Loans
On May 1, 2020, American Acquisition entered into a PPP Note with respect to a loan of $4,600,500 (the "First PPP Loan") from Fifth Third. The First PPP Loan was obtained pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA. The First PPP Loan had a maturity date of May 1, 2022 and interest at a rate of 1.0% per annum. On June 14, 2021, American Acquisition received notification from the SBA that the First PPP Loan principal and related interest has been forgiven.
On February 7, 2021, American Acquisition entered into the Second PPP Loan from Fifth Third. The Second PPP Loan was obtained pursuant to the SBA’s Paycheck Protection Program Second Draw Loans under the SB Act and is subject to the terms and conditions of the SB Act, the CARES Act and related legislation and regulations. The Company was eligible for the Second PPP Loan because its equity securities were not a National Markets System stock traded on a national securities exchange as defined by Section 6 of the Securities Exchange Act. The Second PPP Loan had a maturity date of February 7, 2026 and interest at a rate of 1.0% per annum. On December 10, 2021, American Acquisition received notification from the SBA that the Second PPP Loan principal and related interest has been forgiven.
Credit Agreement
On September 1, 2021, the Company and certain Borrowers, entered into the Credit Agreement, with the Agent and the Lenders, pursuant to which the Lenders made available to the Borrowers an aggregate principal amount of up to $3,000,000 Term Loans. The Credit Agreement provides for an initial advance of $2 million in Term Loans and up to $1 million of additional Delayed Draws within 18 months of closing, in each case, subject to the satisfaction of waiver of certain funding conditions and the other terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the Note Restructuring. Interest will accrue on the funded Term Loans at 12% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14% per annum and will be payable only in cash. The term of the term loan facility is 24 months. In October 2021, and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans and, in March 2022, the Lenders advanced $1 million of delayed draws under the Term Loans, in each case despite the fact that not all of the funding conditions had been met.
As a set-up fee for the term loan facility, 2,750,000 ordinary voting common shares of the Company were issued to the Lenders upon execution of the agreement, and an additional 2,500,000 ordinary voting common shares were issued to the Lenders in March 2022, in connection with the Delayed Draws. The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary shares at the same rate.

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
The Credit Agreement requires the satisfaction or waiver of certain funding conditions and that the Borrower comply with customary affirmative and negative covenants, including covenants governing and restricting indebtedness, liens, investments, sales of assets, distributions, and fundamental changes in the Borrowers’ organizational structure and line of business and maintaining certain levels of liquidity. The obligation of the Lenders to make any of the Term Loans is conditioned upon the grant to the Agent, on behalf of the Lenders, of a first priority perfected security interest in collateral consisting of substantially all of the assets of the Borrowers to secure the payment in full of the Term Loans and all other obligations under the Credit Agreement and related loan documentation. The collateral will include pledges of the equity of the Company’s direct and indirect subsidiaries American Acquisition, AGMI, Anchor Holdings Group, Inc., and UBI. Upon payment in full of the Term Loans, the Company will have no further obligations to the Agent and the Lenders under the Credit Agreement and other related loan documentation other than the obligation to register the ordinary shares issued pursuant to the Credit Agreement, and the security interests granted by the Borrowers in favor of the Agent, on behalf of the Lenders, will terminate.
For year end 2021, Management engaged an independent third-party valuation firm which determined the fair value of the Credit Agreement conversion option using Black-Scholes modeling. The fair value of the liability portion was determined to be $367,000 and was deducted from the $500,000 initial draw amount. The balance, or $133,000, was allocated to equity. The equity component of the Credit Agreement will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company recorded a non-cash set-up fee related to the Credit Agreement totaling $935,000, which was the fair value of the shares issued for the Credit Agreement. As a result of not drawing against the Credit Agreement during Q3 2021, this non-cash set-up fee was recorded as an asset in the Company’s consolidated statements of financial position during Q3 2021 and was being amortized on a straight-line basis over the contractual term of the access period. On October 2, 2021, an initial $500,000 was drawn against the Credit Agreement, and, as a result a portion of the non-cash set-up fee, or $165,000, was reclassified from the asset to a liability as debt discount and $59,000 of the non-cash set-up fee was allocated to equity. The debt discount and the amount allocated to equity are amortized to interest expense over the term of the Credit Agreement using the straight line method.

Liability and Equity Components of Credit Agreement
($ in ‘000s)	As of December 31, 2021
Liability component:
Principal amount	$367
Unamortized debt discount	(143)
Net carrying amount	$224

Carrying amount of equity component	$81

During the first quarter of 2022, the Lenders advanced the remaining $1.5 million and $1.0 million of additional draw amounts.
Interest Expense
Interest expense on notes payable was $2.2 million and $2.3 million in 2021 and 2020, respectively.

Notes Payable Outstanding
($ in ‘000s)	As of December 31,
	2021	2020
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
1.0% PPP Loan due May 1, 2022	—	4,601
12.0% Credit Agreement, net of discount, due August 31, 2023	224	—
5.0% Mortgage due November 10, 2026	7,950	6,863
Total outstanding borrowings	33,174	36,464
Unamortized issuance costs	(72)	(296)
Total notes payable	$33,102	$36,168

15. Deconsolidation and Discontinued Operations
Deconsolidation
As part of the deconsolidation of the ASI Pool Companies during 2019, notes receivable from the estates of the ASI Pool Companies with outstanding principal and accrued interest balances of $18.0 million are now presented on the Consolidated Statements of Financial Position. On May 1, 2015, American Acquisition entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and require prior written approval for the payment of interest and/or the reduction in principal. These Surplus Notes could be used at some point to offset future amounts payable related to income tax settlements and various other intercompany settlements to the estates of the ASI Pool Companies.
Effective October 1, 2021, Atlas no longer has statutory responsibility or authority over the financial activities of Global Liberty while still maintaining their indirect ownership of Global Liberty. The Company recognized a gain of $126,000 relating to the deconsolidation for the year ended December 31, 2021. The financial results of Global Liberty are included in the consolidated statements of operations as a discontinued operation through the October 1, 2021 disposal date. There was no re-measurement of any retained interest since no future value was assigned to Global Liberty as a result of the liquidation.
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty was held for sale and thus classified as a discontinued operation until October 2021 and the results of Global Liberty’s operations are reported separately for all periods presented. Global Liberty was not sold within the one year guidance as set forth by ASC 205-20-45-1E(d) to continue classifying Global Liberty as a discontinued operation. However, due to the confluence of events and circumstances beyond the Company’s control, ASC 205-20-45-1G(c) provides for an exception to the one year guidance which the Company believes fits its situation. As a result of the Company applying the exception guidance, Global Liberty remained as a discontinued operation through September 30, 2021. Global Liberty was placed into liquidation by the New York Department of Financial Services in October 2021 and, as a result, it has been deconsolidated from this reporting beginning October 2021.

Summary financial information for Global Liberty included in income from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2021 and 2020 is presented below:

Income From Discontinued Operations
($ in ‘000s)	Period through	Year ended
	September 30,	December 31,
	2021	2020
Net premiums earned	$7,765	$13,908
Net investment loss	(106)	(102)
Net realized gains (losses)	155	(1,411)
Other income	7	—
Total revenue	7,821	12,395
Net claims incurred	5,980	689
Acquisition costs	(280)	6,875
Other underwriting expenses	1,956	5,117
Interest income	—	(2)
Total expenses	7,656	12,679
Income (loss) from operations before income taxes	165	(284)
Income tax benefit	—	(522)
Net income	$165	$238

Statements of Comprehensive Income (Loss)
Net income	$165	$238

Other comprehensive (loss) income:
Changes in net unrealized investment gains	(21)	161
Reclassification to net (loss)	(175)	(155)
Other comprehensive (loss) income	(196)	6
Total comprehensive (loss) income	$(31)	$244

The assets and liabilities of Global Liberty are presented as held for sale in the consolidated statements of financial position at December 31, 2020, however, due to the deconsolidation as of October 1, 2021, Global Liberty’s assets and liabilities will no longer be included in the consolidated financial statements:

($ in ‘000s)
December 31, 2020
Assets
Investments
Fixed income securities, available for sale, at fair value (amortized cost $0 and $4,315)	$4,544
Other investments	1,319
Total investments	5,863
Cash and cash equivalents	3,029
Accrued investment income	29
Reinsurance recoverables on amounts paid	581
Reinsurance recoverables on amounts unpaid	31,958
Prepaid reinsurance premiums	9,739
Deferred policy acquisition costs	637
Other assets	2,049
Total assets	$53,885

Liabilities
Claims liabilities	$38,499
Unearned premium reserves	14,545
Due to reinsurers	10
Other liabilities and accrued expenses	7,353
Total liabilities	$60,407

16. Going Concern
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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) the $25 million of the Notes maturing on April 26, 2022, (3) recurring operating losses for fiscal periods through December 31, 2021, (4) the Company’s negative equity, and (5) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date the fiscal year 2021 consolidated financial statements are issued.
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
There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the Company’s previously mentioned mitigating actions, we have therefore concluded there is substantial doubt about our ability to continue as a going concern through or beyond March 2023.
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
For more information on the Senior Unsecured Notes, see Note 14 and for more information relating to recent developments regarding the restructuring of the Senior Unsecured Notes, see Note 17.
17. Subsequent Events
On January 4, 2022, the Company filed a petition and summons for direction in the Cayman Court regarding the Scheme proposed by the Company related to the Note Restructuring. Pursuant to the summons for directions, the Company sought the Convening Order for the convening of the Scheme Meeting. At the Scheme Meeting, holders of 91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of the Sanction Order. Effective as of February 28, 2022, the Company entered into an amendment of the RSA with the requisite majority of Supporting Noteholders to extend the date by which the Note Restructuring must be completed (so-called the Scheme Longstop Date under the RSA) to April 15, 2022.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled the Recognition Hearing. The Recognition Hearing was held on March 30, 2022, and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order is effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA. For more information on the Note Restructuring and the RSA, see Note 14.
On March 25, 2022, the Company amended the Credit Agreement with the Lenders to increase the number of ordinary common shares the Company would be required to issue in connection with a Delayed Draw and the Lenders subsequently advanced $1 million of Delayed Draws under the Term Loans. For more information on the Credit Agreement and the Term Loans, see Note 14.
On March 30, 2022, the Compensation Committee of the Board of Directors of the Company approved the 2022 compensation for its directors, officers and senior managers. For more information, see “Part II, Item 9B, Other Information”.

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
Based on management’s evaluation as of December 31, 2021, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a failure to timely file a Current Report on Form 8-K during the third quarter of 2021 as discussed below in connection with our internal control over SEC filing procedures.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
On March 25, 2022, the Company amended the Credit Agreement with the Lenders to increase the number of ordinary common shares the Company would be required to issue in connection with a Delayed Draw and the Lenders subsequently advanced $1 million of Delayed Draws under the Term Loans. For more information on the Credit Agreement and the Term Loans, see Note 14.
The foregoing description of the amendment to Credit Agreement is not complete and is subject to and qualified in its entirety by reference to the copy of the Amendment No. 2 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated as of March 25, 2022, attached as Exhibit 10.36, to this Annual Report on Form 10-K and incorporated herein by reference.
On March 30, 2022, the Compensation Committee of the Board of Directors of the Company approved the 2022 compensation for its directors, officers and senior managers. The Company’s CEO, COO, CFO and VP Underwriting & Product Development will reduce their cash salary by 20% for the remainder of the calendar year and will forfeit their options in connection with the structuring of new compensation arrangements which include cash bonuses upon the achievement of certain performance metrics, which will allow executives to earn performance-based compensation.
During 2022, this reduction equals an annual savings for the Company of $271,000 in compensation costs compared to 2021 salaries. In exchange for reducing their cash compensation, these executives will receive fully vested common stock awards pursuant to the schedule below, which, at the Company’s stock price as of March 30, 2022, represents approximately fifty percent of the dollar amount of salary reduction. Shares in treasury will be used to fund these awards and no shares shall be issued under the Plan to these executives in connection with this 2022 compensation.

Officer Stock Grant	Shares	Current Value	Stock Price
VP Underwriting & Product Development	51,855	$26,446	$0.51
CFO	57,512	$29,331	$0.51
COO	61,283	$31,255	$0.51
CEO	84,854	$43,276	$0.51
At such time as AGMI’s operations are cash flow positive on a monthly run-rate basis, each executive’s salary will be increased from 80% of 2021 salary to 90% of 2021 salary. At such time as AGMI’s operations are cash flow positive on a year-to-date basis, each executive’s salary will be increased from 90% of 2021 salary to 100% of 2021 salary. If the Company achieves certain liquidity milestones in 2022, the amount of reduced salary for each executive will be paid in cash or fully vested stock awards (as determined by the Company), if available for issuance under the Company’s 2013 Equity Incentive Plan (the “Plan”) (subject to confirmation that there are sufficient registered shares, or sufficient shares that will be registered within appropriate parameters), at the executive’s discretion.
The 2022 compensation includes incentive compensation subject to the Company having adequate availability of cash and/or equity.
The foregoing description of the 2022 executive compensation is not complete and is subject to and qualified in its entirety by reference to the summary of the executive compensation and incentive compensation attached as Exhibit 10.37, to this Annual Report on Form 10-K and incorporated herein by reference. All grants to be made pursuant to the Plan as previously approved by shareholders, and the description set forth herein is qualified in its entirety by the terms of such Plan.

In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, the Recognition Hearing was held on March 30, 2022 and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring and any appeal period with respect to the Scheme in the Cayman Islands has expired. The Recognition and Enforcement Order is effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA. Although it is likely that the Note Restructuring will be effectuated given the Bankruptcy Court’s entry of the Recognition and Enforcement Order, there can be no assurance that the Note Restructuring contemplated by the RSA will be implemented or that its terms will not change. The Recognition and Enforcement Order is filed as Exhibit 2.3 to this Annual Report. The description of the Recognition and Enforcement Order does not purport to be complete and is qualified in its entirety by reference to the Recognition and Enforcement Order filed herewith as an exhibit to this Annual Report. For more information on the Note Restructuring and the RSA, see “Part II, Item 8, Note 14, Notes Payable,” in the Notes to Consolidated Financial Statements.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to, and will be contained in, our 2022 Proxy Statement, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and thus this item has been omitted in accordance with General Instruction G(3) to Form 10-K

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to, and will be contained in, our 2022 Proxy Statement, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and thus this item has been omitted in accordance with General Instruction G(3) to Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to, and will be contained in, our 2022 Proxy Statement, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and thus this item has been omitted in accordance with General Instruction G(3) to Form 10-K

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to, and will be contained in, our 2022 Proxy Statement, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and thus this item has been omitted in accordance with General Instruction G(3) to Form 10-K

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to, and will be contained in, our 2022 Proxy Statement, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and thus this item has been omitted in accordance with General Instruction G(3) to Form 10-K

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) The following consolidated financial statements, notes thereto and related information of Atlas Financial Holdings, Inc. are included in Part II, Item 8.
•Consolidated Statements of Operations
•Consolidated Statements of Financial Position
•Consolidated Statements of Shareholders’ (Deficit) Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm
(a) (2) Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:
•All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or in the notes thereto.
(a) (3) The following is a list of the exhibits filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Exhibit	Description
2.1	Scheme Sanction Order, dated February 25, 2022
2.2	Scheme of Arrangement between Atlas Financial Holdings, Inc. and the Scheme Creditors (included in Exhibit 2.1)
2.3	Recognition and Enforcement Order, dated March 30, 2022
3.1	Memorandum of Association of Atlas Financial Holdings, Inc. dated December 24, 2010 (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
3.2
Special Resolution amending Article Six of the Amended and Restated Memorandum of Association, filed with the Registrar of Companies in the Cayman Islands on January 29, 2013 (incorporated by reference from our current report on Form 8-K filed January 30, 2013)

3.3	Memorandum of Association of Atlas Financial Holdings, Inc., as amended on July 12, 2021
4.1(1)	Specimen Ordinary Share Certificate
4.2(1)	Specimen Warrant Agreement
4.3	Articles of Association of Atlas Financial Holdings, Inc., dated December 24, 2010 (included in Exhibit 3.1 hereto)
4.4	Special Resolution amending Articles 124 and 125(e) of the Articles of Association (incorporated by reference from our registration statement on Form S-3 file November 30, 2017)
4.5	Form of Subordinated Indenture (incorporated by reference from our registration statement on Form S-3 filed April 25, 2014)
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

10.32	Paycheck Protection Program Promissory Note dated February 7, 2021, between American Insurance Acquisition Inc. and Fifth Third Bank, National Association
10.33	Restructuring Support Agreement, dated August 31, 2021, by and among Atlas Financial Holdings, Inc. and the noteholders named therein

10.34
Convertible Senior Secured Delayed-Draw Credit Agreement, dated September 1, 2021, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein**

10.35
Amendment No. 1 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated February 2, 2022 by and among Atlas Financial Holding, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein**

10.36
Amendment No. 2 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated March 25, 2022, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein**

10.37	2022 Summary Executive Compensation Arrangement*
14	Code of Business Conduct and Ethics (incorporated by reference from our general form for registration of securities on Form 10 filed March 26, 2012)
21	List of Subsidiaries
23.1	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101)
1Incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2011, filed on March 26, 2012.
2Incorporated by reference from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012.
* Management contracts and compensatory plans or agreements.
** Certain portion of this exhibit (indicated by “[****]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS FINANCIAL HOLDINGS, INC. (Registrant)
/s/ Paul A. Romano
By: Paul A. Romano Vice President and Chief Financial Officer (Principal Accounting Officer)
March 31, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Wollney	Chairman, President, and Chief Executive Officer	March 31, 2022
Scott D. Wollney
/s/ Paul A. Romano	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 31, 2022
Paul A. Romano
/s/ Ronald E. Konezny	Director	March 31, 2022
Ronald E. Konezny
/s/ Jordan M. Kupinsky	Director	March 31, 2022
Jordan M. Kupinsky
/s/ Kurt Lageschulte	Director	March 31, 2022
Kurt Lageschulte