Form 10-Q
period 2022-03-31
Atlas Financial Holdings, Inc.
filed 2022-05-23
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
March 31, 2022	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 17,552,839 shares of the registrant’s common stock outstanding as of May 20, 2022, all of which are ordinary voting common shares. There are no restricted voting common shares outstanding. Of the registrant’s ordinary voting common shares outstanding, 15,797,280 shares as of May 20, 2022 were held by non-affiliates of the registrant.
For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2022

Part I. Financial Information
Item 1. Financial Statements
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	March 31, 2022	December 31, 2021
Assets	(unaudited)
Cash and cash equivalents	$615	$2,274
Restricted cash	2,740	3,637
Premiums receivable (net of allowance of $225 and $225)	11,068	11,397
Intangible assets, net	953	983
Property and equipment, net	2,149	2,503
Right-of-use asset	32	237
Notes receivable	18,017	18,017
Credit facility fee, net	—	584
Other assets	1,141	1,053
Assets held for sale	7,500	7,500
Total assets	$44,215	$48,185
Liabilities
Premiums payable	$12,701	$13,593
Lease liability	32	224
Due to deconsolidated affiliates	19,091	19,957
Notes payable, net	33,763	33,102
Other liabilities and accrued expenses	6,824	6,811
Total liabilities	$72,411	$73,687
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 800,000,001 shares authorized, shares issued: March 31, 2022 - 17,552,839 and December 31, 2021 - 15,052,839; shares outstanding: March 31, 2022 - 17,297,334 and December 31, 2021 - 14,797,334	$53	$45
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: March 31, 2022 and December 31, 2021 - 0	—	—
Additional paid-in capital	84,535	83,086
Treasury stock, at cost: 255,505 shares of ordinary voting common shares at March 31, 2022 and December 31, 2021, respectively	(3,000)	(3,000)
Retained deficit	(109,784)	(105,633)
Accumulated other comprehensive income, net of tax	—	—
Total shareholders' deficit	$(28,196)	$(25,502)
Total liabilities and shareholders' deficit	$44,215	$48,185

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended March 31,
	2022	2021
	(unaudited)
Commission income	$833	$1,693
Net realized gains	1	12
Other income	752	636
Total revenue	1,586	2,341
Acquisition costs	579	894
Other underwriting expenses	4,527	3,482
Amortization of intangible assets	30	98
Interest expense, net	601	569
Total expenses	5,737	5,043
Loss from operations before income taxes	(4,151)	(2,702)
Income tax benefit	—	—
Loss from continuing operations	(4,151)	(2,702)
Income from discontinued operations, net of tax	—	152
Net loss	$(4,151)	$(2,550)

Basic net income (loss) per share attributable to common shareholders
Continuing operations	$(0.28)	$(0.22)
Discontinued operations	—	0.01
Net loss	$(0.28)	$(0.21)
Diluted net income (loss) per share attributable to common shareholders
Continuing operations	$(0.28)	$(0.22)
Discontinued operations	—	0.01
Net loss	$(0.28)	$(0.21)
Basic weighted average common shares outstanding	14,964,001	12,023,655
Diluted weighted average common shares outstanding	14,964,001	12,023,655

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(4,151)	$(2,550)

Other comprehensive loss:
Changes in net unrealized investment losses	—	(13)
Reclassification to net loss	—	(158)
Other comprehensive loss	—	(171)
Total comprehensive loss	$(4,151)	$(2,721)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Net loss	—	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	(171)	(171)
Share-based compensation	—	—	10	—	—	—	10
Balance March 31, 2021 (unaudited)	37	—	81,850	(3,000)	(102,749)	259	(23,603)

Balance December 31, 2021	$45	$—	$83,086	$(3,000)	$(105,633)	$—	$(25,502)
Net loss	—	—	—	—	(4,151)	—	(4,151)
Shares issued on Credit Agreement	8	—	1,067	—	—	—	1,075
Equity component of Credit Agreement	—	—	352	—	—	—	352
Share-based compensation	—	—	30	—	—	—	30
Balance March 31, 2022 (unaudited)	53	—	84,535	(3,000)	(109,784)	—	(28,196)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Three months ended March 31,
	2022	2021
	(unaudited)
Operating activities:
Net loss	$(4,151)	$(2,550)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income from discontinued operations, net of taxes	—	(152)
Depreciation and amortization	354	684
Share-based compensation expense	30	10
Amortization of intangible assets	30	98
Net realized gains	(1)	(12)
Amortization of financing costs	185	56
Net changes in operating assets and liabilities:
Premiums receivable, net	329	(444)
Other assets	(88)	(383)
Premiums payable	(892)	(1,461)
Due to deconsolidated affiliates	(866)	(78)
Other liabilities and accrued expenses	13	(1,271)
Net cash flows used in operating activities - continuing operations	(5,057)	(5,503)
Net cash flows used in operating activities - discontinued operations	—	(494)
Net cash flows used in operating activities	(5,057)	(5,997)
Investing activities:
Proceeds from sale of:
Property, equipment and other	1	12
Net cash flows provided by investing activities - continuing operations	1	12
Net cash flows provided by investing activities - discontinued operations	—	2,705
Net cash flows provided by investing activities	1	2,717
Financing activities:
Proceeds from notes payable	2,500	2,000
Repayment of notes payable	—	(195)
Net cash flows provided by financing activities - continuing operations	2,500	1,805
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	2,500	1,805

Net change in cash and cash equivalents and restricted cash - continuing operations	(2,556)	(3,686)

Cash and cash equivalents and restricted cash, beginning of period	5,911	13,554
Less: cash and cash equivalents of discontinued operations - beginning of period	—	3,029
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	5,911	10,525
Cash and cash equivalents and restricted cash of continuing operations, end of period	$3,355	$6,839

Supplemental disclosure of cash information:
Cash paid for:
Income taxes	$—	$—
Interest	—	499
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
Atlas’ business is carried out through its subsidiaries: AGMI, UBI Holdings Inc. (“UBI Holdings”) and UBI Holdings’ wholly-owned subsidiaries, optOn Digital IP Inc. (“OOIP”) and optOn Insurance Agency Inc. (“optOn” and together with OOIP and UBI Holdings, “UBI”).
Prior to a strategic transition, our core business was the underwriting and risk bearing of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and Gateway Insurance Company (“Gateway” and together with American Country and American Service, the “ASI Pool Companies”) and Global Liberty Insurance Company of New York (“Global Liberty” and together with the ASI Pool Companies, our “Insurance Subsidiaries”), along with our wholly owned MGA, AGMI. The ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and were subsequently placed into liquidation and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty was held for sale and thus classified as a discontinued operation from October 1, 2019 through September 30, 2021. Global Liberty was placed into liquidation by the New York Department of Financial Services in October 2021 and, as a result, it has been deconsolidated from our consolidated financial statements beginning October 2021.
Atlas’ ordinary common shares are listed on the OTC Markets system under the symbol “AFHIQ” and is expected to return to “AFHIF” in the near future.
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
The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full calendar year.
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with Atlas’ Annual Report on Form 10-K for the year ended December 31, 2021, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. Atlas has consistently applied the same accounting policies throughout all periods presented.

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
Revenue Recognition
Revenues from contracts with customers include both commission and fee income. The recognition and measurement of revenue is based on the assessments of individual contract terms. As an MGA, AGMI has contracts with various insurance carrier partners to write premiums for specific programs which determines AGMI’s commission income revenue. Each contract specifies what our performance obligations are as an MGA and what determines our commission income revenue, generally gross written premiums, net of cancellations and refunds, multiplied by an MGA commission percentage. Under these contracts there are a number of performance obligations; however, it is the bundle of these services and not a single obligation that results in the performance of the MGA under the contracts. The Company considers these performance obligations as a non-bifurcated bundle of services where the performance obligations are satisfied simultaneous to the point in time where AGMI issues a policy, or cancels a policy to an insured. The commission rate stated in the individual contract is the standalone selling price of these non-bifurcated services, which is allocated to the service bundle and not to any individual obligation under the various contracts.
Seasonality
Our insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st, March 1st and July 1st are common taxi cab renewal dates in jurisdictions that our companies have written business historically.
Operating Segments
The Company operates in one business segment, the Managing General Agency segment.
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the three months ended March 31, 2022, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2021, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to April 1, 2022 have been adopted by the Company.
3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
As of March 31, 2022
Trade name and trademark	15 years	$1,800	$847	$—	$953

As of December 31, 2021
Trade name and trademark	15 years	$1,800	$817	$—	$983
Customer relationship	10 years	2,700	1,770	930	—
		$4,500	$2,587	$930	$983

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended March 31,
	2022	2021
Basic
Loss from continuing operations before income taxes	$(4,151)	$(2,702)
Income tax expense	—	—
Net loss attributable to common shareholders from continuing operations	$(4,151)	$(2,702)
Basic weighted average common shares outstanding	14,964,001	12,023,655
Loss per common share basic from continuing operations	$(0.28)	$(0.22)

Diluted
Basic weighted average common shares outstanding	14,964,001	12,023,655
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	14,964,001	12,023,655
Loss per common share diluted from continuing operations	$(0.28)	$(0.22)
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative restricted stock units (“RSUs”). Earnings per common share diluted is computed by dividing net loss by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method. Atlas’ potential dilutive ordinary voting common shares consists of outstanding stock options to purchase ordinary voting common shares and warrants to purchase 2,387,368 ordinary voting common shares of Atlas for $0.69 per share (as indicated in the 13G filing by American Financial Group, Inc. dated January 20, 2022).
The outstanding principal balance of the Term Loans (as defined herein) under the Credit Agreement (as defined herein) can be converted at any time into ordinary voting common shares, at the applicable Lender’s (as defined herein) discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ (as defined herein) discretion be paid in cash or converted into ordinary voting common shares at the same rate. As of May 10, 2022, no such conversion has taken place.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three months ended March 31, 2022 and 2021, all exercisable stock options, warrants and Credit Agreement were deemed to be anti-dilutive.
5. Contracts with Customers
The revenue included as commission income was $833,000 and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the condensed consolidated statements of financial position, as of March 31, 2022 and December 31, 2021:

Components of Commission Receivables
($ in ‘000s)	March 31, 2022	December 31, 2021
Commission receivable, beginning of period	$2,551	$2,577
Commission revenue	833	5,923
Net change in cash received	(994)	(5,949)
Commission receivable, end of period	$2,390	$2,551

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended March 31,
	2022		2021
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(872)	21.0%	$(568)	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	588	(14.2)	560	(20.7)
Nondeductible expenses	—	—	1	—
Stock compensation	284	(6.8)	7	(0.3)
Provision for income taxes for continuing operations	$—	—%	$—	—%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2022		2021
	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$—	—%	$32	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—	(32)	(21.0)
Provision for income taxes for discontinued operations	$—	—%	$—	—%

Components of Income Tax Benefit - Continuing Operations
($ in ‘000s)	Three months ended March 31,
	2022	2021
Current tax expense	$—	$—

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended March 31,
	2022	2021
Current tax expense	$—	$—

During 2013 and 2019, due to shareholder activity, “triggering events” as determined under Internal Revenue Code (“IRC”) Section 382 may have occurred. As a result, under IRC Section 382, the use of the Company’s net operating loss (“NOL”) and other carryforwards generated prior to the “triggering events” may be subject to a yearly limitation as a result of this “ownership change” for tax purposes, which is defined as a cumulative change of more than 50% during any three-year period by shareholders owning 5% or greater portions of the Company’s shares. Due to the mechanics of the Section 382 calculation when there are multiple triggering events, the Company’s losses will generally be limited based on the thresholds of the 2019 triggering event. The Company has established a valuation allowance against the NOLs that will expire unused as a result of the yearly limitation.

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	March 31, 2022	December 31, 2021
Gross deferred tax assets:
Losses carried forward	$7,581	$6,657
Investment in affiliates	28,250	28,250
Bad debts	47	47
Fixed assets	445	437
Stock compensation	43	320
Other	795	670
Valuation allowance	(36,482)	(35,894)
Total gross deferred tax assets	679	487

Gross deferred tax liabilities:
Intangible assets	200	206
Other	479	281
Total gross deferred tax liabilities	679	487
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of March 31, 2022 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	12,085
2018	Indefinite	8,245
2019	Indefinite	5,241
2020	Indefinite	4,687
2021	Indefinite	1,372
2022	Indefinite	4,398
Total		$36,100

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $36.5 million and $35.9 million for its gross future deferred tax assets as of March 31, 2022 and December 31, 2021, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest expense and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three months ended March 31, 2022 and 2021. Tax year 2018 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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
8. Property and Equipment

Property and Equipment Held
($ in ‘000s)	March 31, 2022	December 31, 2021
Buildings[1]	$—	$—
Land[1]	—	—
Building improvements[1]	—	—
Leasehold improvements	39	39
Internal use software	12,795	12,795
Computer equipment	1,839	1,842
Furniture and other office equipment	1,086	1,086
Total	$15,759	$15,762
Accumulated depreciation and amortization	(13,610)	(13,259)
Total property and equipment, net	$2,149	$2,503

1 Held for sale
Depreciation expense and amortization from continuing operations was $354,000 and $684,000 for the three months ended March 31, 2022 and 2021, respectively. For the year ended December 31, 2021, depreciation expense and amortization from continuing operations was $1.8 million.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building, pursuant to a lease agreement with American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas. Rental income related to this lease agreement was $123,000 and $119,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense related to the building and its improvements was $0 and $284,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease in depreciation expense for the corporate headquarters is a result of the held for sale status of the corporate headquarters.
On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived asset held and used to long-lived assets held for sale. The Company has engaged an independent third party that is actively marketing the sale of the corporate headquarters including the land, building, building improvements and contents including furniture and fixtures. The Company engaged an independent third party that performed a valuation of the corporate headquarters and determined the fair market value as $7.5 million as of March 4, 2022. The valuation of the corporate headquarters resulted in a net realized loss totaling $7.0 million for the year ended December 31, 2021.
Amortization expense recorded related to internal-use software projects in the post-implementation/operation stage was $302,000 for each of the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, the Company did not capitalize any projects in the application development stage.
Realized gains on disposals of fixed assets totaled $1,000 and $12,000 for the three months ended March 31, 2022 and 2021, respectively.
9. Share-Based Compensation
On January 6, 2011, Atlas adopted a stock option plan (“Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to eligible persons defined in the plan. In the second quarter of 2013, a new equity incentive plan (“Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the preceding Stock Option Plan. The Equity Incentive Plan is a securities based compensation plan, pursuant to which Atlas may issue restricted stock grants for ordinary voting common shares, restricted stock, stock grants for ordinary voting common shares, stock options and other forms of equity incentives to eligible persons as part of their compensation. The Equity Incentive Plan is considered an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan will continue to be governed by the terms of the Stock Option Plan. As of March 31, 2022, all outstanding stock options were issued under the Equity Incentive Plan.
Stock Options

Stock Option Activity
	Three months ended March 31,
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,197,500	$2.63	181,500	$13.51
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(290,500)	9.32	—	—
Outstanding, end of period	907,000	$0.49	181,500	$13.51

There are no stock options that are exercisable as of March 31, 2022. The stock option grants outstanding have a weighted average remaining life of 6.07 years and have a fair value of $0 as of March 31, 2022.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three months ended March 31, 2022 and 2021, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets and an additional 53,500 options were canceled due to the departure of a former officer. During the first quarter of 2022, the remaining, 181,500 option awards were canceled as a result of not meeting the annual performance targets. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense was amortized over the anticipated vesting period.
On April 22, 2021, the Company granted an aggregate of 1,016,000 options (“Options”) with an exercise price of $0.49 per common share of the Company to directors, managers, and executives pursuant to the Company’s Equity Incentive Plan. This exercise price is the average of the high bid and low asked prices on the date of the grant quoted on the OTC Bulletin Board Service. The Options granted to management vest in three equal installments, with each installment vesting on the 1st, 2nd and 3rd anniversary of the date of the grant. The Options granted to independent directors vested immediately upon the date of the grant. The Options will expire on the seventh anniversary of the date of the grant. In the event of a change of control of the Company, or should a director’s or employee’s service with the Company be terminated other than for cause or voluntary resignation, any unvested Options will immediately vest. During the first quarter of 2022, 109,000 Options were canceled because the Options were not exercised after voluntary terminations. The estimated fair values of the Options are amortized to expense over the Options’ vesting period. The Company estimated the fair value of the Options at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected risk-free interest rate	1.6%
Volatility	180.8%
Expected life (in years)	7.0

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. As of March 31, 2022, all of the RSU grants have vested.
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Three months ended March 31,
	2022		2021
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	$—	$—	$3,301	$10.22
Granted	—	—	—	—
Vested	—	—	(3,301)	0.12
Canceled	—	—	—	—
Non-vested, end of period	$—	$—	$—	$—

In accordance with Accounting Standards Codification (“ASC”) 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $30,000 and $10,000 in share-based compensation expense, including income tax expense, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was no unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares.
10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. There were no Company contributions for either of the three months ended March 31, 2022 and 2021. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas incurred no costs related to the matching portion of the ESPP for either of the three months ended March 31, 2022 and 2021. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
11. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		March 31, 2022			December 31, 2021
	Shares Authorized[1]	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	800,000,001	17,552,839	17,297,334	$53	15,052,839	14,797,334	$45
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	833,333,335	17,552,839	17,297,334	$53	15,052,839	14,797,334	$45

During the three months ended March 31, 2022, the Company issued 2,500,000 ordinary voting common shares in connection with the Delayed Draws (as defined herein) pursuant to the Credit Agreement. During the year ended December 31, 2021, the Company issued 2,804,041 ordinary voting common shares of which 2,750,000 ordinary voting common shares were issued upon execution of the Credit Agreement, as a set-up fee for the Term Loan facility, 50,740 ordinary voting common shares were issued under the near term incentive program, and 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs.
Warrants
The Schedule 13G/A filed by American Financial Group, Inc. a parent holding company, on January 20, 2022 states that as of December 31, 2021, it has sole power to vote and sole power to dispose of 2,387,368 ordinary voting common shares. These shares are represented by warrants to purchase 2,387,368 ordinary voting common shares until June 10, 2024, under a Warrant Agreement dated June 10, 2019 (the “Warrant Agreement”), at an initial exercise price of $0.69 per share, with both the number of ordinary voting common shares subject to the Warrant Agreement and the exercise price subject to adjustment as set forth in the Warrant Agreement.
Convertible Senior Secured Delayed-Draw Credit Agreement
The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary voting common shares at the same rate. As of May 20, 2022, no such conversion has taken place.
Mezzanine Equity
There were no preferred shares outstanding as of March 31, 2022 and December 31, 2021.
12. Leases
We currently lease certain equipment under non-cancelable operating lease agreements. Leases with an initial term of 12 months or less, which are immaterial to the Company, are not recorded in the condensed consolidated statement of financial position. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases to lease payments based on changes in index rates or usage, are not recorded in the condensed consolidated statements of financial position.
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of March 31, 2022 or 2021.

Lease Expense
($ in ‘000s)	Three months ended March 31,
	2022	2021
Operating leases	$167	$169
Variable lease cost	9	92
Total	$176	$261

Other Operating Lease Information
($ in ‘000s)	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$182	$261
Right-of-use assets obtained in exchange for new lease liabilities	—	—
Total	$182	$261

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of March 31, 2022
Remainder of 2022	$19
2023	15
Total lease payments	$34
Impact of discounting	(2)
Operating lease liability	$32

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of March 31, 2022
Lease right-of-use asset	Right-of-use asset	$32

Weighted-average remaining lease term		1.3 years
Weighted-average discount rate		6.0%

13. Related Party Transactions
As of March 31, 2022, a member of the administrative agent for the Credit Agreement was a member of the Company’s Board of Directors. However, as of April 22, 2022, such director resigned from the Board. For more information on the Credit Agreement, see Note 14.

14. Notes Payable
Senior Unsecured Notes
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes (the “Notes”) and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses. The Notes were issued under an indenture and supplemental indenture that contained covenants that, among other things, limited: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
Interest on the Notes was payable quarterly on each January 26, April 26, July 26 and October 26. Pursuant to the supplemental indenture, Atlas could have, at its option, beginning with the interest payment date of April 26, 2020, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. The Notes ranked senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The Notes ranked equally in right of payment to all of Atlas’ existing and future senior indebtedness, but were effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the Notes were structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries.
On August 31, 2021, the Company entered into a Restructuring Support Agreement (the “RSA”) with holders of approximately 48% of the aggregate principal amount of the Notes, and subsequently holders of approximately an additional 9.0% of the aggregate principal amount of the Notes acceded to the RSA for a total of approximately 57% (collectively, the “Supporting Noteholders”). Effective as of February 22, 2022, the Company entered into an amendment of the RSA with the requisite majority of Supporting Noteholders to extend the date by which the Note Restructuring must be completed to April 15, 2022. The RSA memorialized the agreed-upon terms for a restructuring of the Notes (the “Note Restructuring”). The RSA contemplated that the Note Restructuring would be effectuated through (i) the Scheme and (ii) a recognition proceeding with respect to the Scheme pursuant to chapter 15 of title 11 of the United States Code.
On January 4, 2022, the Company filed a petition and summons for direction (the “Cayman Proceeding”) in the Grand Court of the Cayman Islands (the “Cayman Court”) regarding a scheme of arrangement pursuant to section 86 of Part IV of the Companies Act (2021 Revision) of the Cayman Islands (the “Scheme”) proposed by the Company related to the restructuring of the Company’s indebtedness under the Notes (the “Note Restructuring”). Pursuant to the summons for directions, the Company sought an order (the “Convening Order”) for the convening of a single meeting of a class of creditors affected by the Scheme (the “Scheme Meeting”). At the Scheme Meeting, the resolution was put forward that “...the Scheme of Arrangement, a copy of which has been tabled at this Scheme Meeting, be approved subject to any modification, addition or condition which the Grand Court of the Cayman Islands may this to fit or impose which would not directly or indirectly have a material adverse effect on the rights of the Scheme Creditors.” The aforementioned resolution was passed with an overwhelming majority: holders of 91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of a sanction order (the “Sanction Order”). The Sanction Order was filed with and accepted by the Registrar of Companies, as required by the Cayman Court.

On March 4, 2022, the Company filed a petition under chapter 15 of the United States Bankruptcy Code (the “Recognition Petition”), seeking that the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) enter an order recognizing the Cayman Proceeding as the foreign main or foreign nonmain proceeding and enforcing the Scheme within the territorial jurisdiction of the United States (the “Recognition and Enforcement Order”). On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled a hearing before the Bankruptcy Court for March 30, 2022 (the “Recognition Hearing”), and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order was effective immediately and enforceable upon entry, authorizing the Company take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA.
Pursuant to the terms of the Note Restructuring, on April 14, 2022, the Restructuring Effective Date (as defined in the RSA) occurred, and the Company canceled the Notes and exchanged the Notes for the Company’s 6.625%/7.25% Senior Unsecured PIK Toggle Notes due 2027 (the “New Notes”). The New Notes have an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind (“PIK”). As a result of the PIK feature, the New Notes were issued in denominations of $1 and each holder of a Note received, for each Note exchanged, New Notes in an aggregate principal amount equal to $25 plus the accrued but unpaid interest related to the exchanged Note. The terms of the New Notes are governed by an indenture, dated as of April 26, 2017 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee, as supplemented by a First Supplemental Indenture thereto, dated as of April 26, 2017 (the “First Supplemental Indenture”), and a Second Supplemental Indenture thereto, dated as of April 14, 2022 (the Second Supplemental Indenture”), between the Company and the Trustee. The Company intends to utilize the extended maturity of the New Notes to execute on its technology and analytics driven MGA strategy, with the objective of creating value for all stakeholders. The New Notes were issued in reliance on the exemption to registration provided by section 1145 of the Bankruptcy Code, except with respect to those New Notes issued to an “underwriter” as defined in section 2(a)(11) of the Securities Act under section 1145(b) of the Bankruptcy Code that will be subject to certain restrictions upon resale, and the authorization of the Bankruptcy Court pursuant to the Recognition and Enforcement Order; however, the Company intends to use its best efforts to seek registration of the New Notes following the Note Restructuring subject to any applicable rules or restrictions that may apply.
Interest on the New Notes is payable quarterly on each January 27, April 27, July 27 and October 27. Pursuant to the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, Atlas may, beginning on April 14, 2025, or at any time thereafter, redeem the New Notes, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Additionally, pursuant to the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, Atlas may, on any interest payment date, redeem the New Notes, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed in an amount not to exceed the excess of the outstanding principal amount of the New Notes as of such interest payment date (including, if applicable, any PIK interest accrued as of such interest payment date) over the original par amount of the New Notes outstanding on such interest payment date. For the avoidance of doubt, the amount which may be redeemed pursuant to the foregoing sentence shall not exceed the amount attributable to PIK Interest added to the principal amount of the then-outstanding New Notes. The New Notes will rank senior in right of payment to any of Atlas’ existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the senior unsecured notes. The New Notes rank equally in right of payment to all of Atlas’ existing and future senior indebtedness, but are effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the New Notes are structurally subordinated to the indebtedness and other obligations of Atlas’ subsidiaries.
Mortgage
On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage is secured by the Company’s headquarters and was previously eliminated in consolidation. The mortgage balances payable at each of March 31, 2022 and December 31, 2021 were $8.0 million. The Company is evaluating alternatives to expedite the sale of the Company’s headquarters, which as disclosed in Note 8, as of the date of this report is currently held at the Company’s best estimate of fair value of $7.5 million, which may include a disposition without any financial benefit or incremental liability to the Company other than the elimination of ongoing building related operational expenses, some of which have been deferred.

Paycheck Protection Program Loans
On May 1, 2020, American Acquisition entered into a Paycheck Protection Program Promissory Note (a "PPP Note") with respect to a loan of $4,600,500 (the "First PPP Loan") from Fifth Third Bank, National Association (“Fifth Third”). The First PPP Loan was obtained pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The First PPP Loan had a maturity date of May 1, 2022 and interest at a rate of 1.0% per annum. On June 14, 2021, American Acquisition received notification from the SBA that the First PPP Loan principal and related interest has been forgiven.
On February 7, 2021, American Acquisition entered into a PPP Note with respect to a loan of $2,000,000 (the “Second PPP Loan”) from Fifth Third. The Second PPP Loan was obtained pursuant to the SBA’s Paycheck Protection Program Second Draw Loans under the Small Business Act (“SB Act”) and is subject to the terms and conditions of the SB Act, the CARES Act and related legislation and regulations (collectively, the “PPP Rules”). The Company was eligible for the Second PPP Loan because our equity securities are not a National Markets System stock traded on a national securities exchange as defined by Section 6 of the Securities Exchange Act. The Second PPP Loan had a maturity date of February 7, 2026 and interest at a rate of 1.0% per annum. On December 10, 2021, American Acquisition received notification from the SBA that the Second PPP Loan Principal and related interest has been forgiven.
Credit Agreement
On September 1, 2021, the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Convertible Senior Secured Delayed-Draw Credit Agreement (as amended February 2, 2022 and March 25, 2022, (the “Credit Agreement”), agented by Sheridan Road Partners, LLC (in such capacity, the “Agent”), with certain Supporting Noteholders named therein as lenders (the “Lenders”), pursuant to which the Lenders made available to the Borrowers an aggregate principal amount up to $3,000,000 (the “Term Loans”). The Credit Agreement provides for an initial advance of $2 million in Term Loans and up to $1 million of additional delayed draws (the “Delayed Draws”) within 18 months of closing, in each case, subject to the satisfaction or waiver of certain funding conditions and the other terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the Note Restructuring. Interest will accrue on the funded Term Loans at 12.0% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14.0% per annum and will be payable only in cash. The term of the Term Loan facility is 24 months. In October 2021 and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans and, in March 2022, the Lenders advanced $1 million of Delayed Draws under the Term Loans, in each case despite the fact that not all of the funding conditions had been met.
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
After the Delayed Draws in March 2022, Management engaged an independent third-party valuation firm which determined the fair value of the Credit Agreement conversion option using Black-Scholes modeling. The fair value of the liability portion was determined to be $2.0 million and was deducted from the $3.0 million draw amount. The equity component of the Credit Agreement will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company has recorded a fee related to the Credit Agreement which totaled $2.0 million, which was the fair value of the shares issued for the Credit Agreement. This non-cash fee had been recorded as an asset in the Company’s condensed consolidated statements of financial position until the full amount of the draws were received by the Company. The unamortized potion of the fee was transferred to a liability and is the unamortized debt discount. The amortization is being amortized on a straight-line basis over the contractual term of the Credit Agreement. During the three months ended March 31, 2022, the Company recorded amortization totaling $117,000.

Liability and Equity Components of Credit Agreement
($ in ‘000s)	March 31, 2022
Liability component:
Principal amount	$1,999
Unamortized debt discount	(1,169)
Net carrying amount	$830

Carrying amount of equity component	$432

Interest expense on notes payable was $601,000 and $569,000 for the three months ended March 31, 2022 and 2021, respectively.

Notes Payable Outstanding
($ in ‘000s)	March 31, 2022	December 31, 2021
6.625% Senior Unsecured Notes due April 26, 2022	$25,000	$25,000
12.0% Credit Agreement, net of discount, due August 31, 2023	830	224
5.0% Mortgage due November 10, 2026	7,950	7,950
Total outstanding borrowings	33,780	33,174
Unamortized issuance costs	(17)	(72)
Total notes payable	$33,763	$33,102

15. Deconsolidation and Discontinued Operations
Deconsolidation
As part of the deconsolidation of the ASI Pool Companies during 2019, notes receivable from the estates of the ASI Pool Companies with an outstanding principal and accrued interest balances of $18.0 million are now presented on the condensed consolidated statements of financial position. On May 1, 2015, American Acquisition entered into subordinated surplus debentures (“Surplus Notes”) with the ASI Pool Companies that had a maturity date of April 30, 2020 carrying a variable interest equal to the corporate base rate as reported by the largest bank (measured in assets) with its head office located in Chicago, Illinois, in effect on the first business day of each month for the term of the Surplus Notes plus two percent per annum on the unpaid principal balance with a maximum variable interest rate for any month not to exceed the initial rate for the Surplus Notes by more than ten percent per annum. These Surplus Notes are subject to various terms and conditions as set forth by the Illinois Department of Insurance and require prior written approval for the payment of interest and/or the reduction in principal. These Surplus Notes could be used at some point to offset future amounts payable related to income tax settlements and various other intercompany settlements to the estates of the ASI Pool Companies.
Effective October 1, 2021, Atlas no longer has statutory responsibility or authority over the financial activities of Global Liberty while still maintaining their indirect ownership of Global Liberty. The financial results of Global Liberty are included in the condensed consolidated statements of operations as a discontinued operation through September 30, 2021. There was no re-measurement of any retained interest since no future value was assigned to Global Liberty as a result of the liquidation.
Discontinued Operations
During the fourth quarter of 2019, the Company began actively pursuing the potential sale of Global Liberty, and as a result, Global Liberty was held for sale and thus classified as a discontinued operation through September 30, 2021 and the results of Global Liberty’s operations are reported separately for all periods presented. Global Liberty was not sold within the one year guidance as set forth by ASC 205-20-45-1E(d) to continue classifying Global Liberty as a discontinued operation. However, due to the confluence of events and circumstances beyond the Company’s control, ASC 205-20-45-1G(c) provides for an exception to the one year guidance which the Company believes fits its situation. As a result of the Company applying the exception guidance, Global Liberty remained as a discontinued operation through September 30, 2021. Global Liberty was placed into liquidation by the New York Department of Financial Services in October 2021 and, as a result, it has been deconsolidated from this reporting beginning October 1, 2021.

Summary financial information for Global Liberty included in income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2021 is presented below:

Income from Discontinued Operations
($ in ‘000s)	Three months ended March 31,
2021
Net premiums earned	$2,598
Net investment loss	(64)
Net realized gains	145
Total revenue	2,679
Net claims incurred	883
Acquisition costs	910
Other underwriting expenses	734
Total expenses	2,527
Income from operations before income taxes	152
Income tax benefit	—
Net income	$152

Statement of Comprehensive Loss
($ in ‘000s)	Three months ended March 31,
2021
Net income	$152

Other comprehensive loss:
Changes in net unrealized investments losses	(13)
Reclassification to net income	(158)
Other comprehensive loss	(171)
Total comprehensive loss	$(19)

16. Going Concern
Under ASC 205-40 Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the condensed consolidated financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the condensed consolidated financial statements are issued.
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) the $25 million in aggregate principal amount of Notes that were scheduled to mature on April 26, 2022, which were recently exchanged for the New Notes, (3) recurring operating losses for fiscal periods through March 31, 2022, (4) the Company’s negative equity, and (5) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date of the issuance of the March 31, 2022 interim financial statements.
In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the condensed consolidated financial statements are issued. The successful restructuring and exchange of the Notes in early 2022 extended their maturity by five years and added a payment in kind feature for interest during the first two of those five years. Our future plans to mitigate the conditions above may include, without limitation, one or more of the following: (1) securing incremental capital with the objective of potentially repurchasing some or all of the New Notes at a discount to par, in the open market or otherwise, (2) securing equity or debt capital in private or public transactions, or (3) offering to exchange some or all of the New Notes for debt, equity and/or other securities or other consideration, through privately negotiated transactions or otherwise. The constraints and requirements related to the New Notes coupled with market conditions could create limitations with respect to such alternatives.
Management believes that the Company’s capital requirements will depend on many factors, including the success of the Company’s business development efforts. Through March 31, 2022, cash flow from operations was negative as business continues to recover following the COVID-19 pandemic, and the Company expects that cash flow from operations, including holding company expenses, will be negative for the balance of the year. As a result, the Company will need to rely on cash on hand and incremental sources of capital to maintain its current infrastructure and headcount. The Company has been actively pursuing numerous additional sources of capital following the successful bond exchange. Subject to the availability of additional capital, the Company is considering alternatives, including a significant reduction in the size and scope of the organization or the sale of certain assets. Management believes the Company will most likely need to raise additional capital for working capital purposes based on the current business recovery trajectory. However, there is no assurance that such financing will be available. Should a significant reduction in the Company’s operations be deemed necessary to reduce operating expenses, there can be no assurances that we will be able to benefit from a market recovery in addition to maintaining our obligations relative to existing business. The conditions described above raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the alternatives discussed above, we have therefore concluded that there is substantial doubt about our ability to continue as a going concern for the 12 month period following of the date of the issuance of the March 31, 2022 interim financial statements.
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
17. Subsequent Events
On April 14, 2022, the Restructuring Effective Date occurred, and the Company canceled the Notes and exchanged the Notes for the New Notes. The New Notes have an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind. As a result of the PIK feature, the New Notes were issued in denominations of $1 and each holder of a Note received, for each Note exchanged, New Notes in an aggregate principal amount equal to $25 plus the accrued but unpaid interest related to the exchanged Note.
The terms of the New Notes are governed by the Base Indenture, as supplemented by the First Supplemental Indenture and the Second Supplemental Indenture. For more information on the Note Restructuring and the New Notes, see “Part I, Item 1, Note 14, Notes Payable” in the Notes to Condensed Consolidated Financial Statements.
On April 14, 2022, the RSA was terminated pursuant to its terms, by virtue of the occurrence of the Restructuring Effective Date.

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
Forward-Looking Statements
In addition to the historical consolidated financial information, this report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which may include, but are not limited to, statements with respect to estimates of future expenses, revenue and profitability; trends affecting financial condition, cash flows and results of operations; the availability and terms of additional capital; dependence on key suppliers and other strategic partners; industry trends; the competitive and regulatory environment; the successful integration of acquisitions; the impact of losing one or more senior executives or failing to attract additional key personnel; and other factors referenced in this report. Factors that could cause or contribute to these differences include those discussed below and elsewhere, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The sector on which we traditionally focused was comprised of taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time TNC drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. AGMI distributes our products through a network of independent retail agents and actively wrote insurance in 35 states and the District of Columbia during 2021. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.

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
Recent Events
As previously disclosed and in connection with the cancellation of the Notes and issuance of the New Notes in exchange, on January 4, 2022, the Company commenced the Cayman Proceeding in the Cayman Court regarding the Scheme proposed by the Company related to the Note Restructuring. Pursuant to the summons for directions, the Company sought an order (the “Convening Order”) for the convening of a single meeting of a class of creditors affected by the Scheme (the “Scheme Creditors”) to consider and, if thought fit, approve, with or without modification, the Scheme (the “Scheme Meeting”). At the Scheme Meeting, the resolution was put forward that “...the Scheme of Arrangement, a copy of which has been tabled at this Scheme Meeting, be approved subject to any modification, addition or condition which the Grand Court of the Cayman Islands may think to fit or impose which would not directly or indirectly have a material adverse effect on the rights of the Scheme Creditors.” The aforementioned resolution was passed with an overwhelming majority: holders of 91.83% of the Notes in number and 99.34% par amount of those voting voted in favor of the Scheme and, on February 25, 2022, the Cayman Court sanctioned and approved the Scheme by entry of the Sanction Order. The Sanction Order was filed with and accepted by the Registrar of Companies, as required by the Cayman Court.
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled the Recognition Hearing and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order was effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the RSA.
Pursuant to the terms of the Note Restructuring, on April 14, 2022, the Restructuring Effective Date occurred, and the Company canceled the Notes and exchanged the Notes for the New Notes. The New Notes have an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind. As a result of the PIK feature, the New Notes were issued in denominations of $1 and each holder of a Note received, for each Note exchanged, New Notes in an aggregate principal amount equal to $25 plus the accrued but unpaid interest related to the exchanged Note. The Company intends to utilize the extended maturity of the New Notes to execute on its technology and analytics driven MGA strategy, with the objective of creating value for all stakeholders. The New Notes were issued in reliance on the exemption to registration provided by section 1145 of the Bankruptcy Code, except with respect to those New Notes issued to an “underwriter” as defined in section 2(a)(11) of the Securities Act under section 1145(b) of the Bankruptcy Code that will be subject to certain restrictions upon resale, and the authorization of the Bankruptcy Court pursuant to the Recognition and Enforcement Order; however, the Company intends to use its best efforts to seek registration of the New Notes following the Note Restructuring subject to any applicable rules or restrictions. The terms of the New Notes are governed by the Base Indenture, as supplemented by the First Supplemental

Indenture and the Second Supplemental Indenture. For more information on the Note Restructuring and the New Notes, see “Part I, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.

II. Operating Results
Highlights
•Commission income was $833,000 for the three months ended March 31, 2022, a decrease of 50.8% from $1.7 million for the three months ended March 31, 2021. Commission income from go-forward taxi, livery and business auto production was $829,000, an increase of 93.7% from $428,000 for the three months ended March 31, 2021.
•Total revenue was $1.6 million for the three months ended March 31, 2022, a decrease of 32.3% from $2.3 million for the three months ended March 31, 2021.
•Loss from operating activities was $4.3 million in first quarter 2022 compared to a loss from operating activities of $2.8 million in first quarter 2021.
•Net loss from continuing operations was $4.2 million, or $0.28 per common share diluted, in first quarter 2022 compared to a net loss from continuing operations of $2.7 million, or $0.22 loss per common share diluted, in first quarter 2021.
•Net income from discontinued operations was $0, or $0.00 earnings per common share diluted, in first quarter 2022 compared to net income from discontinued operations of $152,000, or $0.01 earnings per common share diluted, in first quarter 2021.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended March 31,
	2022	2021
Commission income	$833	$1,693
Underwriting expense:
Acquisition costs	579	894
Share-based compensation	30	10
Other underwriting expenses	4,527	3,570
Total underwriting expenses	5,136	4,474
Loss from operating activities, before income taxes	(4,303)	(2,781)
Interest expense, net	(601)	(569)
Realized gains and other income	753	648
Net loss before income taxes	(4,151)	(2,702)
Income tax expense	—	—
Income from discontinued operations, net of tax	—	152
Net loss	$(4,151)	$(2,550)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.28)	$(0.22)

Revenues
Our commission and fee income is derived from policies and premium produced by AGMI on behalf of unrelated strategic risk-taking insurance carrier partners. Our underwriting approach is to price our products with the objective of generating underwriting profit for the insurance companies with whom we partner. The Company’s philosophy is to prioritize the improvement in profit margin over top line growth. As with all Property & Casualty insurance businesses, the impact of price changes, other underwriting activities and market conditions is reflected in our financial results over time. Underwriting changes on our in-force policies occur as they are renewed. This cycle generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium and recognize commissions at the renewal rate.
Expenses
Acquisition costs consist principally of brokerage and agent commissions paid to our external producers.
Other underwriting expenses consist primarily of personnel related expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as share-based compensation expense) and other general operating expenses incurred primarily in connection with our MGA and holding company operations. We believe that because a portion of our personnel and other expenses are relatively fixed in nature, changes in premium writings may impact our operating scale and operating expense ratios. Commissions and other fee related revenue were earned and recognized in connection with policies managed by AGMI. Since October 1, 2019, Global Liberty has been classified as a discontinued operation and its expenses are considered as such through September 30, 2021, however, due to the liquidation of Global Liberty, it was deconsolidated from our reports beginning October 1, 2021.
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
Commission income for the three months ended March 31, 2022 totaled $833,000 compared to $1.7 million for the three months ended March 31, 2021. The decrease was mainly attributed to the following:
•$432,000 decrease in commission income related to the liquidation of Global Liberty;
•$255,000 decrease in commission income related to the return of commissions resulting from a preliminary sliding scale analysis;
•$828,000 decrease in commission income as a result of our no longer generating new paratransit business following the sale of renewal rights in November 2021; and
•$650,000 increase in commission income relating to ongoing programs.

Geographic Concentration

Gross Premiums Produced by State
($ in ‘000s)	Three months ended March 31,
	2022		2021
California	$1,893	32.5%	$1,214	13.1%
Nevada	1,464	25.1	159	1.7
Minnesota	1,462	25.1	1,441	15.6
Missouri	325	5.6	22	0.2
Illinois	271	4.7	332	3.6
Other	408	7.0	6,067	65.7
Total	$5,823	100.0%	$9,235	100.0%

Acquisition Costs
Acquisition costs for the three months ended March 31, 2022 were $579,000 compared to $894,000 for the three months ended March 31, 2021, respectively, and represent commissions paid to retail agents who sell insurance policies. The decrease in acquisition costs resulted from the decrease in production of $3.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Other Underwriting Expenses
Other underwriting expenses for the three months ended March 31, 2022 and 2021 were $4.5 million and $3.5 million, respectively. The significant variance for the three months ended March 31, 2022 compared to 2021 are attributable to the following:
•$550,000 reduction of shared services related to Global Liberty;
•$303,000 decrease in salaries and benefits related to the reduction in force;
•$30,000 increase in share-based compensation expense related to the issuance of stock options;
•$761,000 benefit elimination related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act;
•$303,000 increase in professional expenses related to the legal fees associated with the bond exchange; and
•$330,000 decrease in depreciation and amortization mainly attributed to the held for sale status of the corporate headquarters.
Interest Expense, net
On April 26, 2017, Atlas issued $25.0 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other offering expenses. Interest expense related to the senior unsecured notes was $470,000 for each of the three months ended March 31, 2022 and 2021. On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three months ended March 31, 2022 and 2021 was $92,000 and $85,000, respectively. Prior to October 1, 2021, the interest expense payments to Global Liberty had been eliminated in consolidation. On May 1, 2020, American Acquisition entered into the First PPP Loan pursuant to the CARES Act that bears interest at a rate of 1.0% per annum. Interest expense on the First PPP Loan for the three months ended March 31, 2022 and 2021 was $0 and $11,000, respectively. On February 7, 2021, American Acquisition entered into the Second PPP Loan pursuant to the PPP Rules that bears interest at a rate of 1.0% per annum. Interest expense on the Second PPP Loan for the three months ended March 31, 2022 and 2021 was $0 and $3,000, respectively. On September 1, 2021, the Company entered into the Credit Agreement that had an interest rate of 12% per annum. Interest expense related to the Credit Agreement for the three months ended March 31, 2022 totaled $39,000. For more information on the senior unsecured notes and the Credit Agreement, see “Part 1, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.

Other Income
Atlas recorded other income of $752,000 and $636,000 for the three months ended March 31, 2022 and 2021, respectively. The increase is related primarily to an increase in professional services revenue.
Income Taxes
For each of the three months ended March 31, 2022, Atlas recorded income tax benefit of $0. Atlas maintains a 100% valuation allowance on the Company’s net deferred tax assets.
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
Net Loss and Loss per Common Share
Atlas had net loss of $4.2 million and $2.6 million during the three months ended March 31, 2022 and 2021, respectively. Loss per common share diluted was $0.28 and $0.22 for the three months ended March 31, 2022 and 2021, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	March 31, 2022	December 31, 2021
Common deficit	$(28,195)	$(25,502)
Common shares:
Common shares outstanding	17,297,334	14,797,334
Restricted stock units	—	—
Total common shares	17,297,334	14,797,334
Book value per common share outstanding	$(1.63)	$(1.72)
The change to book value per common share is attributed to the combined effects of the reasons cited in the ‘Commission Income,’ ‘Acquisition Costs,’ ‘Other Underwriting Expenses,’ ‘Interest Expense, net,’ and ‘Other Income’ subsections of the ‘Operating Results’ section.
Liquidity and Capital Resources
Liquidity Management
The purpose of liquidity management is to ensure there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of Atlas’ business have been met primarily by the Credit Agreement, funds generated from operations, asset maturities and income and other returns received on securities. Cash provided from these sources is used primarily for payment of claims, commissions and general expenses. The sources and uses of cash have changed as a result of the Company’s strategic shift from a traditional insurance carrier based operation to a managing general agency.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission revenue generated by the production of insurance premiums for third party entities.
On April 26, 2017, Atlas issued $25 million of five-year 6.625% senior unsecured notes and received net proceeds of approximately $23.9 million after deducting underwriting discounts and commissions and other estimated offering expenses.
On August 31, 2021, the Company entered into the RSA with certain holders of the Notes memorializing the agreed-upon term of the Note Restructuring. Pursuant to the Note Restructuring, on April 14, 2022, the Notes were canceled and the New Notes were issued in exchange on April 14, 2022, ahead of the Notes’ scheduled maturity date of April 26, 2022. The accrued but unpaid interest on the Notes as of April 14, 2022 was capitalized and added onto the principal of the New Notes. The New Notes have a maturity date of April 27, 2027. The New Notes are unsecured, bearing an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind, with a paid-in-kind option allowing the Company to pay interest in kind of up to two years from the date the New Notes are issued. Additionally, the Company has the option to redeem the New Notes after three years at the principal amount to be redeemed as well as the option to redeem New Notes in an amount related to capitalized PIK interest on the New Notes, plus any accrued but unpaid interest, in each case, with no penalty.
The Notes were issued under the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, which collectively contain covenants that, among other things, limit: (i) the ability of Atlas to merge or consolidate, or lease, sell, assign or transfer all or substantially all of its assets; (ii) the ability of Atlas to sell or otherwise dispose of the equity securities of certain of its subsidiaries; (iii) the ability of certain of Atlas’ subsidiaries to issue equity securities; (iv) the ability of Atlas to permit certain of its subsidiaries to merge or consolidate, or lease, sell, assign or transfer all or substantially all of their respective assets; and (v) the ability of Atlas and its subsidiaries to incur debt secured by equity securities of certain of its subsidiaries.
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
For more information on the Note Restructuring and the Credit Agreement, see “Part I, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.

Summary of Cash Flows
($ in ‘000s)	Three months ended March 31,
	2022	2021
Net cash flows used in operating activities	$(5,057)	$(5,997)
Net cash flows provided by investing activities	1	2,717
Net cash flows provided by financing activities	2,500	1,805
Net decrease in cash	$(2,556)	$(1,475)

Cash used in operations during the three months ended March 31, 2022 was $5.1 million, compared to $6.0 million during the three months ended March 31, 2021. The change in cash used in the three months ended March 31, 2022 resulted from the change in operating assets and liabilities used for managing general agency operations.
Cash provided by investing activities during the three months ended March 31, 2022 was $1,000 and resulted from the net sales of fixed assets. Cash provided by investing activities during the three months ended March 31, 2021 was $2.7 million and resulted from the net sales and maturities of fixed income securities.
Cash provided in financing activities during the three months ended March 31, 2022 was a result of the Company’s draws under the Credit Agreement (see “Part I, Item 1, Note 14, Notes Payable”). Cash used in financing activities during the three months ended March 31, 2021 was a result of the Company receiving a Second PPP Loan offset by mortgage payments made to the ASI Pool Companies.
Capital Resources
The Company manages capital using both regulatory capital measures and internal metrics. The Company’s capital is primarily derived from common shareholders’ equity, retained deficit and accumulated other comprehensive loss.
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends to meet its obligations, which will primarily consist of operating expense payments and debt payments. Atlas subsidiaries fund their obligations primarily through commission and fee income.

Atlas did not declare or pay any dividends to its common shareholders during the three months ended March 31, 2022 or during the year ended December 31, 2021.
Ability to Meet Financial Obligations
As discussed in greater detail in “Part I, Item 1, Note 16”, Going Concern, there is substantial doubt about whether the Company will have sufficient capital to operate through or beyond 12 months of the issue date of these interim financial statements unless the Company is successful in taking certain mitigating action (see Part I, Item 1, Note 16).
Application of Critical Accounting Policies and Estimates
There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our president and chief executive officer and vice president and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to failure to timely file a Current Report on Form 8-K during the third quarter of 2021 as discussed below in connection with our internal control over SEC filing procedures.
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
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Defendants filed a motion to dismiss the third amended complaint, which the Court granted, with leave to amend, in an opinion and order entered on May 26, 2020.  In its opinion, the Court held that plaintiffs had failed to adequately allege any false or misleading misstatement of material fact concerning the Company’s insurance reserves and failed to allege facts that would support the required strong inference of scienter. Plaintiffs filed a fourth amended complaint on June 30, 2020, in which the claims asserted are substantially similar to those asserted in the third amended complaint.  Defendants filed a motion to dismiss the fourth amended complaint on August 17, 2020. On September 28, 2020, the matter was administratively reassigned to a new district court judge. On April 18, 2022, the Court denied defendants’ motion to dismiss the fourth amended complaint. Defendants filed their answer to the fourth amended complaint on March 9, 2022.
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
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled the Recognition Hearing. The Recognition Hearing was held on March 30, 2022 and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring and any appeal period with respect to the Scheme in the Cayman Islands has expired. The Recognition and Enforcement Order was effective immediately and enforceable upon entry, authorizing the Company take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA. For more information on the Note Restructuring and the RSA, see “Part I, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported on our Current Reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 31, 2021, there were no unregistered sales of equity securities by the Company during the quarter ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
Except as previously reported on our Current Reports on Form 8-K, there were no defaults upon senior securities by the Company during the quarter ended March 31, 2022.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

2.1	Scheme Sanction Order, dated February 25, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2022)
2.2
Scheme of Arrangement between Atlas Financial Holdings, Inc. and the Scheme Creditors (included in Exhibit 2.1) (incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2022)

4.1
Second Supplemental Indenture, dated as of April 14, 2022, between Atlas Financial Holdings, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2022)

4.2	Form of Note representing 6.625%/7.25% Senior Unsecured PIK Toggle Notes due 2027 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2022)
10.1
Amendment to Restructuring Support Agreement, dated February 28, 2022, by and among, Atlas Financial Holdings, Inc. and the noteholders named therein (incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2022)*

10.2
Amendment No. 1 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated February 2, 2022 by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.3
Amendment No. 2 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated March 25, 2022, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

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
* Certain portions of this exhibit (indicated by "[*****]") have been omitted pursuant to Item 601(b)(10) of Regulations S-K

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 23, 2022	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer