Form 10-Q
period 2022-06-30
Atlas Financial Holdings, Inc.
filed 2022-08-12
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
June 30, 2022	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 17,652,839 shares of the registrant’s common stock outstanding as of August 9, 2022, all of which are ordinary voting common shares. There are no restricted voting common shares outstanding. Of the registrant’s ordinary voting common shares outstanding, 16,460,504 shares as of August 9, 2022 were held by non-affiliates of the registrant.
For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2022

Part I. Financial Information
Item 1. Financial Statements
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	June 30, 2022	December 31, 2021
Assets	(unaudited)
Cash and cash equivalents	$1,857	$2,274
Restricted cash	1,395	3,637
Premiums receivable (net of allowance of $225 and $225)	9,193	11,397
Intangible assets, net	923	983
Property and equipment, net	1,801	2,503
Right-of-use asset	24	237
Notes receivable	18,017	18,017
Credit facility fee, net	19	584
Other assets	1,030	1,053
Assets held for sale	7,500	7,500
Total assets	$41,759	$48,185
Liabilities
Premiums payable	$10,277	$13,593
Lease liability	24	224
Due to deconsolidated affiliates	19,091	19,957
Notes payable, net	36,682	33,102
Other liabilities and accrued expenses	6,563	6,811
Total liabilities	$72,637	$73,687
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 800,000,001 shares authorized, shares issued: June 30, 2022 - 17,652,839 and December 31, 2021 - 15,052,839; shares outstanding: June 30, 2022 - 17,652,839 and December 31, 2021 - 14,797,334	$53	$45
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: June 30, 2022 and December 31, 2021 - 0	—	—
Additional paid-in capital	83,883	83,086
Treasury stock, at cost: 0 and 255,505 shares of ordinary voting common shares at June 30, 2022 and December 31, 2021, respectively	—	(3,000)
Retained deficit	(114,814)	(105,633)
Accumulated other comprehensive income, net of tax	—	—
Total shareholders' deficit	$(30,878)	$(25,502)
Total liabilities and shareholders' deficit	$41,759	$48,185

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Commission income	$639	$1,791	$1,472	$3,484
Net realized gains (losses)	—	(1,477)	1	(1,465)
Other income	360	925	1,112	1,561
Total revenue	999	1,239	2,585	3,580
Acquisition costs	335	955	914	1,849
Other underwriting expenses	4,892	3,614	9,419	7,096
Amortization of intangible assets	30	97	60	195
Forgiveness of Paycheck Protection Program loan	—	(4,601)	—	(4,601)
Interest expense, net	772	514	1,373	1,083
Total expenses	6,029	579	11,766	5,622
(Loss) income from operations before income taxes	(5,030)	660	(9,181)	(2,042)
Income tax benefit	—	—	—	—
(Loss) income from continuing operations	(5,030)	660	(9,181)	(2,042)
Income (loss) from discontinued operations, net of tax	—	(1)	—	151
Net (loss) income	$(5,030)	$659	$(9,181)	$(1,891)

Basic net (loss) income per share attributable to common shareholders
Continuing operations	$(0.29)	$0.06	$(0.53)	$(0.17)
Discontinued operations	—	—	—	0.01
Net (loss) income	$(0.29)	$0.06	$(0.53)	$(0.16)
Diluted net (loss) income per share attributable to common shareholders
Continuing operations	$(0.29)	$0.06	$(0.53)	$(0.17)
Discontinued operations	—	—	—	0.01
Net (loss) income	$(0.29)	$0.06	$(0.53)	$(0.16)
Basic weighted average common shares outstanding	17,499,492	12,047,334	17,233,225	12,035,560
Diluted weighted average common shares outstanding	17,499,492	12,047,334	17,233,225	12,035,560

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(5,030)	$659	$(9,181)	$(1,891)

Other comprehensive loss:
Changes in net unrealized investment losses	—	(9)	—	(22)
Reclassification to net loss	—	(1)	—	(159)
Other comprehensive loss	—	(10)	—	(181)
Total comprehensive (loss) income	$(5,030)	$649	$(9,181)	$(2,072)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Net loss	—	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	(171)	(171)
Share-based compensation	—	—	10	—	—	—	10
Balance March 31, 2021 (unaudited)	37	—	81,850	(3,000)	(102,749)	259	(23,603)
Net income	—	—	—	—	659	—	659
Other comprehensive income	—	—	—	—	—	(10)	(10)
Share-based compensation	—	—	156	—	—	—	156
Balance June 30, 2021 (unaudited)	37	—	82,006	(3,000)	(102,090)	249	(22,798)

Balance December 31, 2021	$45	$—	$83,086	$(3,000)	$(105,633)	$—	$(25,502)
Net loss	—	—	—	—	(4,151)	—	(4,151)
Shares issued on Credit Agreement	8	—	1,067	—	—	—	1,075
Equity component of Credit Agreement	—	—	352	—	—	—	352
Share-based compensation	—	—	30	—	—	—	30
Balance March 31, 2022 (unaudited)	53	—	84,535	(3,000)	(109,784)	—	(28,196)
Net loss	—	—	—	—	(5,030)	—	(5,030)
Shares issued on Credit Agreement	—	—	18	—	—	—	18
Equity component of Credit Agreement	—	—	2,206	—	—	—	2,206
Issuance of treasury shares	—	—	(3,000)	3,000	—	—	—
Share-based compensation	—	—	124	—	—	—	124
Balance June 30, 2022 (unaudited)	$53	$—	$83,883	$—	$(114,814)	$—	$(30,878)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Six months ended June 30,
	2022	2021
	(unaudited)
Operating activities:
Net loss	$(9,181)	$(1,891)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income from discontinued operations, net of taxes	—	(151)
Depreciation and amortization	702	1,078
Share-based compensation expense	154	166
Amortization of intangible assets	60	195
Net realized (gains) losses	(1)	1,465
Amortization of financing costs	471	112
Forgiveness of Paycheck Protection Program loan	—	(4,601)
Net changes in operating assets and liabilities:
Premiums receivable, net	2,204	(1,400)
Other assets	24	(83)
Premiums payable	(3,316)	(916)
Due to deconsolidated affiliates	(865)	(78)
Other liabilities and accrued expenses	(252)	(896)
Net cash flows used in operating activities - continuing operations	(10,000)	(7,000)
Net cash flows used in operating activities - discontinued operations	—	(1,779)
Net cash flows used in operating activities	(10,000)	(8,779)
Investing activities:
Proceeds from sale of:
Property, equipment and other	1	12
Net cash flows provided by investing activities - continuing operations	1	12
Net cash flows provided by investing activities - discontinued operations	—	2,880
Net cash flows provided by investing activities	1	2,892
Financing activities:
Principal increase of senior notes	1,640	—
Proceeds from notes payable	5,700	2,000
Repayment of notes payable	—	(326)
Net cash flows provided by financing activities - continuing operations	7,340	1,674
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	7,340	1,674

Net change in cash and cash equivalents and restricted cash - continuing operations	(2,659)	(5,314)

Cash and cash equivalents and restricted cash, beginning of period	5,911	13,554
Less: cash and cash equivalents of discontinued operations - beginning of period	—	3,029
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	5,911	10,525
Cash and cash equivalents and restricted cash of continuing operations, end of period	$3,252	$5,211

Supplemental disclosure of cash information:
Cash paid for:
Income taxes	$—	$—
Interest	—	969
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
Prior to a strategic transition, our core business was the underwriting and risk bearing of commercial automobile insurance policies, focusing on the “light” commercial automobile sector, through American Country Insurance Company (“American Country”), American Service Insurance Company, Inc. (“American Service”) and Gateway Insurance Company (“Gateway” and together with American Country and American Service, the “ASI Pool Companies”) and Global Liberty Insurance Company of New York (“Global Liberty” and together with the ASI Pool Companies, the “Insurance Subsidiaries”), along with our wholly owned MGA, AGMI. The ASI Pool Companies were placed into rehabilitation under the statutory control of the Illinois Department of Insurance during the second half of 2019 and were subsequently placed into liquidation and have been deconsolidated from our consolidated financial statements as of October 1, 2019 as a result of these actions. Other regulatory actions were taken in certain states, including restriction, suspension, or revocation of certain state licenses and certificates of authority held by the ASI Pool Companies preceding and following the initiation of rehabilitation.
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
The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full calendar year.
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
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the six months ended June 30, 2022, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2021, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to July 1, 2022 have been adopted by the Company.
3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
As of June 30, 2022
Trade name and trademark	15 years	$1,800	$877	$—	$923

As of December 31, 2021
Trade name and trademark	15 years	$1,800	$817	$—	$983
Customer relationship	10 years	2,700	1,770	930	—
		$4,500	$2,587	$930	$983

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic
(Loss) income from continuing operations before income taxes	$(5,030)	$660	$(9,181)	$(2,042)
Income tax expense	—	—	—	—
Net (loss) income attributable to common shareholders from continuing operations	$(5,030)	$660	$(9,181)	$(2,042)
Basic weighted average common shares outstanding	17,499,492	12,047,334	17,233,225	12,035,560
(Loss) income per common share basic from continuing operations	$(0.29)	$0.06	$(0.53)	$(0.17)

Diluted
Basic weighted average common shares outstanding	17,499,492	12,047,334	17,233,225	12,035,560
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	—	—
Diluted weighted average common shares outstanding	17,499,492	12,047,334	17,233,225	12,035,560
Loss per common share diluted from continuing operations	$(0.29)	$0.06	$(0.53)	$(0.17)
Common shares are defined as ordinary voting common shares, restricted voting common shares and participative restricted stock units (“RSUs”). Earnings per common share diluted is computed by dividing net loss by the weighted average number of common shares outstanding for each period plus the incremental number of shares added as a result of converting dilutive potential ordinary voting common shares, calculated using the treasury stock method. Atlas’ potential dilutive ordinary voting common shares consists of outstanding stock options to purchase ordinary voting common shares and warrants to purchase 2,387,368 ordinary voting common shares of Atlas for $0.69 per share (as indicated in the Schedule 13G filing by American Financial Group, Inc. dated January 20, 2022).
The outstanding principal balance of the Term Loans (as defined herein) under the Credit Agreement (as defined herein) can be converted at any time into ordinary voting common shares, at the applicable Lender’s (as defined herein) discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ (as defined herein) discretion be paid in cash or converted into ordinary voting common shares at the same rate. As of August 9, 2022, no such conversion has taken place.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three and six months ended June 30, 2022 and 2021, all exercisable stock options, warrants and conversion rights under the Credit Agreement were deemed to be anti-dilutive.

5. Contracts with Customers
The revenue included as commission income was $639,000 and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the condensed consolidated statements of financial position, as of June 30, 2022 and December 31, 2021:

Components of Commission Receivables
($ in ‘000s)	June 30, 2022	December 31, 2021
Commission receivable, beginning of period	$2,551	$2,577
Commission revenue	1,472	5,923
Net change in cash received	(2,085)	(5,949)
Commission receivable, end of period	$1,938	$2,551

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(1,056)	21.0%	$139	21.0%	$(1,928)	21.0%	$(429)	21.0
Provision for deferred tax assets deemed unrealizable (valuation allowance)	1,053	(20.9)	826	125.1	1,641	(17.9)	1,386	(67.9)
Nondeductible expenses	—	—	1	0.1	—	—	2	(0.1)
Stock compensation	3	(0.1)	—	—	287	(3.1)	7	(0.3)
Gain from debt extinguishment	—	—	(966)	(146.2)	—	—	(966)	47.3
Provision for income taxes for continuing operations	$—	—%	$—	—%	$—	—%	$—	—%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$—	—%	$—	—%	$—	—%	$32	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—	—	—	—	—	(32)	(21.0)
Provision for income taxes for discontinued operations	$—	—%	$—	—%	$—	—%	$—	—%

Components of Income Tax Benefit - Continuing Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Current tax expense	$—	$—	$—	$—

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Current tax expense	$—	$—	$—	$—

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	June 30, 2022	December 31, 2021
Gross deferred tax assets:
Losses carried forward	$8,304	$6,657
Investment in affiliates	28,250	28,250
Bad debts	47	47
Fixed assets	551	437
Stock compensation	45	320
Other	959	670
Valuation allowance	(37,535)	(35,894)
Total gross deferred tax assets	621	487

Gross deferred tax liabilities:
Intangible assets	194	206
Other	427	281
Total gross deferred tax liabilities	621	487
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of June 30, 2022 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	12,085
2018	Indefinite	8,245
2019	Indefinite	5,241
2020	Indefinite	4,687
2021	Indefinite	1,372
2022	Indefinite	7,840
Total		$39,542

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $37.5 million and $35.9 million for its gross future deferred tax assets as of June 30, 2022 and December 31, 2021, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest expense and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and six months ended June 30, 2022 and 2021. Tax year 2018 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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

8. Property and Equipment

Property and Equipment Held
($ in ‘000s)	June 30, 2022	December 31, 2021
Buildings[1]	$—	$—
Land[1]	—	—
Building improvements[1]	—	—
Leasehold improvements	39	39
Internal use software	12,795	12,795
Computer equipment	1,839	1,842
Furniture and other office equipment	1,086	1,086
Total	$15,759	$15,762
Accumulated depreciation and amortization	(13,958)	(13,259)
Total property and equipment, net	$1,801	$2,503

1 Held for sale
Depreciation expense and amortization from continuing operations was $348,000 and $394,000 for the three months ended June 30, 2022 and 2021, respectively, and $702,000 and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. For the year ended December 31, 2021, depreciation expense and amortization from continuing operations was $1.8 million.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building, pursuant to a lease agreement with American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas. Rental income related to this lease agreement was $123,000 and $119,000 for the three months ended June 30, 2022 and 2021, respectively, and $246,000 and $238,000 for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense related to the building and its improvements was $0 for each of the three months ended June 30, 2022 and 2021, and $0 and $284,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease in depreciation expense for the corporate headquarters is a result of the held for sale status of the corporate headquarters.
On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived asset held and used to long-lived assets held for sale. The Company intends to engage an independent third party that is actively marketing the sale of the corporate headquarters including the land, building, building improvements and contents including furniture and fixtures. The Company engaged an independent third party that performed a valuation of the corporate headquarters and determined the fair market value as $7.5 million as of March 4, 2022. The valuation of the corporate headquarters resulted in a net realized loss totaling $7.0 million for the year ended December 31, 2021. For more information regarding the sale of the Company’s corporate headquarters, see Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”
Amortization expense recorded to internal-use projects in the post-implementation/operation stage was $302,000 for each of the three months ended June 30, 2022 and 2021, and $604,000 for each of the six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, the Company did not capitalize any projects in the application development stage.
Realized gains on disposals of fixed assets totaled $1,000 and $12,000 for the six months ended June 30, 2022 and 2021, respectively. There were no gains or losses on disposals of fixed assets for each of the three months ended June 30, 2022 and 2021.
9. Share-Based Compensation
On January 6, 2011, Atlas adopted a stock option plan (“Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to certain eligible employees and service providers, as approved by the Compensation Committee. In the second quarter of 2013, a new equity incentive plan (“2013 Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the Stock Option Plan. The 2013 Equity Incentive Plan provided for the grant of the restricted stock, restricted stock units, stock options and other forms of equity incentives to eligible persons as part of their compensation. The 2013 Equity Incentive Plan was considered a continuation, and an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan continued to be governed by the terms of the Stock Option Plan. As of June 30, 2022, all outstanding stock options were issued under the 2013 Equity Incentive Plan.
In the second quarter of 2022, a new equity incentive plan (“2022 Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the 2013 Equity Incentive Plan. The 2022 Equity Incentive Plan is an equity-based compensation plan, pursuant to which Atlas may issue restricted stock, restricted stock units, stock options, stock appreciation rights, performance stock, performance units, and other forms of equity and equity-based incentives to eligible persons as part of their compensation. Outstanding stock options issued pursuant to the 2013 Equity Incentive Plan will continue to be governed by the terms of the 2013 Equity Incentive Plan.
Stock Options

Stock Option Activity
	Six months ended June 30,
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,197,500	$2.63	181,500	$13.51
Granted	—	—	1,016,000	0.49
Exercised	—	—	—	—
Canceled	(326,500)	8.24	—	—
Outstanding, end of period	871,000	$0.49	1,197,500	$2.63

There are no stock options that are exercisable as of June 30, 2022. The stock option grants outstanding have a weighted average remaining life of 5.82 years and have a fair value of $0 as of June 30, 2022.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s 2013 Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and six months ended June 30, 2022 and 2021, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets and an additional 53,500 options were canceled due to the departure of a former officer. During the first quarter of 2022, the remaining, 181,500 option awards were canceled as a result of not meeting the annual performance targets. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense was amortized over the anticipated vesting period.
On April 22, 2021, the Company granted an aggregate of 1,016,000 options (“Options”) with an exercise price of $0.49 per common share of the Company to directors, managers, and executives pursuant to the Company’s 2013 Equity Incentive Plan. This exercise price is the average of the high bid and low asked prices on the date of the grant quoted on the OTC Bulletin Board Service. The Options granted to management vest in three equal installments, with each installment vesting on the 1st, 2nd and 3rd anniversary of the date of the grant. The Options granted to independent directors vested immediately upon the date of the grant. The Options will expire on the seventh anniversary of the date of the grant. In the event of a change of control of the Company, or should a director’s or employee’s service with the Company be terminated other than for cause or voluntary resignation, any unvested Options will immediately vest. During the first six months of 2022, 145,000 Options were canceled because the Options were not exercised after voluntary terminations. The estimated fair values of the Options are amortized to expense over the Options’ vesting period. The Company estimated the fair value of the Options at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected risk-free interest rate	1.6%
Volatility	180.8%
Expected life (in years)	7.0

On December 31, 2018, the Company awarded restricted stock unit grants for ordinary voting common shares of the Company to its external directors pursuant to a director equity award agreement dated December 31, 2018. The awards, which were approved by the Company’s Board of Directors in March 2018, were valued at $40,000 per external director (“Aggregate Award”) and were made under the Company’s 2013 Equity Incentive Plan. The number of restricted stock units awarded was determined by dividing (A) the Aggregate Award by (B) the closing price of a Company ordinary voting common share at the close of market on April 4, 2018, which was $10.50 per share. For new directors, the Aggregate Award is proportionate to the director’s start date and priced as of that same day. During 2018, the Company awarded 17,524 RSU grants having an aggregate grant date fair value of $179,000. As of June 30, 2022, all of the RSU grants have vested.
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

In accordance with Accounting Standards Codification (“ASC”) 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $124,000 and $156,000 in share-based compensation expense, including income tax expense, for the three months ended June 30, 2022 and 2021, respectively, and $154,000 and $166,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was no unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares.
10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. There were no Company contributions for either of the three and six months ended June 30, 2022 and 2021. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas incurred no costs related to the matching portion of the ESPP for either of the three and six months ended June 30, 2022 and 2021. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
11. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		June 30, 2022			December 31, 2021
	Shares Authorized[1]	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	800,000,001	17,652,839	17,652,839	$53	15,052,839	14,797,334	$45
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	833,333,335	17,652,839	17,652,839	$53	15,052,839	14,797,334	$45

During the six months ended June 30, 2022, the Company issued (i) 2,600,000 ordinary voting common shares in connection with the Delayed Draws (as defined herein) pursuant to the Credit Agreement and (ii) 255,005 treasury shares to the officers as equity compensation. During the year ended December 31, 2021, the Company issued 2,804,041 ordinary voting common shares of which 2,750,000 ordinary voting common shares were issued upon execution of the Credit Agreement, as a set-up fee for the Term Loan facility, 50,740 ordinary voting common shares were issued under the near term incentive program, and 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs.
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
Convertible Senior Secured Delayed-Draw Credit Agreement
The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary voting common shares at the same rate. As of August 9, 2022, no such conversion has taken place.
Mezzanine Equity
There were no preferred shares outstanding as of June 30, 2022 and December 31, 2021.
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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of June 30, 2022 or 2021.

Lease Expense
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating leases	$6	$169	$173	$338
Variable lease cost	—	91	9	183
Total	$6	$260	$182	$521

Other Operating Lease Information
($ in ‘000s)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$7	$260	$189	$521
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	—
Total	$7	$260	$189	$521

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of June 30, 2022
Remainder of 2022	$10
2023	15
Total lease payments	$25
Impact of discounting	(1)
Operating lease liability	$24

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of June 30, 2022
Lease right-of-use asset	Right-of-use asset	$24

Weighted-average remaining lease term		1.3 years
Weighted-average discount rate		6.6%

13. Related Party Transactions
As of April 1, 2022, a member of the administrative agent for the Credit Agreement was a member of the Company’s Board of Directors. However, as of April 22, 2022, such director resigned from the Board. For more information on the Credit Agreement, see Note 14.

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
On August 31, 2021, the Company entered into a Restructuring Support Agreement (the “RSA”) with holders of approximately 48% of the aggregate principal amount of the Notes, and subsequently holders of approximately an additional 9.0% of the aggregate principal amount of the Notes acceded to the RSA for a total of approximately 57% (collectively, the “Supporting Noteholders”). Effective as of February 22, 2022, the Company entered into an amendment of the RSA with the requisite majority of Supporting Noteholders to extend the date by which the Note Restructuring must be completed to April 15, 2022. The RSA memorialized the agreed-upon terms for a restructuring of the Notes (the “Note Restructuring”). The RSA contemplated that the Note Restructuring would be effectuated through (i) the Scheme and (ii) a recognition proceeding with respect to the Scheme pursuant to chapter 15 of title 11 of the United States Code (the Recognition Proceeding”).
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

On March 4, 2022, the Company filed a petition under chapter 15 of the United States Bankruptcy Code (the “Recognition Petition”), seeking that the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) enter an order recognizing the Cayman Proceeding as the foreign main or foreign nonmain proceeding and enforcing the Scheme within the territorial jurisdiction of the United States (the “Recognition and Enforcement Order”). On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled a hearing before the Bankruptcy Court for March 30, 2022 (the “Recognition Hearing”), and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring. The Recognition and Enforcement Order was effective immediately and enforceable upon entry, authorizing the Company to take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA. The notice of presentment to close the Recognition Proceeding was filed on June 13, 2022. On June 22, 2022, the Bankruptcy Court entered the order closing the Recognition Proceeding.
Pursuant to the terms of the Note Restructuring, on April 14, 2022, the Restructuring Effective Date (as defined in the RSA) occurred, and the Company canceled the Notes and exchanged the Notes for the Company’s 6.625%/7.25% Senior Unsecured PIK Toggle Notes due 2027 (the “New Notes”). The New Notes have an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind (“PIK”). As a result of the PIK feature, the New Notes were issued in denominations of $1, and each holder of a Note received, for each Note exchanged, New Notes in an aggregate principal amount equal to $25 plus the accrued but unpaid interest related to the exchanged Note. The terms of the New Notes are governed by an indenture, dated as of April 26, 2017 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee, as supplemented by a First Supplemental Indenture thereto, dated as of April 26, 2017 (the “First Supplemental Indenture”), and a Second Supplemental Indenture thereto, dated as of April 14, 2022 (the Second Supplemental Indenture”), between the Company and the Trustee. The Company intends to utilize the extended maturity of the New Notes to execute on its technology and analytics driven MGA strategy, with the objective of creating value for all stakeholders. The New Notes were issued in reliance on the exemption to registration provided by section 1145 of the Bankruptcy Code, except with respect to those New Notes issued to an “underwriter” as defined in section 2(a)(11) of the Securities Act under section 1145(b) of the Bankruptcy Code that will be subject to certain restrictions upon resale, and the authorization of the Bankruptcy Court pursuant to the Recognition and Enforcement Order; however, the Company intends to use its best efforts to seek registration of the New Notes following the Note Restructuring subject to any applicable rules or restrictions that may apply.
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
The Company assessed the modifications to the New Notes under ASC 470 (Debt) and determined that the guidance under troubled debt restructuring should apply. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable that is not involving a transfer of assets or grant of an equity interest shall account for the effects of the restructuring prospectively from the time of restructuring, and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the New Notes at the time of the restructuring was not changed (that is, no gain recognized). Interest expense on the

New Notes will be computed using a new effective rate that equates the present value of the future cash payments specified by the new terms with the carrying value of the debt.

Mortgage
On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage is secured by the Company’s headquarters and was previously eliminated in consolidation. The mortgage balances payable at each of June 30, 2022 and December 31, 2021 were $8.0 million. The Company is evaluating alternatives to expedite the sale of the Company’s headquarters, which as disclosed in Note 8, as of the date of this report is currently held at the Company’s best estimate of fair value of $7.5 million, which may include a disposition without any financial benefit or incremental liability to the Company other than the elimination of ongoing building related operational expenses, some of which have been deferred. For more information regarding this mortgage, See Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”
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
On June 9, 2022, the Company entered into a third amendment of the Credit Agreement which increased the Term Loans to $6,200,000 and extended the maturity date to June 30, 2024.
On June 29, 2022, the Company and Borrowers, entered into a Term Loan Commitment (the “Commitment Letter”) with certain lenders party thereto (the “Commitment Lenders”), whereby the Commitment Lenders agreed to make an additional

$1 million in principal amount of of additional Term Loans (the “Committed Loans”) to the Borrowers related to the Credit Agreement. As part of this Commitment Letter, the Company issued 100,000 ordinary voting common shares to the Commitment Lenders. Pursuant to the Commitment Letter, the Committed Loans would be loaned within ten days after the Effective Date (as defined below), and such Committed Loans would be made pursuant to the terms of the Credit Agreement. The Committed Loans are subject to certain conditions, including (i) the delivery of the closing documents required pursuant to the Credit Agreement, and (ii) that no material adverse changes with respect to the Borrowers shall have occurred following the date of the Commitment Letter, (iii) that the Settlement Agreement (as defined below) be fully executed within 21 days from the date of the Commitment Letter (the “Execution Condition”), and (iv) that the Effective Date occur within 45 days from the date of the Commitment Letter (the “Effective Date Condition: and, with the Execution Condition, the “Settlement Agreement Conditions”). On July 19, 2022, the Commitment Lenders agreed to extend the Settlement Agreement Conditions by fifteen (15) days, and the Settlement Agreement was fully executed on August 2, 2022. At the time of the filing of this report, the Committed Loans had not yet been funded and remain subject to the satisfaction or waiver of certain conditions. The Company expects that, following the Effective Date, the Credit Agreement will be amended in connection with the $1 million of Committed Loans, pursuant to which the Committed Loans will be funded. For more information regarding the Settlement Agreement, see Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”
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
After the Delayed Draws in March 2022, Management engaged an independent third-party valuation firm which determined the fair value of the Credit Agreement conversion option using Black-Scholes modeling. The fair value of the liability portion following the Delayed Draws in June 2022 was determined to be $2.7 million and was deducted from the $6.2 million draw amount. The equity component of the Credit Agreement will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company has recorded a fee related to the Credit Agreement which totaled $2.0 million, which was the fair value of the shares issued portion for the Credit Agreement. This non-cash fee had been recorded as an asset in the Company’s condensed consolidated statements of financial position until the full amount of the draws were received by the Company. The unamortized potion of the fee was transferred to a liability and is the unamortized debt discount. The amortization is being expensed on a straight-line basis over the contractual term of the Credit Agreement. During the three and six months ended June 30, 2022, the Company recorded amortization totaling $268,000 and $385,000, respectively.

Liability and Equity Components of Credit Agreement
($ in ‘000s)	June 30, 2022
Liability component:
Principal amount	$2,742
Unamortized debt discount	(650)
Net carrying amount	$2,092

Carrying amount of equity component	$2,639

The Company assessed the modifications to the Credit Agreement under ASC 470 and determined that the guidance under troubled debt restructuring should apply. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable that is not involving a transfer of assets or grant of an equity interest shall account for the effects of the restructuring prospectively from the time of restructuring, and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the Credit Agreement at the time of the restructuring was not changed (that is, no gain recognized). Interest expense on the Credit Agreement will be computed using a new effective rate that equates the present value of the future cash payments specified by the new terms with the carrying value of the debt.

Interest expense on notes payable was $772,000 and $514,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

Notes Payable Outstanding
($ in ‘000s)	June 30, 2022	December 31, 2021
6.625%/7.25% Senior Unsecured PIK Toggle Notes due April 27, 2027	$26,640	$25,000
12.0% Credit Agreement, net of discount, due June 30, 2024	2,092	224
5.0% Mortgage due November 10, 2026	7,950	7,950
Total outstanding borrowings	36,682	33,174
Unamortized issuance costs	—	(72)
Total notes payable	$36,682	$33,102

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

Summary financial information for Global Liberty included in income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 is presented below:

Income from Discontinued Operations
($ in ‘000s)	Three months ended June 30,	Six months ended June 30,
	2021	2021
Net premiums earned	$2,703	$5,301
Net investment loss	(29)	(93)
Net realized gains	—	145
Total revenue	2,674	5,353
Net claims incurred	1,565	2,448
Acquisition costs	495	1,405
Other underwriting expenses	615	1,349
Total expenses	2,675	5,202
(Loss) income from operations before income taxes	(1)	151
Income tax benefit	—	—
Net (loss) income	$(1)	$151

Statement of Comprehensive Loss
($ in ‘000s)	Three months ended June 30,	Six months ended June 30,
	2021	2021
Net income	$(1)	$151

Other comprehensive loss:
Changes in net unrealized investments losses	(9)	(22)
Reclassification to net (loss) income	(1)	(159)
Other comprehensive loss	(10)	(181)
Total comprehensive loss	$(11)	$(30)

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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) recurring operating losses for fiscal periods through June 30, 2022, (3) the Company’s negative equity, and (4) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date of the issuance of the June 30, 2022 interim financial statements.
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
Management believes that the Company’s capital requirements will depend on many factors, including the success of the Company’s business development efforts. Through June 30, 2022, cash flow from operations was negative as business continues to recover following the COVID-19 pandemic, and the Company expects that cash flow from operations, including holding company expenses, will be negative for the balance of the year. As a result, the Company will need to rely on cash on hand and incremental sources of capital to maintain its current infrastructure and headcount. The Company has been actively pursuing numerous additional sources of capital following the successful bond exchange. Subject to the availability of additional capital, the Company is considering alternatives, including a significant reduction in the size and scope of the organization or the sale of certain assets. Management believes the Company will most likely need to raise additional capital for working capital purposes based on the current business recovery trajectory. However, there is no assurance that such financing will be available. Should a significant reduction in the Company’s operations be deemed necessary to reduce operating expenses, there can be no assurances that we will be able to benefit from a market recovery in addition to maintaining our obligations relative to existing business. The conditions described above raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the alternatives discussed above, we have therefore concluded that there is substantial doubt about our ability to continue as a going concern for the 12 month period following of the date of the issuance of the June 30, 2022 interim financial statements.
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
17. Subsequent Events
On August 2, 2022, American Acquisition entered in a Settlement Agreement (the “Settlement Agreement”) with Dana Popish Severinghaus, Director of the Illinois Department of Insurance, acting solely in her capacity as the statutory and court affirmed liquidator (the “Liquidator”) of the ASI Pool Companies, and Adrienne A. Harris, Superintendent of the New York State Department of Financial Services, solely in her capacity as liquidator of Global Liberty (the “Superintendent” and, together with the Liquidator, the “Insurance Liquidators”), with the Insurance Regulators serving as liquidators in connection with the previously announced liquidation of the Insurance Subsidiaries. For more information on the Settlement Agreement, see Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”

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
The sector on which we traditionally focused was comprised of taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time TNC drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. AGMI distributes our products through a network of independent retail agents and actively wrote insurance in 34 states and the District of Columbia during the first six months of 2022. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.

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
On June 9, 2022, the Company entered into a third amendment of the Credit Agreement which increased the Term Loans to $6,200,000 and extended the maturity date to June 30, 2024.
On June 29, 2022, the Company and Borrowers, entered into the Commitment Letter with the Commitment Lenders, whereby the Commitment Lenders agreed to make the Committed Loans to the Borrowers related to the Credit Agreement. As part of this Commitment Letter, the Company issued 100,000 ordinary voting common shares to the Commitment Lenders. Pursuant to the Commitment Letter, the Committed Loans would be loaned within ten days after the Effective Date, and such Committed Loans would be made pursuant to the terms of the Credit Agreement. The Committed Loans are subject to certain conditions, including (i) the delivery of the closing documents required pursuant to the Credit Agreement, (ii) that no material adverse changes with respect to the Borrowers shall have occurred following the date of the Commitment Letter, (iii) the Execution Condition, and (iv) the Effective Date Condition. On July 19, 2022, the Commitment Lenders agreed to extend the Settlement Agreement Conditions by fifteen (15) days. At the time of the filing of this report, the Committed Loans had not yet been funded and remain subject to the satisfaction or waiver of certain conditions.
On August 2, 2022, American Acquisition entered into the Settlement Agreement with the Insurance Regulators, with the Insurance Regulators serving as liquidators in connection with the previously announced liquidation of the Insurance Subsidiaries. The Settlement Agreement remains subject to court approval in both Illinois and New York (each, a “Supervising Court Approval”) and certain provisions will become effective following the receipt of the Supervising Court Approvals in Illinois while others require both Supervising Court Approvals to become effective (the “Effective Date”).
Pursuant to the Settlement Agreement, within thirty (30) days after the Effective Date, American Acquisition will initiate a sale of the Company’s headquarters building via an auction process will be undertaken with a confidential reserve price agreed between American Acquisition and the Insurance Regulators (the “Sale”). American Acquisition and the Insurance Regulators believe that such an auction will expedite the sale of this property, which has been held for sale since April 1, 2021. The proceeds of the Sale will be allocated as follows: (i) to the payment of all normal and customary costs of selling the real estate, including, without limitation, any sales commission owed to the auctioneer; (ii) to the payment of all past due real estate taxes on account of the real estate; (iii) to the payment of all real estate taxes on account of the real estate due for the current year, prorated through the date of closing; (iv) to the payment of any mortgage liens held by the estates of the Insurance Subsidiaries, as described in the Settlement Agreement; (v) to the holders of any liens or claims on the real estate that are subordinate in priority to holders of the mortgage liens referenced in clause (v); and (vi) to American Acquisition.
Upon the entry of the Illinois Supervising Court Approval, American Acquisition will withdraw, in writing, its assertions of rights of setoff against the mortgage notes between American Acquisition and the consolidated estates of the Company’s former Illinois domiciled insurance subsidiaries (the “Consolidated Estates”).
Upon the later of (i) ten (10) business days after the Effective Date or (ii) the receipt by American Acquisition, or its affiliates, of sufficient funds, American Acquisition will pay the Liquidator $1,000,000 (the “$1 Million Payment”) in consideration for the Liquidator’s (A) contemporaneous release of all its interest in the stock of AGMI, (B) contemporaneous cancellation of the related stock power, and (C) simultaneous delivery to American Acquisition of the AGMI stock certificates held by the Liquidator pursuant to the previously disclosed pledge agreement between American Acquisition and the Liquidator, pursuant to which American Acquisition granted the Liquidator a security interest in and stock power with respect to 49% of American Acquisition’s 100% share holding in AGMI. None of the proceeds of the Sale will be included in determining the $1 Million Payment, and regardless of any amount realized upon a subsequent sale of AGMI, the Consolidated Estates will not in any event be required by American Acquisition or any of American Acquisition’s affiliates to refund or disgorge any portion of the $1 Million Payment. If American Acquisition sells all or substantially all of the shares or assets of AGMI within two years of the Consolidated Estates’ receipt of the $1 Million Payment, the Consolidated Estates will receive an additional payment equal to the lesser of (i) $1,450,000 or (ii) the amount equal to (A) 49% of the proceeds of such sale (net of direct expenses incurred by American Acquisition in connection therewith, including reasonable fees and expenses of attorneys, financial advisors and other professionals) minus (B) $1,000,000.
Immediately after the Supervising Court Approval in Illinois is obtained, American Acquisition shall cause AGMI to pay to the Liquidator the sum of $151,000 representing a portion of the employee retention credit refund payment previously received by AGMI.
The Settlement Agreement also includes a mutual release between American Acquisition and the Liquidator, including, without limitation, with respect to the mortgage as described in the Settlement Agreement, and a confirmation that no admission of liability is being made by any party to the Settlement Agreement.
The Company expects that, following the Effective Date, the Credit Agreement will be amended in connection with the $1 million of Committed Loans, pursuant to which the Committed Loans will be funded.

II. Operating Results
Highlights
•Commission income was $639,000 for the three months ended June 30, 2022, a decrease of 64.3% from $1.8 million for the three months ended June 30, 2021. Commission income from go-forward taxi, livery and business auto production was $635,000, an increase of 101.6% from $315,000 for the three months ended June 30, 2021.
•Total revenue was $1.0 million for the three months ended June 30, 2022, a decrease of 19.4% from $1.2 million for the three months ended June 30, 2021.
•Loss from operating activities was $4.6 million in second quarter 2022 compared to a loss from operating activities of $2.9 million in second quarter 2021.
•Net loss from continuing operations was $5.0 million, or $0.29 per common share diluted, in second quarter 2022 compared to net income from continuing operations of $660,000, or $0.06 earnings per common share diluted, in second quarter 2021.
•Net income from discontinued operations was $0, or $0.00 earnings per common share diluted, in second quarter 2022 compared to net loss from discontinued operations of $1,000, or $0.00 earnings per common share diluted, in second quarter 2021.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Commission income	$639	$1,791	$1,472	$3,484
Underwriting expense:
Acquisition costs	335	955	914	1,849
Share-based compensation	124	156	154	166
Other underwriting expenses	4,798	3,555	9,325	7,125
Total underwriting expenses	5,257	4,666	10,393	9,140
Loss from operating activities, before income taxes	(4,618)	(2,875)	(8,921)	(5,656)
Interest expense, net	(772)	(514)	(1,373)	(1,083)
Forgiveness of PPP Loan	—	4,601	—	4,601
Realized gains (losses) and other income	360	(552)	1,113	96
Net (loss) income before income taxes	(5,030)	660	(9,181)	(2,042)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations, net of tax	—	(1)	—	151
Net (loss) income	$(5,030)	$659	$(9,181)	$(1,891)

Key Financial Ratios
Continuing operations (loss) income per common share diluted	$(0.29)	$0.06	$(0.53)	$(0.17)

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
Commission Income
AGMI earns commission for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our condensed consolidated statements of operations as commission income. Our contracts with our insurance carrier partners contain a commission percentage that is used to compute the total commission due per policy written. We also generate fee income in connection with individual policies as well as professional services provided to our business partners under contractual arrangements. Our commission income is recognized upon the sale or renewal of a policy. Certain of our contractual arrangements also include a profit related contingent commission component. After a policy is sold, we have policy management obligations to the policyholder and the insurance carrier partner, including, but not limited to, policy endorsements, policy cancellations and policy restatements. Therefore, we do incur additional expense related to our policy management requirements. Most costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy and are characterized in our condensed consolidated financial statements as other underwriting expenses.
Commission income for the three months ended June 30, 2022 totaled $639,000 compared to $1.8 million for the three months ended June 30, 2021. The decrease was mainly attributed to the following:

Commission Income
($ in ‘000s)	Three months ended June 30,
	2022	2021	$ Change	% Change
Continuing programs	$636	$315	$321	101.9%
Expiring programs	3	1,037	(1,034)	(99.7)
Global Liberty	—	439	(439)	(100.0)
Total	$639	$1,791	$(1,152)	(64.3)%

•$321,000 increase in commission income relating to ongoing programs;
•$1.0 million decrease in commission income as a result of our no longer generating new paratransit business following the sale of renewal rights in November 2021; and
•$439,000 decrease in commission income related to the liquidation of Global Liberty.

Commission income for the six months ended June 30, 2022 totaled $1.5 million compared to $3.5 million for the six months ended June 30, 2021. The decrease was mainly attributed to the following:

Commission Income
($ in ‘000s)	Six months ended June 30,
	2022	2021	$ Change	% Change
Continuing programs	$1,722	$743	$979	131.8%
Expiring programs	8	1,870	(1,862)	(99.6)
Global Liberty	—	871	(871)	(100.0)
Sliding-scale adjustments	(258)	—	(258)	—
Total	$1,472	$3,484	$(2,012)	(57.7)%

•$979,000 increase in commission income relating to ongoing programs;
•$1.9 million decrease in commission income as a result of our no longer generating new paratransit business following the sale of renewal rights in November 2021;
•$871,000 decrease in commission income related to the liquidation of Global Liberty; and
•$258,000 decrease in commission income related to the return of commissions resulting from a preliminary sliding scale analysis.
Geographic Concentration

Gross Premiums Produced by State
($ in ‘000s)	Three months ended June 30,
	2022		2021
California	$2,827	83.0%	$2,684	27.4%
Minnesota	134	3.9	140	1.4
Arizona	106	3.1	91	0.9
Other	338	10.0	6,898	70.3
Total	$3,405	100.0%	$9,813	100.0%

Gross Premiums Produced by State
($ in ‘000s)	Six months ended June 30,
	2022		2021
California	$4,721	51.2%	$3,898	20.5%
Minnesota	1,596	17.3	1,581	8.3
Nevada	1,465	15.9	312	1.6
Other	1,448	15.6	13,256	69.6
Total	$9,230	100.0%	$19,047	100.0%

Acquisition Costs
Acquisition costs for the three months ended June 30, 2022 were $335,000 compared to $955,000 for the three months ended June 30, 2021, respectively, and represent commissions paid to retail agents who sell insurance policies. The decrease in acquisition costs resulted from the decrease in production of $6.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Acquisition costs for the six months ended June 30, 2022 were $914,000 compared to $1.8 million for the six months ended June 30, 2021, respectively. The decrease in acquisition costs resulted from the decrease in production of $9.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Other Underwriting Expenses
Other underwriting expenses for the three months ended June 30, 2022 and 2021 were $4.9 million and $3.6 million, respectively. The significant variance for the three months ended June 30, 2022 compared to 2021 are attributable to the following:

Other Underwriting Expenses
($ in ‘000s)	Three months ended June 30,
	2022	2021	$ Change	Description of Change
Shared services	$—	$(348)	$348	Reduction of shared services related to Global Liberty.
Salary and benefits	1,897	2,215	(318)	Decrease related to the reduction in force.
CARES Act	—	(590)	590	Benefit elimination related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act.
Other expenses	553	1,042	(489)	Decrease mainly attributed to software and corporate insurance.
Building and occupancy costs	724	423	301	Increase in building costs related to real estate tax estimates.
Credit Agreement	268	—	268	Increase in amortization costs.
Professional fees	1,101	474	627	Increase related to the legal fees associated with the bond exchange.
Depreciation and amortization	349	398	(49)	Decrease mainly attributed to the held for sale status of the corporate headquarters.
Total	$4,892	$3,614	$1,278

Other underwriting expenses for the six months ended June 30, 2022 and 2021 were $9.4 million and $7.1 million, respectively. The significant variance for the six months ended June 30, 2022 compared to 2021 are attributable to the following:

Other Underwriting Expenses
($ in ‘000s)	Six months ended June 30,
	2022	2021	$ Change	Description of Change
Shared services	$—	$(898)	$898	Reduction of shared services related to Global Liberty.
Salary and benefits	3,878	4,471	(593)	Decrease related to the reduction in force.
CARES Act	—	(1,351)	1,351	Benefit elimination related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act.
Other expenses	1,525	2,025	(500)	Decrease mainly attributed to software and corporate insurance.
Building and occupancy costs	1,075	848	227	Increase in building costs related to real estate tax estimates.
Credit Agreement	385	—	385	Increase in amortization costs.
Professional fees	1,854	923	931	Increase related to the legal fees associated with the bond exchange.
Depreciation and amortization	702	1,078	(376)	Decrease mainly attributed to the held for sale status of the corporate headquarters.
Total	$9,419	$7,096	$2,323

Interest Expense, net
Interest expense related to the Notes and the New Notes for the three and six months ended June 30, 2022 was $552,000 and $1.0 million, respectively compared to $470,000 and $940,000 during the three and six months ended June 30, 2021, respectively. On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three and six months ended June 30, 2022 was $106,000 and $198,000, respectively, compared to $82,000 and $167,000 during the three and six months ended June 30, 2021, respectively. Prior to October 1, 2021, the interest expense payments to Global Liberty had been eliminated in consolidation. On May 1, 2020, American Acquisition entered into the First PPP Loan pursuant to the CARES Act that bears interest at a rate of 1.0% per annum. Interest income on the First PPP Loan for each of the three and six months ended June 30, 2022 was $0 compared to $43,000 and $32,000 during the three and six months ended June 30, 2021, respectively. On February 7, 2021, American Acquisition entered into the Second PPP Loan pursuant to the PPP Rules that bears interest at a rate of 1.0% per annum. Interest expense on the Second PPP Loan for each of the three and six months ended June 30, 2022 was $0 compared to $5,000 and $8,000 during the three and six months ended June 30, 2021, respectively. On September 1, 2021, the Company entered into the Credit Agreement that had an interest rate of 12% per annum. Interest expense related to the Credit Agreement for the three and six months ended June 30, 2022 totaled $114,000 and $153,000, respectively. For more information on the senior unsecured notes and the Credit Agreement, see “Part 1, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.
Other Income
Atlas recorded other income of $360,000 and $925,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease is related primarily to a decrease in professional services revenue.
Income Taxes
For both the three and six months ended June 30, 2022 and 2021, Atlas recorded income tax benefit of $0. Atlas maintains a 100% valuation allowance on the Company’s net deferred tax assets.
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
Net Loss and Loss per Common Share
Atlas had net loss of $5.0 million and $9.2 million during the three and six months ended June 30, 2022, respectively, compared to net income of $659,000 and net loss of $1.9 million during the three and six months ended June 30, 2021, respectively. Loss per common share diluted was $0.29 and $0.53 for the three and six months ended June 30, 2022, respectively, compared to net income per common share diluted of $0.06 and net loss per common share diluted of $0.17 for the three and six months ended June 30, 2021, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	June 30, 2022	December 31, 2021
Common deficit	$(30,878)	$(25,502)
Common shares:
Common shares outstanding	17,652,839	14,797,334
Restricted stock units	—	—
Total common shares	17,652,839	14,797,334
Book value per common share outstanding	$(1.75)	$(1.72)
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
As a holding company, Atlas may derive cash from its subsidiaries generally in the form of dividends and in the future may charge management fees to the extent allowed by statute or other regulatory approval requirements to meet its obligations. AGMI funds its obligations primarily through commission income generated by the production of insurance premiums for third party entities.
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

On September 1, 2021, the Company and the Borrowers, entered into the Credit Agreement with the Agent and the Lenders, pursuant to which the Lenders made available to the Borrowers an aggregate principal amount of up to $3,000,000 Term Loans. The Credit Agreement provides for an initial advance of $2 million in Term Loans and up to an additional $1 million of Delayed Draws within 18 months of closing, in each case, subject to the satisfaction or waiver of certain funding conditions and the other terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the Note Restructuring. Interest will accrue on the funded Term Loans at 12% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14% per annum and will be payable only in cash. The original term of the Term Loan facility was 24 months. In October 2021, and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans, in March 2022, the Lenders advanced $1 million; and in June 2022 the Lenders advanced $3.2 million of Delayed Draws under the Term Loans and extended the maturity date of the Term Loan to June 30, 2024, in each case despite the fact that not all of the funding conditions had been met. The Company expects that, following the Effective Date, the Credit Agreement will be amended in connection with the $1 million of Committed Loans, pursuant to which the Committed Loans will be funded.
For more information on the Note Restructuring and the Credit Agreement, see “Part I, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements and “Part I, Item 2, Management’s Discussion and Analysis”.

Summary of Cash Flows
($ in ‘000s)	Six months ended June 30,
	2022	2021
Net cash flows used in operating activities	$(10,000)	$(8,779)
Net cash flows provided by investing activities	1	2,892
Net cash flows provided by financing activities	7,340	1,674
Net decrease in cash	$(2,659)	$(4,213)

Cash used in operations during the six months ended June 30, 2022 was $10.0 million, compared to $8.8 million during the six months ended June 30, 2021. The change in cash used in the six months ended June 30, 2022 resulted from the change in operating assets and liabilities used for managing general agency operations.
Cash provided by investing activities during the six months ended June 30, 2022 was $1,000 and resulted from the net sales of fixed assets. Cash provided by investing activities during the six months ended June 30, 2021 was $2.9 million and resulted from the net sales and maturities of fixed income securities.
Cash provided in financing activities during the six months ended June 30, 2022 was a result of the Company’s draws under the Credit Agreement (see “Part I, Item 1, Note 14, Notes Payable”). Cash used in financing activities during the six months ended June 30, 2021 was a result of the Company receiving a Second PPP Loan offset by mortgage payments made to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the six months ended June 30, 2022 or during the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our president and chief executive officer and vice president and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president and chief financial officer to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Defendants filed a motion to dismiss the third amended complaint, which the Court granted, with leave to amend, in an opinion and order entered on May 26, 2020.  In its opinion, the Court held that plaintiffs had failed to adequately allege any false or misleading misstatement of material fact concerning the Company’s insurance reserves and failed to allege facts that would support the required strong inference of scienter. Plaintiffs filed a fourth amended complaint on June 30, 2020, in which the claims asserted are substantially similar to those asserted in the third amended complaint.  Defendants filed a motion to dismiss the fourth amended complaint on August 17, 2020. On September 28, 2020, the matter was administratively reassigned to a new district court judge. On April 18, 2022, the Court denied defendants’ motion to dismiss the fourth amended complaint. Defendants filed their answer to the fourth amended complaint on March 9, 2022. Discovery is ongoing.
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
In furtherance of the Cayman Proceeding and in connection with the Note Restructuring, on March 4, 2022, the Company filed the Recognition Petition, seeking that the Bankruptcy Court enter the Recognition and Enforcement Order. On March 4, 2022, the Bankruptcy Court entered an order, which, among other things, scheduled the Recognition Hearing. The Recognition Hearing was held on March 30, 2022 and, on the same day, the Bankruptcy Court entered the final and non-appealable Recognition and Enforcement Order, recognizing the Cayman Proceeding as the foreign main proceeding and enforcing the Scheme within the territorial jurisdiction of the United States, among other relief. Among other things, the Recognition and Enforcement Order provides that, pursuant to section 1145 of the Bankruptcy Code, once issued, the New Notes will be exempt from registration under Section 5 of the Securities Act, and any applicable state and local securities laws and freely transferable, subject to certain limitations under section 1145(b) of the Bankruptcy Code with respect to any New Notes issued to “underwriters” as defined in section 2(a)(11) of the Securities Act. The procurement of the Recognition and Enforcement Order was the last in-court step in the Note Restructuring and any appeal period with respect to the Scheme in the Cayman Islands has expired. The Recognition and Enforcement Order was effective immediately and enforceable upon entry, authorizing the Company take any action to implement and effectuate the Note Restructuring, including finalization of ancillary documents, among other things, in an effort to proceed toward closing the Note Restructuring in accordance with the Scheme and the RSA. The notice of presentment to close the Recognition Proceeding was filed on June 13, 2022. On June 22, 2022, the Bankruptcy Court entered the order closing the Recognition Proceeding. For more information on the Note Restructuring and the RSA, see “Part I, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported on our Current Reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 31, 2021, there were no unregistered sales of equity securities by the Company during the quarter ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
Except as previously reported on our Current Reports on Form 8-K, there were no defaults upon senior securities by the Company during the quarter ended June 30, 2022.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amendment No. 3 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated June 9, 2022, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein* (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 15, 2022).

10.2	Term Loan Commitment, dated June 29, 2022, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, and the lenders named therein.*
10.3
Settlement Agreement, by and among Dana Popish Severinghaus, Director of the Illinois Department of Insurance, acting solely in her capacity as the statutory and court affirmed liquidator of American Country Insurance Company, American Service Insurance Company, and Gateway Insurance Company, American Acquisition, Inc., and Adrienne A. Harris, Superintendent of the New York State Department of Financial Services, solely in her capacity as liquidator of Global Liberty Insurance Company, dated August 2, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2022).

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

Date:	August 12, 2022	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer