Form 10-Q
period 2022-09-30
Atlas Financial Holdings, Inc.
filed 2022-11-10
CIK 1539894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	COMMISSION FILE NUMBER:
September 30, 2022	000-54627
ATLAS FINANCIAL HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Cayman Islands	27-5466079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

953 American Lane, 3rd Floor	60173
Schaumburg, IL	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 17,652,839 shares of the registrant’s common stock outstanding as of November 8, 2022, all of which are ordinary voting common shares. There are no restricted voting common shares outstanding. Of the registrant’s ordinary voting common shares outstanding, 16,421,765 shares as of November 8, 2022 were held by non-affiliates of the registrant.
For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates, those shares owned by directors and officers of the registrant, but such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Atlas Financial Holdings, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2022

Part I. Financial Information
Item 1. Financial Statements
Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Financial Position

($ in ‘000s, except for share and per share data)	September 30, 2022	December 31, 2021
Assets	(unaudited)
Cash and cash equivalents	$82	$2,274
Restricted cash	1,957	3,637
Premiums receivable (net of allowance of $225 and $225)	8,748	11,397
Intangible assets, net	893	983
Property and equipment, net	1,455	2,503
Right-of-use asset	18	237
Notes receivable	—	18,017
Credit facility fee, net	—	584
Other assets	797	1,053
Assets held for sale	7,500	7,500
Total assets	$21,450	$48,185
Liabilities
Premiums payable	$10,177	$13,593
Lease liability	18	224
Due to deconsolidated affiliates	—	19,957
Notes payable, net	36,098	33,102
Other liabilities and accrued expenses	7,444	6,811
Total liabilities	$53,737	$73,687
Commitments and contingencies (see Note 7)
Shareholders' Deficit
Ordinary voting common shares, $0.003 par value, 800,000,001 shares authorized, shares issued: September 30, 2022 - 17,652,839 and December 31, 2021 - 15,052,839; shares outstanding: September 30, 2022 - 17,652,839 and December 31, 2021 - 14,797,334	$54	$45
Restricted voting common shares, $0.003 par value, 33,333,334 shares authorized, shares issued and outstanding: September 30, 2022 and December 31, 2021 - 0	—	—
Additional paid-in capital	86,219	83,086
Treasury stock, at cost: 0 and 255,505 shares of ordinary voting common shares at September 30, 2022 and December 31, 2021, respectively	—	(3,000)
Retained deficit	(118,560)	(105,633)
Accumulated other comprehensive income, net of tax	—	—
Total shareholders' deficit	$(32,287)	$(25,502)
Total liabilities and shareholders' deficit	$21,450	$48,185

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Operations
($ in ‘000s, except for share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Commission income	$760	$2,046	$2,232	$5,530
Net realized gains (losses)	—	(1,475)	1	(2,940)
Other income	310	1,212	1,422	2,773
Total revenue	1,070	1,783	3,655	5,363
Acquisition costs	398	1,105	1,312	2,954
Other underwriting expenses	3,587	4,094	13,006	11,190
Amortization of intangible assets	30	98	90	293
Forgiveness of Paycheck Protection Program loan	—	—	—	(4,601)
Interest expense, net	801	556	2,174	1,639
Total expenses	4,816	5,853	16,582	11,475
Loss from operations before income taxes	(3,746)	(4,070)	(12,927)	(6,112)
Income tax benefit	—	—	—	—
Loss from continuing operations	(3,746)	(4,070)	(12,927)	(6,112)
Income from discontinued operations, net of tax	—	14	—	165
Net loss	$(3,746)	$(4,056)	$(12,927)	$(5,947)

Basic net (loss) income per share attributable to common shareholders
Continuing operations	$(0.21)	$(0.31)	$(0.77)	$(0.45)
Discontinued operations	—	—	—	0.01
Net loss	$(0.21)	$(0.31)	$(0.77)	$(0.44)
Diluted net (loss) income per share attributable to common shareholders
Continuing operations	$(0.21)	$(0.31)	$(0.77)	$(0.45)
Discontinued operations	—	—	—	0.01
Net loss	$(0.21)	$(0.31)	$(0.77)	$(0.44)
Basic weighted average common shares outstanding	17,652,839	12,973,964	16,781,195	13,665,609
Diluted weighted average common shares outstanding	17,652,839	12,973,964	16,781,195	13,665,609

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(3,746)	$(4,056)	$(12,927)	$(5,947)

Other comprehensive loss:
Changes in net unrealized investment gains (losses)	—	1	—	(21)
Reclassification to net loss	—	(16)	—	(175)
Other comprehensive loss	—	(15)	—	(196)
Total comprehensive loss	$(3,746)	$(4,071)	$(12,927)	$(6,143)

See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Deficit

($ in ‘000s)	Ordinary Voting Common Shares	Restricted Voting Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Share-holders’ Equity (Deficit)
Balance December 31, 2020	$37	$—	$81,840	$(3,000)	$(100,199)	$430	$(20,892)
Net loss	—	—	—	—	(2,550)	—	(2,550)
Other comprehensive loss	—	—	—	—	—	(171)	(171)
Share-based compensation	—	—	10	—	—	—	10
Balance March 31, 2021 (unaudited)	37	—	81,850	(3,000)	(102,749)	259	(23,603)
Net income	—	—	—	—	659	—	659
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Share-based compensation	—	—	156	—	—	—	156
Balance June 30, 2021 (unaudited)	37	—	82,006	(3,000)	(102,090)	249	(22,798)
Net loss	—	—	—	—	(4,056)	—	(4,056)
Other comprehensive loss	—	—	—	—	—	(15)	(15)
Shares issued on Credit Agreement	8	—	927	—	—	—	935
Share-based compensation	—	—	31	—	—	—	31
Balance September 30, 2021 (unaudited)	$45	$—	$82,964	$(3,000)	$(106,146)	$234	$(25,903)

Balance December 31, 2021	$45	$—	$83,086	$(3,000)	$(105,633)	$—	$(25,502)
Net loss	—	—	—	—	(4,151)	—	(4,151)
Shares issued on Credit Agreement	8	—	1,067	—	—	—	1,075
Equity component of Credit Agreement	—	—	352	—	—	—	352
Share-based compensation	—	—	30	—	—	—	30
Balance March 31, 2022 (unaudited)	53	—	84,535	(3,000)	(109,784)	—	(28,196)
Net loss	—	—	—	—	(5,030)	—	(5,030)
Shares issued on Credit Agreement	—	—	18	—	—	—	18
Equity component of Credit Agreement	—	—	2,206	—	—	—	2,206
Issuance of treasury shares	—	—	(3,000)	3,000	—	—	—
Share-based compensation	—	—	124	—	—	—	124
Balance June 30, 2022 (unaudited)	$53	$—	$83,883	$—	$(114,814)	$—	$(30,878)
Net loss	—	—	—	—	(3,746)	—	(3,746)
Equity component of Credit Agreement	—	—	2,301	—	—	—	2,301
Share-based compensation	1	—	35	—	—	—	36
Balance September 30, 2022 (unaudited)	$54	$—	$86,219	$—	$(118,560)	$—	$(32,287)
See accompanying Notes to Condensed Consolidated Financial Statements.

Atlas Financial Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

($ in ‘000s)	Nine months ended September 30,
	2022	2021
	(unaudited)
Operating activities:
Net loss	$(12,927)	$(5,947)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Income from discontinued operations, net of taxes	—	(165)
Depreciation and amortization	1,049	1,456
Share-based compensation expense	189	197
Amortization of intangible assets	90	293
Non-cash lease expense	219	485
Net realized (gains) losses	(1)	2,940
Amortization of financing costs	641	129
Forgiveness of Paycheck Protection Program loan	—	(4,601)
Net changes in operating assets and liabilities:
Premiums receivable, net	2,649	(3,971)
Due from deconsolidated affiliates	18,017	—
Other assets	255	343
Premiums payable	(3,416)	1,296
Operating lease liabilities	(206)	(647)
Due to deconsolidated affiliates	(19,957)	(79)
Other liabilities and accrued expenses	633	705
Net cash flows used in operating activities - continuing operations	(12,765)	(7,566)
Net cash flows used in operating activities - discontinued operations	—	(4,866)
Net cash flows used in operating activities	(12,765)	(12,432)
Investing activities:
Purchases of:
Property, equipment and other	—	(4)
Proceeds from sale of:
Property, equipment and other	1	12
Net cash flows provided by investing activities - continuing operations	1	8
Net cash flows provided by investing activities - discontinued operations	—	3,342
Net cash flows provided by investing activities	1	3,350
Financing activities:
Principal increase of senior notes	2,192	—
Proceeds from notes payable	6,700	2,000
Repayment of notes payable	—	(326)
Net cash flows provided by financing activities - continuing operations	8,892	1,674
Net cash flows provided by financing activities - discontinued operations	—	—
Net cash flows provided by financing activities	8,892	1,674

Net change in cash and cash equivalents and restricted cash - continuing operations	(3,872)	(5,884)

Cash and cash equivalents and restricted cash, beginning of period	5,911	13,554
Less: cash and cash equivalents of discontinued operations - beginning of period	—	3,029
Cash and cash equivalents and restricted cash of continuing operations, beginning of period	5,911	10,525
Cash and cash equivalents and restricted cash of continuing operations, end of period	$2,039	$4,641

Supplemental disclosure of cash information:
Cash paid for:

($ in ‘000s)	Nine months ended September 30,
	2022	2021
	(unaudited)
Income taxes	$—	$—
Interest	—	969
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
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full calendar year.
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
Seasonality
Our insurance business is seasonal in nature. Our ability to generate commission income is also impacted by the timing of policy effective periods in the states in which we operate and products provided by our business partners. For example, January 1st, March 1st and July 1st are common taxi cab renewal dates in jurisdictions in which our companies have written business historically.
Operating Segments
The Company operates in one business segment, the Managing General Agency segment.
2. New Accounting Standards
There have been no recent pronouncements or changes in pronouncements during the nine months ended September 30, 2022, as compared to those described in our Annual Report on Form 10-K for the twelve months ended December 31, 2021, that are of significance or potential significance to Atlas. Pertinent Accounting Standard Updates (“ASUs”) are issued from time to time by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as they become effective. All recently issued accounting pronouncements with effective dates prior to October 1, 2022 have been adopted by the Company.
3. Intangible Assets

Intangible Assets by Major Asset Class
($ in ‘000s)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net
As of September 30, 2022
Trade name and trademark	15 years	$1,800	$907	$—	$893

As of December 31, 2021
Trade name and trademark	15 years	$1,800	$817	$—	$983
Customer relationship	10 years	2,700	1,770	930	—
		$4,500	$2,587	$930	$983

4. Loss From Continuing Operations per Share

Computations of Basic and Diluted Loss per Common Share from Continuing Operations
($ in ‘000s, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic
Loss from continuing operations before income taxes	$(3,746)	$(4,070)	$(12,927)	$(6,112)
Income tax expense	—	—	—	—
Net loss attributable to common shareholders from continuing operations	$(3,746)	$(4,070)	$(12,927)	$(6,112)
Basic weighted average common shares outstanding	17,652,839	12,973,964	16,781,195	13,665,609
Loss per common share basic from continuing operations	$(0.21)	$(0.31)	$(0.77)	$(0.45)

Diluted
Basic weighted average common shares outstanding	17,652,839	12,973,964	16,781,195	13,665,609
Dilutive potential ordinary shares:
Dilutive stock options outstanding	—	—	—	—
Diluted weighted average common shares outstanding	17,652,839	12,973,964	16,781,195	13,665,609
Loss per common share diluted from continuing operations	$(0.21)	$(0.31)	$(0.77)	$(0.45)
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
The outstanding principal balance of the Term Loans (as defined herein) under the Credit Agreement (as defined herein) can be converted at any time into ordinary voting common shares, at the applicable Lender’s (as defined herein) discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ (as defined herein) discretion be paid in cash or converted into ordinary voting common shares at the same rate. As of November 8, 2022, no such conversion has taken place.
Atlas’ dilutive potential ordinary voting common shares consist of outstanding stock options to purchase ordinary voting common shares. The effects of these convertible instruments are excluded from the computation of earnings per common share diluted from continuing operations in periods in which the effect would be anti-dilutive. For the three and nine months ended September 30, 2022 and 2021, all exercisable stock options, warrants and conversion rights under the Credit Agreement were deemed to be anti-dilutive.

5. Contracts with Customers
The revenue included as commission income was $760,000 and $2.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively.
The balance of receivables related to contracts with customers, which is recorded as part of premiums receivable on the condensed consolidated statements of financial position, as of September 30, 2022 and December 31, 2021:

Components of Commission Receivables
($ in ‘000s)	September 30, 2022	December 31, 2021
Commission receivable, beginning of period	$2,551	$2,577
Commission revenue	2,232	5,923
Net change in cash received	(2,864)	(5,949)
Commission receivable, end of period	$1,919	$2,551

6. Income Taxes

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Continuing Operations
($ in ‘000s)	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$(787)	21.0%	$(855)	21.0%	$(2,715)	21.0%	$(1,284)	21.0
Provision for deferred tax assets deemed unrealizable (valuation allowance)	784	(20.9)	855	(21.0)	2,425	(18.8)	2,241	(36.7)
Nondeductible expenses	—	—	—	—	—	—	2	—
Stock compensation	3	(0.1)	—	—	290	(2.2)	7	(0.1)
Gain from debt extinguishment	—	—	—	—	—	—	(966)	15.8
Provision for income taxes for continuing operations	$—	—%	$—	—%	$—	—%	$—	—%

Reconciliation of U.S. Statutory Marginal Income Tax Rate to the Effective Tax Rate - Discontinued Operations
($ in ‘000s)	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Provision for taxes at U.S. statutory marginal income tax rate	$—	—%	$3	21.0%	$—	—%	$35	21.0%
Provision for deferred tax assets deemed unrealizable (valuation allowance)	—	—	(3)	(21.0)	—	—	(35)	(21.0)
Provision for income taxes for discontinued operations	$—	—%	$—	—%	$—	—%	$—	—%

Components of Income Tax Benefit - Continuing Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Current tax expense	$—	$—	$—	$—

Components of Income Tax Benefit - Discontinued Operations
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Current tax expense	$—	$—	$—	$—

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

Components of Deferred Income Tax Assets and Liabilities
($ in ‘000s)	September 30, 2022	December 31, 2021
Gross deferred tax assets:
Losses carried forward	$8,814	$6,657
Investment in affiliates	28,250	28,250
Bad debts	47	47
Fixed assets	608	437
Stock compensation	50	320
Other	1,126	670
Valuation allowance	(38,319)	(35,894)
Total gross deferred tax assets	576	487

Gross deferred tax liabilities:
Intangible assets	188	206
Other	388	281
Total gross deferred tax liabilities	576	487
Net deferred tax assets	$—	$—

Net Operating Loss Carryforward as of September 30, 2022 by Expiry
($ in ‘000s)
Year of Occurrence	Year of Expiration	Amount
2011	2031	$1
2012	2032	70
2015	2035	1
2017	2037	12,085
2018	Indefinite	8,245
2019	Indefinite	5,241
2020	Indefinite	4,687
2021	Indefinite	1,372
2022	Indefinite	10,270
Total		$41,972

Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which they can be utilized. When considering the extent of the valuation allowance on Atlas’ deferred tax assets, weight is given by management to both positive and negative evidence. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Based on Atlas’ cumulative loss in recent years and certain deferred tax assets subject to a yearly limitation under Section 382 which will likely result in expiration before utilization, Atlas has recorded a valuation allowance of $38.3 million and $35.9 million for its gross future deferred tax assets as of September 30, 2022 and December 31, 2021, respectively.
Atlas accounts for uncertain tax positions in accordance with the income taxes accounting guidance. Atlas has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Atlas believes that its federal and state income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal and state income tax positions have been recorded. Atlas would recognize interest expense and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. Atlas did not incur any federal income tax related interest income, interest expense or penalties for the three and nine months ended September 30, 2022 and 2021. Tax year 2018 and years thereafter are subject to examination by the Internal Revenue Service (“IRS”).
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

8. Property and Equipment

Property and Equipment Held
($ in ‘000s)	September 30, 2022	December 31, 2021
Buildings[1]	$—	$—
Land[1]	—	—
Building improvements[1]	—	—
Leasehold improvements	5	39
Internal use software	12,795	12,795
Computer equipment	1,630	1,842
Furniture and other office equipment	1,059	1,086
Total	$15,489	$15,762
Accumulated depreciation and amortization	(14,034)	(13,259)
Total property and equipment, net	$1,455	$2,503

1 Held for sale
Depreciation expense and amortization from continuing operations was $347,000 and $378,000 for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. For the year ended December 31, 2021, depreciation expense and amortization from continuing operations was $1.8 million.
During 2016, Atlas purchased a building and land to serve as its new corporate headquarters to replace its former leased office space. Atlas’ Chicago area staff moved into this space in late October 2017 and occupies approximately 70,000 square feet in the building. An unrelated tenant occupies the remaining office space in the building, pursuant to a lease agreement with American Insurance Acquisition, Inc. (“American Acquisition”), a subsidiary of Atlas. Rental income related to this lease agreement was $123,000 and $119,000 for the three months ended September 30, 2022 and 2021, respectively, and $369,000 and $357,000 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense related to the building and its improvements was $0 for each of the three months ended September 30, 2022 and 2021, and $0 and $284,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in depreciation expense for the corporate headquarters is a result of the held for sale status of the corporate headquarters.
On April 1, 2021, the Company transitioned the assets related to its corporate headquarters from long-lived asset held and used to long-lived assets held for sale. The Company engaged an independent third party that is actively marketing the sale of the corporate headquarters including the land, building, building improvements and contents including furniture and fixtures. The Company engaged an independent third party that performed a valuation of the corporate headquarters and determined the fair market value as $7.5 million as of March 4, 2022. The valuation of the corporate headquarters resulted in a net realized loss totaling $7.0 million for the year ended December 31, 2021. On August 2, 2022, the Company and the regulators of Illinois and New York, in their capacity as liquidators of the estates of the Company’s former insurance company subsidiaries as mortgagees (the “Insurance Regulators”), had agreed in principal to an auction sale process for the Company’s HQ, furnishing and fixtures and land. Details related to this agreement were disclosed via Form 8-K on August 4, 2022. The Company ran an auction for the building, contents and property during the week of October 3, 2022 with a confidential reserve price agreed with the Insurance Regulators. There was significant interest leading up to the auction, however, the bids did not reach the reserve and the property did not sell. The Company is continuing to work towards a sale of the property. For more information regarding the sale of the Company’s corporate headquarters, see Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”
Amortization expense recorded to internal-use projects in the post-implementation/operation stage was $302,000 for each of the three months ended September 30, 2022 and 2021, and $906,000 for each of the nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022 and 2021, the Company did not capitalize any projects in the application development stage.
Realized gains on disposals of fixed assets totaled $1,000 and $12,000 for the nine months ended September 30, 2022 and 2021, respectively. There were no gains or losses on disposals of fixed assets for each of the three months ended September 30, 2022 and 2021.

9. Share-Based Compensation
On January 6, 2011, Atlas adopted a stock option plan (“Stock Option Plan”) in order to advance the interests of Atlas by providing incentives to certain eligible employees and service providers, as approved by the Compensation Committee. In the second quarter of 2013, a new equity incentive plan (“2013 Equity Incentive Plan”) was approved by the Company’s common shareholders at the Annual General Meeting, and Atlas ceased to grant new stock options under the Stock Option Plan. The 2013 Equity Incentive Plan provided for the grant of the restricted stock, restricted stock units, stock options and other forms of equity incentives to eligible persons as part of their compensation. The 2013 Equity Incentive Plan was considered a continuation, and an amendment and restatement of the Stock Option Plan, although outstanding stock options issued pursuant to the Stock Option Plan continued to be governed by the terms of the Stock Option Plan. As of September 30, 2022, all outstanding stock options were issued under the 2013 Equity Incentive Plan.
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
Stock Options

Stock Option Activity
	Nine months ended September 30,
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,197,500	$2.63	181,500	$13.51
Granted	—	—	1,016,000	0.49
Exercised	—	—	—	—
Canceled	(520,500)	5.42	—	—
Outstanding, end of period	677,000	$0.49	1,197,500	$2.63

There are no stock options that are exercisable as of September 30, 2022. The stock option grants outstanding have a weighted average remaining life of 5.56 years and have a fair value of $0 as of September 30, 2022.
On March 12, 2015, the Board of Directors of Atlas granted equity awards of (i) 200,000 restricted stock grants for ordinary voting common shares of the Company and (ii) 200,000 options to acquire ordinary voting common shares to the executive officers of the Company as part of the Company’s annual compensation process. The awards were made under the Company’s 2013 Equity Incentive Plan. The awards vest in five equal annual installments of 20%, provided that an installment shall not vest unless an annual performance target based on specific book value growth rates linked to return on equity goals is met. In the event the performance target is not met in any year, the 20% installment for such year shall not vest, but such non-vested installment shall carry forward and can become vested in future years (up to the fifth year from the date of grant), subject to achievement in a future year of the applicable performance target for such year. For the three and nine months ended September 30, 2022 and 2021, no shares of either of the restricted stock grants for ordinary voting common shares or the options to acquire ordinary voting common shares vested due to not meeting annual performance targets. During 2020, 140,000 of the option awards were canceled as a result of not meeting the annual performance targets and an additional 53,500 options were canceled due to the departure of a former officer. During the first quarter of 2022, the remaining, 181,500 option awards were canceled as a result of not meeting the annual performance targets. The Monte-Carlo simulation model was used, for both the options and restricted stock grants for ordinary voting common shares, to estimate the fair value of compensation expense as a result of the performance based component of these grants. Utilizing the Monte-Carlo simulation model, the fair values were $1.5 million and $1.9 million for the options and restricted stock grants for ordinary voting common shares, respectively. This expense was amortized over the anticipated vesting period.
On April 22, 2021, the Company granted an aggregate of 1,016,000 options (“Options”) with an exercise price of $0.49 per common share of the Company to directors, managers, and executives pursuant to the Company’s 2013 Equity Incentive Plan. This exercise price is the average of the high bid and low asked prices on the date of the grant quoted on the OTC Bulletin

Board Service. The Options granted to management vest in three equal installments, with each installment vesting on the 1st, 2nd and 3rd anniversary of the date of the grant. The Options granted to independent directors vested immediately upon the date of the grant. The Options will expire on the seventh anniversary of the date of the grant. In the event of a change of control of the Company, or should a director’s or employee’s service with the Company be terminated other than for cause or voluntary resignation, any unvested Options will immediately vest. During the first nine months of 2022, 339,000 Options were canceled because the Options were not exercised after voluntary terminations. The estimated fair values of the Options are amortized to expense over the Options’ vesting period. The Company estimated the fair value of the Options at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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
On September 12, 2022, the Company awarded 100,000 restricted stock unit grants for ordinary voting common shares of the Company to each of its external directors as part of their compensation. The awards were valued at $11,000 per external director and vest over a two-year period.
Restricted Shares

Restricted Stock Grants for Ordinary Voting Common Shares and Restricted Share Unit Activity
	Nine months ended September 30,
	2022		2021
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Non-vested, beginning of period	$—	$—	$3,301	$10.22
Granted	200,000	0.11	—	—
Vested	—	—	(3,301)	0.12
Canceled	—	—	—	—
Non-vested, end of period	$200,000	$0.11	$—	$—

In accordance with Accounting Standards Codification (“ASC”) 718 (Stock-Based Compensation), Atlas has recognized share-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Share-based compensation expense is a component of other underwriting expenses on the condensed consolidated statements of operations. Atlas recognized $35,000 and $31,000 in share-based compensation expense, including income tax expense, for the three months ended September 30, 2022 and 2021, respectively, and $189,000 and $197,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $21,000 of unrecognized total compensation expense related to restricted stock and restricted stock units for ordinary voting common shares.
10. Other Employee Benefit Plans
Defined Contribution Plan
Atlas has a defined contribution 401(k) plan covering all qualified employees of Atlas and its subsidiaries. Contributions to this plan are limited based on IRS guidelines. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 2.5% of annual earnings, for a total maximum expense of 3.75% of annual earnings per participant. Atlas’ matching contributions are discretionary. Employees are 100% vested in their own contributions and vest in Atlas contributions based on years of service equally over 5 years with 100% vested after 5 years. There were no Company contributions for either of the three and nine months ended September 30, 2022 and 2021. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
Employee Stock Purchase Plan
The Atlas Employee Stock Purchase Plan (“ESPP”) encourages employee interest in the operation, growth and development of Atlas and provides an additional investment opportunity to employees. Full time and permanent part time employees working more than 30 hours per week are allowed to invest up to 7.5% of adjusted salary in Atlas ordinary voting common shares. Atlas may match up to 100% of the employee contribution up to 2.5% of annual earnings, plus 50% of additional contributions up to 5% of annual earnings, for a total maximum expense of 5% of annual earnings per participant. Atlas’ matching contributions are discretionary. Atlas also pays all administrative costs related to this plan. Atlas incurred no costs related to the matching portion of the ESPP for either of the three and nine months ended September 30, 2022 and 2021. The matching portion of this plan was suspended until further notice during the third quarter of 2020.
11. Share Capital and Mezzanine Equity
Share Capital

Share Capital Activity
		September 30, 2022			December 31, 2021
	Shares Authorized[1]	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)	Shares Issued	Shares Outstanding	Amount ($ in ‘000s)
Ordinary voting common shares	800,000,001	17,652,839	17,652,839	$54	15,052,839	14,797,334	$45
Restricted voting common shares	33,333,334	—	—	—	—	—	—
Total common shares	833,333,335	17,652,839	17,652,839	$54	15,052,839	14,797,334	$45

During the nine months ended September 30, 2022, the Company issued (i) 2,600,000 ordinary voting common shares in connection with the Delayed Draws (as defined herein) pursuant to the Credit Agreement and (ii) 255,005 treasury shares to the officers as equity compensation. During the year ended December 31, 2021, the Company issued 2,804,041 ordinary voting common shares of which 2,750,000 ordinary voting common shares were issued upon execution of the Credit Agreement, as a set-up fee for the Term Loan facility, 50,740 ordinary voting common shares were issued under the near term incentive program, and 3,301 ordinary voting common shares were issued as a result of the vesting of RSUs.
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
Convertible Senior Secured Delayed-Draw Credit Agreement
The outstanding principal balance of the Term Loans can be converted at any time into ordinary voting common shares, at the applicable Lender’s discretion, at a rate of $0.35 per share, except that paid-in-kind interest included in the amount presented by a Lender for conversion may, at the Borrowers’ discretion, be paid in cash or converted into ordinary voting common shares at the same rate. As of November 8, 2022, no such conversion has taken place.
Mezzanine Equity
There were no preferred shares outstanding as of September 30, 2022 and December 31, 2021.

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
Certain agreements include an option to extend or renew the lease term at our option. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of September 30, 2022 or 2021.

Lease Expense
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating leases	$6	$169	$179	$507
Variable lease cost	—	12	9	195
Total	$6	$181	$188	$702

Other Operating Lease Information
($ in ‘000s)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$6	$181	$195	$702
Right-of-use assets obtained in exchange for new lease liabilities	—	—	—	—
Total	$6	$181	$195	$702

The following table presents the undiscounted contractual maturities of the Company’s operating lease liability:

Contractual Operating Lease Liabilities
($ in ‘000s)	As of September 30, 2022
Remainder of 2022	$4
2023	15
Total lease payments	$19
Impact of discounting	(1)
Operating lease liability	$18

Supplemental Balance Sheet Disclosures
($ in ‘000s)
Lease Component	Balance Sheet Classification	As of September 30, 2022
Lease right-of-use asset	Right-of-use asset	$18

Weighted-average remaining lease term		1.0 year
Weighted-average discount rate		6.6%

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
Pursuant to the terms of the Note Restructuring, on April 14, 2022, the Restructuring Effective Date (as defined in the RSA) occurred, and the Company canceled the Notes and exchanged the Notes for the Company’s 6.625%/7.25% Senior Unsecured PIK Toggle Notes due 2027 (the “New Notes”). The New Notes have an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid in kind (“PIK”). As a result of the PIK feature, the New Notes were issued in denominations of $1, and each holder of a Note received, for each Note exchanged, New Notes in an aggregate principal amount equal to $25 plus the accrued but unpaid interest related to the exchanged Note. The terms of the New Notes are governed by an indenture, dated as of April 26, 2017 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee, as supplemented by a First Supplemental Indenture thereto, dated as of April 26, 2017 (the “First Supplemental Indenture”), and a Second Supplemental Indenture thereto, dated as of April 14, 2022 (the “Second Supplemental Indenture”), between the Company and the Trustee. The Company intends to utilize the extended maturity of the New Notes to execute on its technology and analytics driven MGA strategy, with the objective of creating value for all stakeholders. The New Notes were issued in reliance on the exemption to registration provided by section 1145 of the Bankruptcy Code, except with respect to those New Notes issued to an “underwriter” as defined in section 2(a)(11) of the Securities Act under section 1145(b) of the Bankruptcy Code that will be subject to certain restrictions upon resale, and the authorization of the Bankruptcy Court pursuant to the Recognition and Enforcement Order; however, the Company intends to use its best efforts to seek registration of the New Notes following the Note Restructuring subject to any applicable rules or restrictions that may apply.
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

Mortgage
On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. The mortgage is secured by the Company’s headquarters and was previously eliminated in consolidation. The mortgage balances payable at each of September 30, 2022 and December 31, 2021 were $8.0 million. The Company is evaluating alternatives to expedite the sale of the Company’s headquarters, which as disclosed in Note 8, as of the date of this report is currently held at the Company’s best estimate of fair value of $7.5 million, which may include a disposition without any financial benefit or incremental liability to the Company other than the elimination of ongoing building related operational expenses and real estate taxes, some of which have been deferred. For more information regarding this mortgage, See Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”
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

Credit Agreement
On September 1, 2021, the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Convertible Senior Secured Delayed-Draw Credit Agreement (as amended February 2, 2022, March 25, 2022 and from time to time as discussed below, the “Credit Agreement”), agented by Sheridan Road Partners, LLC (in such capacity, the “Agent”), with certain Supporting Noteholders named therein as lenders (the “Lenders”), pursuant to which the Lenders made available to the Borrowers an aggregate principal amount up to $3,000,000 (the “Term Loans”). The Credit Agreement provides for an initial advance of $2 million in Term Loans and up to $1 million of additional delayed draws (the “Delayed Draws”) within 18 months of closing, in each case, subject to the satisfaction or waiver of certain funding conditions and the other terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the Note Restructuring. Interest will accrue on the funded Term Loans at 12.0% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14.0% per annum and will be payable only in cash. The term of the Term Loan facility is 24 months. In October 2021 and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans and, in March 2022, the Lenders advanced $1 million of Delayed Draws under the Term Loans, in each case despite the fact that not all of the funding conditions had been met.
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
On June 9, 2022, the Company entered into a third amendment of the Credit Agreement that increased the Term Loans to $6,200,000 and extended the maturity date to June 30, 2024.
On June 29, 2022, the Company and Borrowers, entered into a Term Loan Commitment (the “Commitment Letter”) with certain lenders party thereto (the “Commitment Lenders”), whereby the Commitment Lenders agreed to make an additional $1 million in principal amount of additional Term Loans (the “Committed Loans”) to the Borrowers related to the Credit Agreement. In connection with this Commitment Letter, the Company issued 100,000 ordinary voting common shares to the Commitment Lenders. Pursuant to the Commitment Letter, the Committed Loans would be loaned within ten days after the Effective Date (as defined below), and such Committed Loans would be made pursuant to the terms of the Credit Agreement. The Committed Loans are subject to certain conditions, including (i) the delivery of the closing documents required pursuant to the Credit Agreement, and (ii) that no material adverse changes with respect to the Borrowers shall have occurred following the date of the Commitment Letter, (iii) that the Settlement Agreement (as defined below) be fully executed within 21 days from the date of the Commitment Letter (the “Execution Condition”), and (iv) that the Effective Date occur within 45 days from the date of the Commitment Letter (the “Effective Date Condition” and, with the Execution Condition, the “Settlement Agreement Conditions”). On July 19, 2022, the Commitment Lenders agreed to extend the Settlement Agreement Conditions by fifteen (15) days, and the Settlement Agreement was fully executed on August 2, 2022.
On September 6, 2022, the Company entered into a fourth amendment of the Credit Agreement that increased the Term Loans to $7,200,000, as contemplated by the Commitment Letter.
On October 31, 2022, the Company entered into a fifth amendment of the Credit Agreement that increased the Term Loans to $7,950,000.
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
After the Delayed Draws in March 2022, Management engaged an independent third-party valuation firm which determined the fair value of the Credit Agreement conversion option using Black-Scholes modeling. The fair value of the liability portion following the Delayed Draws in September 2022 was determined to be $1.2 million and was deducted from the $7.2 million draw amount. The equity component of the Credit Agreement will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company recorded a fee related to the Credit Agreement which totaled $2.0 million, which was the fair value of the shares issued portion in connection with the Credit Agreement. This non-cash fee had been recorded as an asset in the Company’s condensed consolidated statements of financial position until the full amount of the draws were received by the Company. The unamortized potion of the fee was transferred to a liability and is the unamortized debt discount. The amortization is being expensed on a straight-line basis over the contractual term of the Credit Agreement. During the three and nine months ended September 30, 2022, the Company recorded amortization totaling $145,000 and $530,000, respectively.

Liability and Equity Components of Credit Agreement
($ in ‘000s)	September 30, 2022
Liability component:
Principal amount	$1,168
Unamortized debt discount	(212)
Net carrying amount	$956

Carrying amount of equity component	$4,939

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

Interest expense on notes payable was $801,000 and $556,000 for the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Notes Payable Outstanding
($ in ‘000s)	September 30, 2022	December 31, 2021
6.625%/7.25% Senior Unsecured PIK Toggle Notes due April 27, 2027	$27,192	$25,000
12.0% Credit Agreement, net of discount, due June 30, 2024	956	224
5.0% Mortgage due November 10, 2026	7,950	7,950
Total outstanding borrowings	36,098	33,174
Unamortized issuance costs	—	(72)
Total notes payable	$36,098	$33,102

15. Deconsolidation and Discontinued Operations
Deconsolidation
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
On August 2, 2022, American Acquisition entered into the Settlement Agreement with the Insurance Liquidators, with the Insurance Regulators serving as liquidators in connection with the previously announced liquidation of the Insurance Subsidiaries. For more information on the Settlement Agreement, see Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations.”
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

Summary financial information for Global Liberty included in income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 is presented below:

Income from Discontinued Operations
($ in ‘000s)	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Net premiums earned	$2,464	$7,765
Net investment loss	(13)	(106)
Net realized gains	10	155
Other income	7	7
Total revenue	2,468	7,821
Net claims incurred	3,532	5,980
Acquisition costs	(1,685)	(280)
Other underwriting expenses	607	1,956
Total expenses	2,454	7,656
Income from operations before income taxes	14	165
Income tax benefit	—	—
Net income	$14	$165

Statement of Comprehensive Loss
($ in ‘000s)	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Net income	$14	$165

Other comprehensive loss:
Changes in net unrealized investments losses	1	(21)
Reclassification to net (loss) income	(16)	(175)
Other comprehensive loss	(15)	(196)
Total comprehensive loss	$(1)	$(31)

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
In complying with the requirements under ASC 205-40 to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including (1) uncertainty around the continued impact of the COVID-19 pandemic on the Company’s operations and consolidated financial results, (2) recurring operating losses for fiscal periods through September 30, 2022, (3) the Company’s negative equity, and (4) the Company’s working capital limitations. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for the 12-month period following the date of the issuance of the September 30, 2022 interim financial statements.
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
Management believes that the Company’s capital requirements will depend on many factors, including the success of the Company’s business development efforts. Through September 30, 2022, cash flow from operations was negative as business continues to recover following the COVID-19 pandemic, and the Company expects that cash flow from operations, including holding company expenses, will be negative for the balance of the year. As a result, the Company will need to rely on cash on hand and incremental sources of capital to maintain its current infrastructure and headcount. The Company has been actively pursuing numerous additional sources of capital following the successful bond exchange. Subject to the availability of additional capital, the Company is considering alternatives, including a significant reduction in the size and scope of the organization or the sale of certain assets. Management believes the Company will most likely need to raise additional capital for working capital purposes based on the current business recovery trajectory. However, there is no assurance that such financing will be available. Should a significant reduction in the Company’s operations be deemed necessary to reduce operating expenses, there can be no assurances that we will be able to benefit from a market recovery in addition to maintaining our obligations relative to existing business. The conditions described above raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or will not have a significant dilutive effect on the Company’s existing shareholders. In the absence of the successful execution of one or more of the alternatives discussed above, we have therefore concluded that there is substantial doubt about our ability to continue as a going concern for the 12 month period following of the date of the issuance of the September 30, 2022 interim financial statements.
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
17. Subsequent Events
On October 31, 2022, the Company entered into a fifth amendment of the Credit Agreement which increased the Term Loans to $7,950,000. For more information on the Credit Agreement, see Note 14.

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
The sector on which we traditionally focused was comprised of taxi cabs, non-emergency para-transit, limousine, livery, including certain full-time TNC drivers/operators, and business auto. Our goal is to always be the preferred specialty insurance business in any geographic areas where our value proposition delivers benefit to all stakeholders. AGMI distributes our products through a network of independent retail agents and actively wrote insurance in 34 states and the District of Columbia during the first nine months of 2022. We embrace continuous improvement, analytics and technology as a means of building on the strong heritage our subsidiary companies cultivated in the niche markets we serve.

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
On June 29, 2022, the Company and Borrowers, entered into the Commitment Letter with the Commitment Lenders, whereby the Commitment Lenders agreed to make the Committed Loans to the Borrowers related to the Credit Agreement. In connection with this Commitment Letter, the Company issued 100,000 ordinary voting common shares to the Commitment Lenders. Pursuant to the Commitment Letter, the Committed Loans would be loaned within ten days after the Effective Date, and such Committed Loans would be made pursuant to the terms of the Credit Agreement. The Committed Loans are subject to certain conditions, including (i) the delivery of the closing documents required pursuant to the Credit Agreement, (ii) that no material adverse changes with respect to the Borrowers shall have occurred following the date of the Commitment Letter, (iii) the Execution Condition, and (iv) the Effective Date Condition. On July 19, 2022, the Commitment Lenders agreed to extend the Settlement Agreement Conditions by fifteen (15) days.
On August 2, 2022, American Acquisition entered into the Settlement Agreement with the Insurance Regulators, with the Insurance Regulators serving as liquidators in connection with the previously announced liquidation of the Insurance Subsidiaries. The Settlement Agreement was subject to court approval in both Illinois and New York (each, a “Supervising Court Approval”) and certain provisions became effective on August 25, 2022 (the “Effective Date”), upon receipt of both Supervising Court Approvals.
Pursuant to the Settlement Agreement, within thirty (30) days after the Effective Date, American Acquisition will initiate a sale of the Company’s headquarters building via an auction process will be undertaken with a confidential reserve price agreed between American Acquisition and the Insurance Regulators (the “Sale”). American Acquisition and the Insurance Regulators believed that such an auction could expedite the sale of this property, which has been held for sale since April 1, 2021. The proceeds of the Sale will be allocated as follows: (i) to the payment of all normal and customary costs of selling the real estate, including, without limitation, any sales commission owed to the auctioneer; (ii) to the payment of all past due real estate taxes on account of the real estate; (iii) to the payment of all real estate taxes on account of the real estate due for the current year, prorated through the date of closing; (iv) to the payment of any mortgage liens held by the estates of the Insurance Subsidiaries, as described in the Settlement Agreement; (v) to the holders of any liens or claims on the real estate that are subordinate in priority to holders of the mortgage liens referenced in clause (v); and (vi) to American Acquisition.
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
Immediately after the Supervising Court Approval in Illinois was obtained, American Acquisition caused AGMI to pay to the Liquidator the sum of $151,000 representing a portion of the employee retention credit refund payment previously received by AGMI.
The Settlement Agreement also includes a mutual release between American Acquisition and the Liquidator, including, without limitation, with respect to the mortgage as described in the Settlement Agreement, and a confirmation that no admission of liability is being made by any party to the Settlement Agreement.
On September 6, 2022, the Company entered into a fourth amendment of the Credit Agreement which increased the Term Loans to $7,200,000. On September 7, 2022, the $1,000,000 of additional Term Loans were funded and the Company used the additional $1,000,000 of Term Loans to make the $1 Million Payment. Following the $1 Million Payment, on September 7,

2022, the Liquidator terminated and released its security interest in 49% of the equity interest in AGMI. On September 7, 2022, pursuant to the terms of the Credit Agreement, the Borrowers granted to the Agent for the benefit of the Lenders, a first-priority perfected security interest in the assets of, and the equity interests in, AGMI to secure the payment in full of the Term Loans and all other obligations under the Credit Agreement and related loan documentation. Such security included an equity pledge granted by American Acquisition in favor of the Agent, on behalf of the Lenders, in AGMI. As previously disclosed, upon payment in full of the Term Loans, the security interest granted by the Borrowers in favor of the Agent, on behalf of the Lenders, with respect to AGMI and certain other subsidiaries of the Company would be terminated and released.
On September 27, 2022, the Company, two of its executive officers and the plaintiffs reached an agreement in principle to settle an action brought by the plaintiffs for a settlement payment of $5 million to be paid by the Company’s insurers. For more information on the Company’s legal proceedings, see “Part II, Item 1, Legal Proceedings”.
During the week of October 3, 2022, the Company ran an auction for the building, contents and property with a confidential reserve price agreed with the Insurance Regulators in their capacity as liquidators of the Company’s former insurance company subsidiaries as mortgagees. There was significant interest leading up to the auction, however, the bids did not reach the reserve and the property did not sell. The Company continues to pursue a sale of the property.
On October 31, 2022, the Company entered into a fifth amendment of the Credit Agreement which increased the Term Loans to $7,950,000. The $750,000 of additional Term Loans was funded on November 1, 2022 and is expected to be used for general corporate purposes.

II. Operating Results
Highlights
•Commission income was $760,000 for the three months ended September 30, 2022, a decrease of 62.9% from $2.0 million for the three months ended September 30, 2021. Commission income from go-forward taxi, livery and business auto production was $760,000, an increase of 27.7% from $595,000 for the three months ended September 30, 2021.
•Total revenue was $1.1 million for the three months ended September 30, 2022, a decrease of 40.0% from $1.8 million for the three months ended September 30, 2021.
•Loss from operating activities was $3.3 million in each of third quarter 2022 and third quarter 2021.
•Net loss from continuing operations was $3.7 million, or $0.21 per common share diluted, in third quarter 2022 compared to net loss from continuing operations of $4.1 million, or $0.31 per common share diluted, in third quarter 2021.
•Net income from discontinued operations was $0, or $0.00 earnings per common share diluted, in third quarter 2022 compared to net income from discontinued operations of $14,000, or $0.00 earnings per common share diluted, in third quarter 2021.

Consolidated Performance
($ in ‘000s, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Commission income	$760	$2,046	$2,232	$5,530
Underwriting expense:
Acquisition costs	398	1,105	1,312	2,954
Share-based compensation	35	31	189	197
Other underwriting expenses	3,582	4,161	12,907	11,286
Total underwriting expenses	4,015	5,297	14,408	14,437
Loss from operating activities, before income taxes	(3,255)	(3,251)	(12,176)	(8,907)
Interest expense, net	(801)	(556)	(2,174)	(1,639)
Forgiveness of PPP Loan	—	—	—	4,601
Realized gains (losses) and other income	310	(263)	1,423	(167)
Net loss before income taxes	(3,746)	(4,070)	(12,927)	(6,112)
Income tax expense	—	—	—	—
Income from discontinued operations, net of tax	—	14	—	165
Net loss	$(3,746)	$(4,056)	$(12,927)	$(5,947)

Key Financial Ratios
Continuing operations loss per common share diluted	$(0.21)	$(0.31)	$(0.77)	$(0.45)

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
Commission income for the three months ended September 30, 2022 totaled $760,000 compared to $2.0 million for the three months ended September 30, 2021. The decrease was mainly attributed to the following:

Commission Income
($ in ‘000s)	Three months ended September 30,
	2022	2021	$ Change	% Change
Continuing programs	$760	$595	$165	27.7%
Expiring programs	—	1,032	(1,032)	(100.0)
Global Liberty	—	419	(419)	(100.0)
Total	$760	$2,046	$(1,286)	(62.9)%

•$165,000 increase in commission income relating to ongoing programs;
•$1.0 million decrease in commission income as a result of our no longer generating new paratransit business following the sale of renewal rights in November 2021; and
•$419,000 decrease in commission income related to the liquidation of Global Liberty.

Commission income for the nine months ended September 30, 2022 totaled $2.2 million compared to $5.5 million for the nine months ended September 30, 2021. The decrease was mainly attributed to the following:

Commission Income
($ in ‘000s)	Nine months ended September 30,
	2022	2021	$ Change	% Change
Continuing programs	$2,482	$1,338	$1,144	85.5%
Expiring programs	8	2,902	(2,894)	(99.7)
Global Liberty	—	1,290	(1,290)	(100.0)
Sliding-scale adjustments	(258)	—	(258)	—
Total	$2,232	$5,530	$(3,298)	(59.6)%

•$1.1 million increase in commission income relating to ongoing programs;
•$2.9 million decrease in commission income as a result of our no longer generating new paratransit business following the sale of renewal rights in November 2021;
•$1.3 million decrease in commission income related to the liquidation of Global Liberty; and
•$258,000 decrease in commission income related to the return of commissions resulting from a preliminary sliding scale analysis.
Geographic Concentration

Gross Premiums Produced by State
($ in ‘000s)	Three months ended September 30,
	2022		2021
California	$3,655	90.0%	$3,501	31.5%
Missouri	106	2.6	48	0.4
Virginia	75	1.8	960	8.6
Other	225	5.6	6,603	59.4
Total	$4,061	100.0%	$11,112	100.0%

Gross Premiums Produced by State
($ in ‘000s)	Nine months ended September 30,
	2022		2021
California	$8,376	63.0%	$7,399	20.5%
Minnesota	1,665	12.5	1,810	8.3
Nevada	1,409	10.6	1,363	4.5
Other	1,838	13.9	19,587	64.9
Total	$13,288	100.0%	$30,159	98.3%

Acquisition Costs
Acquisition costs for the three months ended September 30, 2022 were $398,000 compared to $1.1 million for the three months ended September 30, 2021, respectively, and represent commissions paid to retail agents who sell insurance policies. The decrease in acquisition costs resulted from the decrease in production of $7.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Acquisition costs for the nine months ended September 30, 2022 were $1.3 million compared to $3.0 million for the nine months ended September 30, 2021, respectively. The decrease in acquisition costs resulted from the decrease in production of $16.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other Underwriting Expenses
Other underwriting expenses for the three months ended September 30, 2022 and 2021 were $3.6 million and $4.1 million, respectively. The significant variance for the three months ended September 30, 2022 compared to 2021 are attributable to the following:

Other Underwriting Expenses
($ in ‘000s)	Three months ended September 30,
	2022	2021	$ Change	Description of Change
Shared services	$—	$(91)	$91	Reduction of shared services related to Global Liberty.
Salary and benefits	1,844	2,249	(405)	Decrease related to the reduction in force.
CARES Act	—	(450)	450	Benefit elimination related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act.
Other expenses	813	1,018	(205)	Decrease mainly attributed to software and corporate insurance offset by purchases of computer equipment.
Building and occupancy costs	170	237	(67)	Increase in building costs related to real estate tax estimates offset by a reduction in rent expense related to the non-renewal of the Company’s New York office lease.
Credit Agreement	184	39	145	Increase in amortization costs related to the timing of when the Company entered the Credit Agreement.
Professional fees	229	714	(485)	Decrease related to additional legal fees incurred in Q3 2021 in connection with the bond exchange but not in Q3 2022.
Depreciation and amortization	347	378	(31)	Decrease mainly attributed to a portion of the Company’s software and EDP equipment becoming fully depreciated.
Total	$3,587	$4,094	$(507)

Other underwriting expenses for the nine months ended September 30, 2022 and 2021 were $13.0 million and $11.2 million, respectively. The variance for the nine months ended September 30, 2022 compared to 2021 are attributable to the following:

Other Underwriting Expenses
($ in ‘000s)	Nine months ended September 30,
	2022	2021	$ Change	Description of Change
Shared services	$—	$(989)	$989	Reduction of shared services related to Global Liberty.
Salary and benefits	5,722	6,720	(998)	Decrease related to the reduction in force.
CARES Act	—	(1,801)	1,801	Benefit elimination related to the Employee Retention Credit of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit (and the availability of certain advance payments of the tax credits) under section 2301 of the CARES Act.
Other expenses	2,338	3,043	(705)	Decrease mainly attributed to reduction of software expenses, subscriptions, and director fees, offset by increases in corporate insurance.
Building and occupancy costs	1,245	1,085	160	Increase in building costs related to real estate tax estimates offset by a reduction in rent expense related to the non-renewal of the Company’s New York office lease.
Credit Agreement	569	39	530	Increase in amortization costs related to the timing of when the Company entered the Credit Agreement.
Professional fees	2,083	1,637	446	Increase related to additional legal and other professional fees associated with the Credit Agreement in 2022 compared with 2021.
Depreciation and amortization	1,049	1,456	(407)	Decrease mainly attributed to the held for sale status of the corporate headquarters.
Total	$13,006	$11,190	$1,816

Interest Expense, net
Interest expense related to the Notes and the New Notes for the three and nine months ended September 30, 2022 was $501,000 and $1.5 million, respectively compared to $470,000 and $1.4 million during the three and nine months ended September 30, 2021, respectively. On November 10, 2016, American Acquisition entered into a ten-year 5.0% fixed rate mortgage agreement with the Insurance Subsidiaries totaling $10.7 million with principal and interest payments due monthly. Interest expense for the three and nine months ended September 30, 2022 was $100,000 and $298,000, respectively, compared to $81,000 and $248,000 during the three and nine months ended September 30, 2021, respectively. Prior to October 1, 2021, the interest expense payments to Global Liberty had been eliminated in consolidation. On May 1, 2020, American Acquisition entered into the First PPP Loan pursuant to the CARES Act that bears interest at a rate of 1.0% per annum. Interest income on the First PPP Loan for each of the three and nine months ended September 30, 2022 was $0 compared to $0 and $32,000 during the three and nine months ended September 30, 2021, respectively. On February 7, 2021, American Acquisition entered into the Second PPP Loan pursuant to the PPP Rules that bears interest at a rate of 1.0% per annum. Interest expense on the Second PPP Loan for each of the three and nine months ended September 30, 2022 was $0 compared to $5,000 and $13,000 during the three and nine months ended September 30, 2021, respectively. On September 1, 2021, the Company entered into the Credit Agreement that had an interest rate of 12% per annum. Interest expense related to the Credit Agreement for the three and nine months ended September 30, 2022 totaled $200,000 and $353,000, respectively. For more information on the senior unsecured notes and the Credit Agreement, see “Part 1, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements.
Other Income
Atlas recorded other income of $310,000 and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease is related primarily to a decrease in professional services revenue.
Income Taxes
For both the three and nine months ended September 30, 2022 and 2021, Atlas recorded income tax benefit of $0. Atlas maintains a 100% valuation allowance on the Company’s net deferred tax assets.

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
Net Loss and Loss per Common Share
Atlas had net loss of $3.7 million and $12.9 million during the three and nine months ended September 30, 2022, respectively, compared to net loss of $4.1 million and $5.9 million during the three and nine months ended September 30, 2021, respectively. Loss per common share diluted was $0.21 and $0.77 for the three and nine months ended September 30, 2022, respectively, compared to net loss per common share diluted of $0.31 and $0.45 for the three and nine months ended September 30, 2021, respectively.

III. Financial Condition
Deficit and Book Value per Common Share

Book Value per Common Share
($ in ‘000s, except for share and per share data)	September 30, 2022	December 31, 2021
Common deficit	$(32,287)	$(25,502)
Common shares:
Common shares outstanding	17,652,839	14,797,334
Restricted stock units	200,000	—
Total common shares	17,852,839	14,797,334
Book value per common share outstanding	$(1.81)	$(1.72)
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
On August 31, 2021, the Company entered into the RSA with certain holders of the Notes memorializing the agreed-upon term of the Note Restructuring. Pursuant to the Note Restructuring, on April 14, 2022, the Notes were canceled and the New Notes were issued in exchange on April 14, 2022, ahead of the Notes’ scheduled maturity date of April 26, 2022. The accrued but unpaid interest on the Notes as of April 14, 2022 was capitalized and added onto the principal of the New Notes. The New Notes have a maturity date of April 27, 2027. The New Notes are unsecured, bearing an interest rate of 6.625% per annum, if paid in cash, and 7.25% per annum, if paid-in-kind, with a paid-in-kind option allowing the Company to pay interest in kind of up to two years from the date the New Notes are issued. Additionally, the Company has the option to redeem the New Notes after three years at the principal amount to be redeemed as well as the option to redeem New Notes in an amount related to capitalized PIK interest on the New Notes, plus any accrued but unpaid interest, in each case, with no penalty.
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

On September 1, 2021, the Company and the Borrowers, entered into the Credit Agreement with the Agent and the Lenders, pursuant to which the Lenders made available to the Borrowers an aggregate principal amount of up to $3,000,000 Term Loans. The Credit Agreement provides for an initial advance of $2 million in Term Loans and up to an additional $1 million of Delayed Draws within 18 months of closing, in each case, subject to the satisfaction or waiver of certain funding conditions and the other terms and conditions set forth in the Credit Agreement. The Borrowers may use the proceeds of the Term Loans for payments of certain agreed upon permitted expenditures, which include expenses expected to be incurred in connection with the Note Restructuring. Interest will accrue on the funded Term Loans at 12% per annum and may be paid, at the Borrowers’ option, in cash or in kind; provided, that upon the occurrence and during the continuance of an event of default, the interest rate will be increased to 14% per annum and will be payable only in cash. The original term of the Term Loan facility was 24 months. In October 2021, and January 2022, the Lenders advanced an aggregate of $2 million of the Term Loans, in March 2022, the Lenders advanced $1 million, in June 2022, the Lenders advanced $3.2 million; and in September 2022 the Lenders advanced $1.0 million of additional Term Loans and extended the maturity date of the Term Loan to June 30, 2024, in each case despite the fact that not all of the funding conditions had been met. The Lenders also advanced $750,000 of additional Term Loans in November 2022, despite the fact that not all of the funding conditions had been met.
For more information on the Note Restructuring and the Credit Agreement, see “Part I, Item 1, Note 14, Notes Payable,” in the Notes to Condensed Consolidated Financial Statements and “Part I, Item 2, Management’s Discussion and Analysis”.

Summary of Cash Flows
($ in ‘000s)	Nine months ended September 30,
	2022	2021
Net cash flows used in operating activities	$(12,765)	$(12,432)
Net cash flows provided by investing activities	1	3,350
Net cash flows provided by financing activities	8,892	1,674
Net decrease in cash	$(3,872)	$(7,408)

Cash used in operations during the nine months ended September 30, 2022 was $12.8 million, compared to $12.4 million during the nine months ended September 30, 2021. The change in cash used in the nine months ended September 30, 2022 resulted from the change in operating assets and liabilities used for managing general agency operations.
Cash provided by investing activities during the nine months ended September 30, 2022 was $1,000 and resulted from the net sales of fixed assets. Cash provided by investing activities during the nine months ended September 30, 2021 was $3.4 million and resulted from the net sales and maturities of fixed income securities that related to discontinued operations.
Cash provided in financing activities during the nine months ended September 30, 2022 was a result of the Company’s draws under the Credit Agreement (see “Part I, Item 1, Note 14, Notes Payable”) and increased principal of the New Notes. Cash provided by financing activities during the nine months ended September 30, 2021 was a result of the Company receiving a Second PPP Loan offset by mortgage payments made to the ASI Pool Companies.
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

Atlas did not declare or pay any dividends to its common shareholders during the nine months ended September 30, 2022 or during the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, our president and chief executive officer and vice president and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our vice president and chief financial officer to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 27, 2022, the parties reached an agreement in principle to settle the action for a settlement payment of $5 million to be paid by the Company’s insurers. The settlement is subject to the negotiation and execution of a definitive stipulation of settlement and approval by the court after providing notice to members of the putative class. The defendants deny that they committed any violation of law or engaged in any wrongdoing with respect to any of the matters alleged in the complaint.
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
Item 1A. Risk Factors
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 29, 2022, the Company and Borrowers, entered into the Commitment Letter with Commitment Lenders, whereby the Commitment Lenders agreed to make the Committed Loans to the Borrowers related to the Credit Agreement. In connection with this Commitment Letter, on June 30, 2022, the Company issued an aggregate of 100,000 ordinary voting common shares (the “Commitment Shares”) to the Commitment Lenders, for no additional consideration. The Committed Loans were funded on September 7, 2022, pursuant to the terms of the Credit Agreement. The Commitment Shares were issued to the Commitment Lenders in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 promulgated under the Securities Act.
Except as set forth above and as previously reported on our Current Reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 31, 2021, there were no unregistered sales of equity securities by the Company during the quarter ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
Except as previously reported on our Current Reports on Form 8-K, there were no defaults upon senior securities by the Company during the quarter ended September 30, 2022.
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

10.2
Amendment No. 4 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated September 6, 2022, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein* (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2022).

10.3
Amendment No. 5 to Convertible Senior Secured Delayed-Draw Credit Agreement, dated October 31, 2022, by and among Atlas Financial Holdings, Inc. and certain subsidiaries, Sheridan Road Partners, LLC, as agent, and the lenders named therein* (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2022).

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

Date:	November 10, 2022	Atlas Financial Holdings, Inc.
(Registrant)

		By:	/s/ Paul A. Romano
Paul A. Romano
Vice President and Chief Financial Officer